Form 10-Q
period 2006-06-30
iShares Silver Trust
filed 2006-08-21
CIK 1330568

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended June 30, 2006.

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from _________________ to _________________.

Commission file number: 001-32863

iShares® Silver Trust

(Exact name of registrant as specified in its charter)

New York	13-7474456
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

c/o Barclays Global Investors International Inc.

45 Fremont Street

San Francisco, California 94105

Attn: BGI’s Product Management Team

Intermediary Investor and Exchange-Traded Products Department

(Address of principal executive offices)

(415) 597-2000

(Registrant’s telephone number, including area code)

N/A

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one.)

Large accelerated filer  ☐            Accelerated filer  ☐            Non-accelerated filer  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).

Yes  ☐    No  ☒

i

Part I – Financial Information

Item 1.	Financial Statements

iShares Silver Trust

Balance Sheets

at June 30, 2006 (Unaudited) and

April 21, 2006 (Date of Inception)

(Dollar amounts in 000’s)	June 30, 2006	April 21, 2006
ASSETS
Current Assets
Silver bullion inventory (cost $1,043,967 and fair value $18,278, respectively)	$860,877	$18,278
Receivable for capital shares sold	25,927	—

Total Assets	$886,804	$18,278

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Sponsor’s fees payable	$317	$—

Total Liabilities	317	—
Commitments and Contingent liabilities (Note 1F)	—	—
Redeemable capital shares, no par value, unlimited amount authorized (at redemption value) – 8,300,000 issued and outstanding at June 30, 2006 and 150,000 issued and outstanding at April 21, 2006	887,285	18,278
Shareholder’s Equity (Deficit)	(798)	—

TOTAL LIABILITIES, REDEEMABLE SHARES & SHAREHOLDERS’ EQUITY (DEFICIT)	$886,804	$18,278

See notes to the financial statements.

iShares Silver Trust

Income Statement

For the period from April 21, 2006 (Date of Inception)

to June 30, 2006 (Unaudited)

(Dollar amounts in 000’s except for Income (Loss) per share)
Revenues
Proceeds from sales of silver to pay expenses	$342
Cost of silver sold to pay expenses	(381)

Loss on sales of silver to pay expenses	(39)
Loss on silver distributed for the redemption of shares	(8,377)

Total loss on sales and distributions of silver	(8,416)

Expenses
Sponsor’s fees	(659)
Market value reserve	(183,090)

Total expenses	(183,749)

Net Loss	$(192,165)

Loss per share	$(33.09)
Weighted-average shares outstanding	5,807,042

See notes to the financial statements.

iShares Silver Trust

Statement of Changes in Shareholders’ Equity (Deficit)

For the period from April 21, 2006 (Date of Inception)

to June 30, 2006 (Unaudited)

(Dollar amounts in 000’s)
Shareholders’ Equity (Deficit) - opening balance	$—
Net Loss	(192,165)
Adjustment of Redeemable shares to redemption value	191,367

Shareholders’ Equity (Deficit) - ending balance	$(798)

See notes to the financial statements.

iShares Silver Trust

Statement of Cash Flows

For the period from April 21, 2006 (Date of Inception)

to June 30, 2006 (Unaudited)

(Dollar amounts in 000’s)
Proceeds from sales of silver	$342
Expenses – Sponsor’s fee paid	(342)

Net cash provided by operating activities	—

Increase (decrease) in cash	—
Cash, beginning of the period	—

Cash, end of the period	$—

Reconciliation of net income to net cash provided by operating activities:
Net Loss	$(192,165)
Adjustments to reconcile net income to net cash provided by operating activities:
Proceeds from sales of silver to pay expenses	342
Loss on silver distributed for the redemption of shares	8,377
Loss on sales of silver to pay expenses	39
Sponsor’s fees payable	317
Market value reserve	183,090

Net cash provided by operating activities	$—

Supplemental disclosure of non-cash information
Carrying value of silver received for creation of shares	$1,120,937
Carrying value of silver distributed for redemption of shares at average cost	$(94,867)

See notes to the financial statements.

NOTES TO THE FINANCIAL STATEMENTS

As of June 30, 2006 (Unaudited)

1.	ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES

The iShares Silver Trust (the “Trust”) was organized on April 21, 2006 as a New York Trust. The trustee is The Bank of New York (the “Trustee”) and is responsible for the day to day administration of the Trust. The Trust’s sponsor is Barclays Global Investors International Inc. (the “Sponsor”), a Delaware corporation and a subsidiary of Barclays Bank PLC. The Trust is governed by the Depositary Trust Agreement executed at the time of organization of the Trust by the Trustee and the Sponsor (the “Trust Agreement”).

The objective of the Trust is for the value of the iShares to reflect, at any given time, the price of silver owned by the Trust at that time, less the Trust’s expenses and liabilities. The Trust is designed to provide a vehicle for investors to own interests in silver.

The following is a summary of significant accounting policies consistently followed by the Trust in the preparation of its financial statements. The policies are in conformity with accounting principles generally accepted in the United States of America. The preparation of financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

The accompanying unaudited financial statements were prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions for Form 10-Q. In the opinion of management, all material adjustments, consisting only of normal recurring adjustments, considered necessary for a fair statement of the interim period financial statements have been made. Interim period results are not necessarily indicative of results for a full-year period. These financial statements and the notes thereto should be read in conjunction with the Trust’s financial statements included in its Registration Statement on Form S-1 as filed with the SEC on April 24, 2006.

A.	Silver

JPMorgan Chase Bank N.A., acting through its London Branch (the “Custodian”), is responsible for safekeeping the silver owned by the Trust.

For financial statement purposes, the silver held by the Trust is valued at the lower of cost or market, using the average cost method. Should the market value of the silver held be lower than its average cost, an adjustment of value below cost (“market value reserve”) is recorded by the Trust. Gain or loss on sales of silver is calculated on a trade date basis. Fair value of the silver is based on the price for an ounce of silver set each working day by three market making members of The London Bullion Market Association (the “London Fix”).

The following table summarizes activity in silver during the period from April 21, 2006 (Date of Inception) through June 30, 2006 (all balances in 000’s):

	Ounces	Carrying Value	Market Value	Realized Gain (Loss)
Beginning balance	1,500.0	$18,278	$18,278
Silver contributed	85,980.6	1,120,937	1,120,937
Silver distributed (Avg. cost)	(6,996.7)	(94,867)	(86,490)	$(8,377)
Silver sold (Avg. cost)	(28.1)	(381)	(342)	(39)
Adjustment for realized gain (loss)			(8,416)
Market value reserve			(183,090)

Ending balance	80,455.8	$1,043,967	$860,877	$(8,416)

B.	Redeemable Capital Shares

Shares of the Trust are classified as “redeemable” for balance sheet purposes, since they are subject to redemption. Trust shares are issued and redeemed continuously in aggregations of 50,000 shares in exchange for silver rather than cash. Individual investors cannot purchase or redeem shares in direct transactions with the Trust. The Trust only transacts with registered broker-dealers eligible to settle securities transactions through the book-entry facilities of the Depository Trust Company and which have entered into a contractual arrangement with the Trust and the Sponsor governing, among other matters, the creation and redemption processes (such broker-dealers are the “Authorized Participants”). Holders of shares of the Trust may redeem their shares at any time acting through an Authorized Participant and in the prescribed aggregations of 50,000 shares; provided, that redemptions of shares may be suspended during any period while regular trading on the AMEX is suspended or restricted, or in which an emergency exists as a result of which delivery, disposal or evaluation of silver is not reasonably practicable.

The per-share amount of silver exchanged for a purchase or redemption is calculated daily by the Trustee, using the London Fix to calculate the silver amount in respect of any liabilities for which covering silver sales have not yet been made, and represents the per-share amount of silver held by the Trust, after giving effect to its liabilities, sales to cover expenses and liabilities and any losses that may have occurred.

When silver is exchanged in settlement of a redemption, it is considered a sale of silver for financial statement purposes.

Due to the expected continuing sales and redemption of capital stock and the three-day period for share settlement the Trust reflects capital shares sold as a receivable, rather than as contra equity. Shares redeemed are reflected as a liability on the trade date. Outstanding Trust shares are reflected at redemption value, which is the net asset value per share at the period ended date. Adjustments to redemption value are reflected in shareholders’ equity.

Net asset value is computed by deducting all accrued fees, expenses and other liabilities of the Trust, including the Trustee’s and Sponsor’s fees, from the fair value of the silver held by the Trust.

Activity in redeemable capital shares is as follows (all balances in 000’s):

	April 21, 2006* to June 30, 2006
	Shares	Amount
Beginning balance	150	$18,278
Shares Issued	8,850	1,146,864
Shares Redeemed	(700)	(86,490)
Redemption value adjustment		(191,367)

Ending balance	8,300	$887,285

*	Date of Inception

C.	Federal Income Taxes

The Trust is treated as a “grantor trust” for federal income tax purposes and, therefore, no provision for federal income taxes is required. Any interest and gains and losses are deemed “passed through” to the holders of shares of the Trust.

D.	Expenses

The Trust pays to the Sponsor a fee that accrues daily at an annualized rate equal to 0.50% of the adjusted daily net asset value of the Trust, paid monthly in arrears. The Sponsor has agreed to assume the following administrative and marketing expenses incurred by the Trust: the Trustee’s monthly fee, the custodian’s fee, AMEX listing fees, SEC registration fees, printing and mailing costs, audit fees and expenses, and up to $100,000 per annum in legal fees and expenses. The Sponsor has also paid the costs of the Trust’s organization and the initial sales of the shares, including applicable SEC registration fees.

E.	Related Parties

The Sponsor and the Trustee are considered to be related parties to the Trust. The Trustee’s fee is paid by the Sponsor and is not a separate expense of the Trust.

F.	Indemnifications

Under the Trust’s organizational documents, the Sponsor is indemnified against liabilities or expenses it incurs without negligence, bad faith or willful misconduct on its part. The Trust’s maximum exposure under these arrangements is unknown, as this would involve future claims that may be made against the Trust that have not yet occurred.

2.	CONCENTRATION RISK

Substantially all of the Trust’s assets are holdings of silver, which creates a concentration risk associated with fluctuations in the price of silver. Accordingly, a decline in the price of silver will have an adverse effect on the value of the shares of the Trust. Factors that may have the effect of causing a decline in the price of silver include a change in economic conditions (such as a recession), an increase in the hedging activities of silver producers, and changes in the attitude towards silver of speculators, investors and other market participants.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

This information should be read in conjunction with the financial statements and notes to the financial statements included in Item 1 of Part I of this Form 10-Q. The discussion and analysis that follows may contain statements that relate to future events or future performance. In some cases, such forward-looking statements can be identified by terminology such as “may,” “should,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “potential” or the negative of these terms or other comparable terminology. Neither the sponsor, nor any other person assumes responsibility for the accuracy or completeness of forward-looking statements. Neither the trust nor the sponsor is under a duty to update any of the forward-looking statements to conform such statements to actual results or to a change in the sponsor’s expectations or predictions.

Introduction

The Trust is a grantor trust formed under the laws of the State of New York. The Trust does not have any officers, directors, or employees, and is administered by The Bank of New York (the “Trustee”) acting as trustee pursuant to a Depositary Trust Agreement between the Trustee and Barclays Global Investors International Inc., the sponsor of the Trust (the “Sponsor”). The Trust issues shares representing fractional undivided beneficial interests in its net assets. The assets of the Trust consist primarily of silver held by a custodian as an agent of the Trust and responsible only to the Trustee.

The Trust is a passive investment vehicle, and the objective of the Trust is merely for the value of each share approximately to reflect, at any given time, the price of silver owned by the Trust less the Trust’s liabilities (anticipated to be principally for accrued operating expenses) divided by the number of outstanding shares. The Trust does not engage in any activities designed to obtain a profit from, or ameliorate losses caused by, changes in the price of silver.

The Trust issues and redeems shares only in exchange for silver, only in aggregations of 50,000 shares or integral multiples thereof, and only in transactions with registered broker-dealers that have previously entered into an agreement with the Trust governing the terms and conditions of such issuance (such dealers, the “Authorized Participants”). A list of current Authorized Participants is available from the Sponsor or the Trustee.

Shares of the Trust trade on the AMEX under the symbol “SLV.”

Valuation of Silver; Computation of Net Asset Value.

On each business day, as soon as practicable after 4:00 p.m. (New York time), the Trustee evaluates the silver held by the Trust and determines the net asset value of the Trust and the net asset value per share. The Trustee values the silver held by the Trust using the announced London Fix. Having valued the silver held by the Trust, the Trustee then subtracts all accrued fees (other than the fees to be computed by reference to the value of the Trust or its assets), expenses and other liabilities of the Trust from the value of the silver and other assets of the Trust. The result is the adjusted net asset value of the Trust, which is used to compute all fees (including the Trustee’s fee and the Sponsor’s fee), which are calculated from the value of the Trust’s assets. To determine the net asset value of the Trust, the Trustee subtracts from the adjusted net asset value of the Trust the amount of accrued fees computed from the value of the Trust’s assets. The Trustee also computes the net asset value per share, by dividing the net asset value of the Trust by the number of shares outstanding at the time the computation is made.

Liquidity

The Trust is not aware of any trends, demands, conditions or events that are reasonably likely to result in material changes to its liquidity needs. In exchange for a fee (the “Sponsor’s fee”) the Sponsor has agreed to assume most of the expenses incurred by the Trust. As a result, the only ordinary expense of the Trust during the period covered by this report was the Sponsor’s fee. The Trust’s only source of liquidity is its sales of silver.

Critical Accounting Estimates

The financial statements and accompanying notes are prepared in accordance with generally accepted accounting principles in the United States of America. The preparation of these financial statements relies on estimates and assumptions that impact the Trust’s financial position and results of operations. These estimates and assumptions affect the Trust’s application of accounting policies. Below we describe the valuation of silver, a critical accounting policy that we believe is important to understanding our results of operations and financial position. In addition, please refer to Note 1 to the financial statements for further discussion of our accounting policies.

Valuation of Silver

Silver held by the Trust is recorded at the lower of cost or market. For purposes of this calculation, market values are based on the London Fix. Should the market value of the silver held be lower than its average cost, impairment to the carrying value of the silver will be recorded and the London Fix will be used as the value for financial statement purposes. As indicated above, the London Fix is also used to value silver held for purposes of calculating the net asset value of the Trust, which in turn is used for the calculation of the redemption value of outstanding Trust shares.

There are other indicators of the value of silver that are available that could be different than that chosen by the Trust. The London Fix is used since it is commonly used by the U.S. silver market as an indicator of the value of silver, and is required by the Depositary Trust Agreement. The use of an indicator of value of silver other than the London Fix could result in materially different fair value pricing of the silver in the Trust, and as such, could result in different lower of cost or market adjustments or in different redemption value adjustments of the outstanding redeemable capital shares.

The Period from April 21, 2006 to June 30, 2006

The Trust’s net asset value grew from $18,277,500 at April 21, 2006 to $887,285,023 at June 30, 2006, a 4,754.52% increase. The increase in the Trust’s net asset value resulted primarily from an increase in outstanding shares, which rose from 150,000 at April 21, 2006 to 8,300,000 at June 30, 2006 due to 8,850,000 shares (177 baskets, each basket consisting of 50,000 shares) being created and 700,000 shares (14 baskets, each basket consisting of 50,000 shares) being redeemed during the quarter.

A negative change in the London Fix price, which declined 12.19% from $12.185 at April 21, 2006 to $10.70 at June 30, 2006, directly relates to the 12.27% decline in the Trust’s net asset value per outstanding share from $121.85 at April 21, 2006 to $106.90 at June 30, 2006, which tracked the change in the London Fix price.

The Trust’s net asset value per share declined slightly more than the price of silver on a percentage basis due to Sponsor’s fees, which were $658,999 for the quarter, or 0.09% of the Trust’s average weighted assets of $696,834,435 during the quarter. The net asset value per share of $149.37 at May 12, 2006 was the highest during the quarter, compared with a low of $97.13 at June 14, 2006. The net asset value of the Trust is obtained by subtracting the Trust’s expenses and liabilities on any day from the value of the silver owned by the Trust on that day; the net asset value per share is obtained by dividing the net asset value of the Trust on a given day by the number of shares outstanding on that date.

Net loss for the period from April 21, 2006 through June 30, 2006 was $192,166,160, resulting from a net loss of $39,464 on the sale of silver to pay expenses and a net loss of $8,377,373 on silver distributed for the redemption of shares, offset by Sponsor’s fees of $658,999 and a market value reserve of $183,090,324. Other than the Sponsor’s fees, the Trust had no other ordinary or extraordinary expenses during the quarter.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

Item 4.	Controls and Procedures

The duly authorized officers of the Sponsor performing functions equivalent to those a principal executive officer and principal financial officer of the Trust would perform if the Trust had any officers, and with the participation of the Trustee, have evaluated the effectiveness of the Trust’s disclosure controls and procedures, and have concluded that the disclosure controls and procedures of the Trust have been effective as of the end of the period covered by this quarterly report.

There were no changes in the Trust’s internal control over financial reporting that occurred during the Trust’s last fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Trust’s internal control over financial reporting.

Part II – Other Information

Item 1.	Legal Proceedings

None.

Item 1A.	Risk Factors

Not applicable.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

a)	None.

b)	Not applicable.

c)	After formation of the Trust and through June 30, 2006, 177 Baskets (8,850,000 shares) have been created, and 14 Baskets (700,000 shares) have been redeemed as follows:

Period	Total Number of Shares Redeemed	Average Price Per Share (ounces of silver)
04/21/06 to 04/30/06	—
05/01/06 to 05/31/06	400,000	0.0999
06/01/06 to 06/30/06	300,000	0.0999

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Submission of Matters to a Vote of Security Holders

None.

Item 5.	Other Information

None.

Item 6.	Exhibits

Exhibits

31.1	Certification by Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification by Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification by Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned in the capacities* indicated thereunto duly authorized.

Barclays Global Investors International Inc. Sponsor of the iShares Silver Trust (Registrant)

/s/ LEE T. KRANEFUSS
Lee T. Kranefuss Chief Executive Officer (Principal executive officer)

Date: August 21, 2006

/s/ MICHAEL A. LATHAM
Michael A. Latham Chief Financial Officer (Principal financial officer)

Date: August 14, 2006

*	The Registrant is a trust and the persons are signing in their capacities as officers of Barclays Global Investors International Inc., the Sponsor of the Registrant.