Form 10-Q
period 2006-09-30
iShares Silver Trust
filed 2006-11-13
CIK 1330568

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended September 30, 2006.

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from to .

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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

		Page
PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements	1

	Balance Sheets (Unaudited) at September 30, 2006 and April 21, 2006 (Date of Inception)	1

	Income Statements (Unaudited) for the three months ended September 30, 2006 and for the period from April 21, 2006 (Date of Inception) to September 30, 2006	2

	Statement of Changes in Shareholders’ Equity (Deficit) (Unaudited) for the period from April 21, 2006 (Date of Inception) to September 30, 2006	3

	Statement of Cash Flows (Unaudited) for the period from April 21, 2006 (Date of Inception) to September 30, 2006	4

	Notes to the Financial Statements (Unaudited)	5

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	9

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	11

Item 4.	Controls and Procedures	11

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings	11

Item 1A.	Risk Factors	11

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	11

Item 3.	Defaults Upon Senior Securities	12

Item 4.	Submission of Matters to a Vote of Security Holders	12

Item 5.	Other Information	12

Item 6.	Exhibits	12

SIGNATURES		13

Part I – Financial Information

Item 1. Financial Statements

iShares Silver Trust

Balance Sheets (Unaudited)

at September 30, 2006 and

April 21, 2006 (Date of Inception)

(Dollar amounts in 000’s)	September 30, 2006	April 21, 2006
ASSETS
Current Assets
Silver bullion inventory (Note 1A)	$1,141,926	$18,278

Total Assets	$1,141,926	$18,278

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Sponsor’s fees payable	$495	$—

Total Liabilities	495	—

Commitments and Contingent liabilities (Note 1F)	—	—
Redeemable capital shares, no par value, unlimited amount authorized (at redemption value) – 10,450,000 issued and outstanding at September 30, 2006 and 150,000 issued and outstanding at April 21, 2006	1,204,443	18,278

Shareholder’s Equity (Deficit)	(63,012)	—

TOTAL LIABILITIES, REDEEMABLE SHARES & SHAREHOLDERS’ EQUITY (DEFICIT)	$1,141,926	$18,278

See notes to the financial statements.

iShares Silver Trust

Income Statement (Unaudited)

For the three months ended September 30, 2006 and the period from

April 21, 2006 (Date of Inception) to September 30, 2006

(Dollar amounts in 000’s except for Income (Loss) per share)	Three months ended September 30, 2006	April 21, 2006 to September 30, 2006
Revenues
Proceeds from sales of silver to pay expenses	$1,239	$1,581
Cost of silver sold to pay expenses	(1,086)	(1,467)

Gain on sales of silver to pay expenses	153	114
Gain (loss) on silver distributed for the redemption of shares	2,907	(5,470)

Total gain (loss) on sales and distributions of silver	3,060	(5,356)
Expenses
Sponsor’s fees	(1,417)	(2,076)
Market value reserve	—	(183,090)

Total expenses	(1,417)	(185,166)

Net Income (Loss)	$1,643	$(190,522)

Income (Loss) per share	$0.17	$(23.90)
Weighted-average shares outstanding	9,640,761	7,970,859

See notes to the financial statements.

iShares Silver Trust

Statement of Changes in Shareholders’ Equity (Deficit) (Unaudited)

For the period from April 21, 2006 (Date of Inception)

to September 30, 2006

(Dollar amounts in 000’s)	April 21, 2006 to September 30, 2006
Shareholders’ Equity (Deficit) - beginning balance	$—
Net Loss	(190,522)
Adjustment of Redeemable shares to redemption value	127,510

Shareholders’ Equity (Deficit) - ending balance	$(63,012)

See notes to the financial statements.

iShares Silver Trust

Statement of Cash Flows (Unaudited)

For the period from April 21, 2006 (Date of Inception)

to September 30, 2006

(Dollar amounts in 000’s)	April 21, 2006 to September 30, 2006
Proceeds from sales of silver	$1,581
Expenses – Sponsor’s fee paid	(1,581)

Net cash provided by operating activities	—

Increase (decrease) in cash	—
Cash, beginning of the period	—

Cash, end of the period	$—

Reconciliation of net income to net cash provided by operating activities:

Net Loss	$(190,522)

Adjustments to reconcile net income to net cash provided by operating activities:

Proceeds from sales of silver to pay expenses	1,581
Loss on silver distributed for the redemption of shares	5,470
Gain on sales of silver to pay expenses	(114)
Sponsor’s fees payable	495
Market value reserve	183,090

Net cash provided by operating activities	$—

Supplemental disclosure of non-cash information
Carrying value of silver received for creation of shares	$1,430,215
Carrying value of silver distributed for redemption of shares at average cost	$122,010

See notes to the financial statements.

NOTES TO THE FINANCIAL STATEMENTS

As of September 30, 2006 (Unaudited)

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

The accompanying unaudited financial statements were prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions for Form 10-Q and the rules and regulations of the U.S. Securities and Exchange Commission (the “SEC”). In the opinion of management, all material adjustments, consisting only of normal recurring adjustments, considered necessary for a fair statement of the interim period financial statements have been made. Interim period results are not necessarily indicative of results for a full-year period. These financial statements and the notes thereto should be read in conjunction with the Trust’s financial statements included in the registration statement on Form S-1 as filed with the SEC on September 27, 2006.

A. Silver

JPMorgan Chase Bank N.A., acting through its London Branch (the “Custodian”), is responsible for safekeeping the silver owned by the Trust.

For financial statement purposes, the silver held by the Trust is valued at the lower of cost or market, using the average cost method. Should the market value of the silver held be lower than its average cost during the interim periods of the same fiscal year, an adjustment of value below cost (“market value reserve”) is recorded by the Trust. Gain or loss on sales of silver is calculated on a trade date basis. Fair value of the silver is based on the price for an ounce of silver set each working day by three market making members of The London Bullion Market Association (“The London Fix”).

The following table summarizes activity in silver during the three months ended September 30, 2006 (all balances in 000’s):

	Ounces	Cost	Market Value	Realized Gain (Loss)
Beginning balance	80,455.8	$860,877	$860,877
Silver contributed	26,464.4	309,278	309,278
Silver distributed (Avg. cost)	(2,495.9)	(27,143)	(30,050)	$2,907
Silver sold (Avg. cost)	(100.6)	(1,086)	(1,239)	153
Adjustment for realized gain			3,060
Adjustment for unrealized gain on Silver bullion			63,012

Ending balance	104,323.7	$1,141,926	$1,204,938	$3,060

The following table summarizes activity in silver during the period from April 21, 2006 (Date of Inception) through September 30, 2006 (all balances in 000’s):

	Ounces	Cost	Market Value	Realized Gain (Loss)
Beginning balance	1,500.0	$18,278	$18,278
Silver contributed	112,445.0	1,430,215	1,430,215
Silver distributed (Avg. cost)	(9,492.6)	(122,010)	(116,540)	$(5,470)
Silver sold (Avg. cost)	(128.7)	(1,467)	(1,581)	114
Adjustment for realized loss			(5,356)
Adjustment for unrealized gainon Silver bullion			63,012
Market value reserve		(183,090)	(183,090)

Ending balance	104,323.7	$1,141,926	$1,204,938	$(5,356)

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

Due to the expected continuing sales and redemption of capital stock and the three-day period for share settlement the Trust reflects capital shares sold as a receivable, rather than as contra equity. Shares redeemed are reflected as a liability on the trade date. Outstanding Trust shares are reflected at redemption value, which is the net asset value per share at the period ended date. Adjustments to redemption value are reflected in retained earnings.

Net asset value is computed by deducting all accrued fees, expenses and other liabilities of the Trust, including the Sponsor’s fees, from the fair value of the silver held by the Trust.

Activity in redeemable capital shares is as follows (all balances in 000’s):

	Three months ended September 30, 2006		April 21, 2006* to September 30, 2006
	Shares	Amount	Shares	Amount
Beginning balance	8,300	$887,285	150	$18,278
Shares Issued	2,400	283,351	11,250	1,430,215
Shares Redeemed	(250)	(30,050)	(950)	(116,540)
Redemption value adjustment	—	63,857	—	(127,510)

Ending balance	10,450	$1,204,443	10,450	$1,204,443

*	Date of Inception

C. Federal Income Taxes

The Trust is treated as a “grantor trust” for federal income tax purposes and, therefore, no provision for federal income taxes is required. Any interest and gains and losses are deemed “passed through” to the holders of shares of the Trust.

D. Expenses

The Trust pays to the Sponsor a Sponsor’s fee that accrues daily at an annualized rate equal to 0.50% of the adjusted daily net asset value of the Trust, paid monthly in arrears. The Sponsor has agreed to assume the following administrative and marketing expenses incurred by the Trust: the Trustee’s monthly fee, the custodian’s fee, AMEX listing fees, SEC registration fees, printing and mailing costs, audit fees and expenses, and up to $100,000 per annum in legal fees and expenses. For the fiscal year ending December 31, 2006, the Sponsor has agreed to pay all legal fees and expenses over the $100,000 per annum limit. The Sponsor has also paid the costs of the Trust’s organization and the initial sales of the shares, including applicable SEC registration fees.

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

2. CONCENTRATION RISK

Substantially all of the Trust’s assets are holdings of silver, which creates a concentration risk associated with fluctuations in the price of silver. Accordingly, a decline in the price of silver will have an adverse effect on the value of the shares of the Trust. Factors that may have the effect of causing a decline in the price of silver include, a change in economic conditions (such as a recession) an increase in the hedging activities of silver producers, and changes in the attitude towards silver of speculators, investors and other market participants.

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

Valuation of Silver; Computation of Net Asset Value.

On each business day, as soon as practicable after 4:00 p.m. (New York time), the Trustee evaluates the silver held by the Trust and determines the net asset value of the Trust and the net asset value per share. The Trustee values the silver held by the Trust using the announced London Fix. Having valued the silver held by the Trust, the Trustee then subtracts all accrued fees (other than the fees to be computed by reference to the value of the Trust or its assets), expenses and other liabilities of the Trust from the value of the silver and other assets of the Trust. The result is the adjusted net asset value of the Trust, which is used to compute all fees (including the Trustee’s fee and the Sponsor’s fee), which are calculated from the value of the Trust’s assets. To determine the net asset value of the Trust, the Trustee subtracts from the adjusted net asset value of the Trust the amount of accrued fees computed from the value of the Trust’s assets. The Trustee also computes the net asset value per share, by dividing the net asset value of the Trust by the number of shares outstanding on the date the computation is made.

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

The Quarter Ended September 30, 2006

The Trust’s net asset value grew from $887,285,023 at June 30, 2006 to $1,204,443,295 at September 30, 2006, a 35.74% increase. The increase in the Trust’s net asset value resulted primarily from an increase in outstanding shares, which rose from 8,300,000 at June 30, 2006 to 10,450,000 at September 30, 2006 as a consequence of 2,400,000 shares (48 baskets, each basket consisting of 50,000 shares) being created and 250,000 shares (5 baskets, each basket consisting of 50,000 shares) being redeemed during the quarter.

A positive change in the London Fix price, which increased 7.94% from $10.70 at June 30, 2006 to $11.55 at September 30, 2006, directly relates to the 7.82% increase in the Trust’s net asset value per outstanding share from $106.90 at June 30, 2006 to $115.26 at September 30, 2006.

The Trust’s net asset value per share rose slightly less than the price of silver on a percentage basis due to Sponsor’s fees, which were $1,417,346 for the quarter, or 0.13% of the Trust’s average weighted assets of $1,126,131,184 during the quarter. The net asset value per share of $131.27 at September 5, 2006 was the highest during the quarter, compared with a low of $105.08 at July 19, 2006. The net asset value of the Trust is obtained by subtracting the Trust’s expenses and liabilities on any day from the value of the silver owned by the Trust on that day; the net asset value per share is obtained by dividing the net asset value of the Trust on a given day by the number of shares outstanding on that date.

Net income for the quarter ended September 30, 2006 was $1,643,306, resulting from a net gain of $153,388 on the sale of silver to pay expenses and a net gain of $2,907,264 on silver distributed for the redemption of shares, offset by Sponsor’s fees of $1,417,346. Other than the Sponsor’s fees, the Trust had no other ordinary or extraordinary expenses during the quarter.

The Period April 21, 2006 (Date of Inception) through September 30, 2006

Cumulatively for the fiscal year to date, the Trust’s net asset value grew from $18,277,500 at April 21, 2006 to $1,204,443,295 at September 30, 2006. The net asset value per share of the Trust declined 5.41% from $121.85 at April 21, 2006 to $115.26 at September 30, 2006 as a direct result of the London Fix decrease of 5.21% from $12.185 at April 21, 2006 to $11.55 at September 30, 2006, less Sponsor’s fees, which were $2,076,345 for the period, or 0.22% of the Trust’s average weighted assets of $939,136,895 during the period.

Net loss for the period from April 21, 2006 through September 30, 2006 was $190,522,854, resulting from a net gain of $113,925 on the sale of silver to pay expenses, offset by a net loss of $5,470,110 on silver distributed for the redemption of shares, Sponsor’s fees of $2,076,345 and a market value reserve of $183,090,324. Other than the Sponsor’s fees, the Trust had no other ordinary or extraordinary expenses during the period.

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

Part II – Other Information

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

Not applicable.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

a)	None.

b)	Not applicable.

c)	For the quarter ended September 30, 2006, 48 Baskets (2,400,000 shares) have been created, and 5 Baskets (250,000 shares) have been redeemed as follows:

Period	Total Number of Shares Redeemed	Average Price Per Share (ounces of silver)
07/01/06 to 07/31/06	50,000	0.0999
08/01/06 to 08/31/06	—	—
09/01/06 to 09/30/06	200,000	0.0999

Item 3. Defaults Upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Security Holders

None.

Item 5. Other Information

None.

Item 6. Exhibits

4.1	Form of Depositary Trust Agreement *

4.2	Form of Authorized Participant Agreement *

10.1	Form of Custodian Agreement*

10.2	Form of Sub-license Agreement*

10.3	Amendment No. 1 to Custodian Agreement**

31.1	Certification by Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification by Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification by Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification by Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Incorporated by reference to the Exhibit identified with the same number and filed with Pre-Effective Amendment No. 3 to Registration Statement No. 333-125920 on April 24, 2006.
**	Incorporated by reference to the Exhibit identified with the same number and filed with Pre-Effective Amendment No. 4 to Registration Statement No. 333-125920 on September 27, 2006.

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
Date: November 13, 2006

/s/ Michael A. Latham
Michael A. Latham
Chief Financial Officer
(Principal financial officer)
Date: November 13, 2006

*	The Registrant is a trust and the persons are signing in their capacities as officers of Barclays Global Investors International Inc., the Sponsor of the Registrant.