Form 10-K
period 2006-12-31
iShares Silver Trust
filed 2007-03-26
CIK 1330568

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 2006.

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from to .

Commission file number: 001-32863

iShares® Silver Trust

(Exact name of registrant as specified in its charter)

New York	13-7474456
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

c/o Barclays Global Investors International Inc.

45 Fremont Street

San Francisco, California 94105

Attn: Product Management Team

Intermediary Investor and Exchange-Traded Products Group

(Address of principal executive offices)

(415) 597-2000

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

iShares	American Stock Exchange
(Title of class)	(Name of exchange on which registered)

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one)

Large accelerated filer  ☐                    Accelerated filer  ☐                    Non-accelerated filer  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).

Yes  ☐    No  ☒

As of June 30, 2006, the registrant had 8,300,000 shares outstanding. The aggregate market value of the shares held by non-affiliates was approximately $924,537,000.

DOCUMENTS INCORPORATED BY REFERENCE:

None.

i

Item 14.	Principal Accounting Fees and Services	18

PART IV

Item 15.	Exhibits, Financial Statement Schedules	19

ii

Part I

Item 1.	Business.

The purpose of the trust is to own silver transferred to the trust in exchange for shares issued by the trust (“iShares”). Each iShare represents a fractional undivided beneficial interest in the net assets of the trust. The assets of the trust consist primarily of silver held by the custodian on behalf of the trust. However, there may be situations where the trust will unexpectedly hold cash. For example, a claim may arise against a third party, which is settled in cash. In situations where the trust unexpectedly receives cash or other assets, no new iShares will be issued until after the record date for the distribution of such cash or other property has passed.

The trust was formed on April 21, 2006 when an initial deposit of silver was made in exchange for the issuance of three Baskets (a “Basket” consists of 50,000 iShares).

The sponsor of the trust is Barclays Global Investors International Inc. The trustee of the trust is The Bank of New York and the custodian is JP Morgan Chase Bank N.A., London branch. The agreement between the trust and the custodian is governed by English law.

During the period beginning April 21, 2006 (date of inception) through December 31, 2006, the value of the trust’s redeemable shares grew from $18,277,500 at April 21, 2006 to $1,562,120,000 by December 31, 2006, the trust’s fiscal year-end. Outstanding shares in the trust grew from 150,000 shares at April 21, 2006 to 12,150,000 shares outstanding at December 31, 2006.

The activities of the trust are limited to (1) issuing Baskets of iShares in exchange for the silver deposited with the custodian as consideration, (2) selling silver as necessary to cover the sponsor’s fee, trust expenses not assumed by the sponsor and other liabilities and (3) delivering silver in exchange for Baskets of iShares surrendered for redemption. The trust is not actively managed. It does not engage in any activities designed to obtain a profit from, or to ameliorate losses caused by, changes in the price of silver.

The sponsor of the registrant maintains an Internet website at www.ishares.com, through which certain information about the registrant can be accessed. Additional information regarding the trust may also be found on the SEC’s EDGAR database at www.SEC.gov. The sponsor is in the process of implementing changes to its website so that the registrant’s annual report on Form 10-K, quarterly reports on Form 10-Q, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, will be made available free of charge after they have been filed or furnished to the Securities and Exchange Commission.

Trust Objective

The objective of the trust is for the value of the iShares to reflect, at any given time, the price of silver owned by the trust at that time less the trust’s expenses and liabilities. The iShares are intended to constitute a simple and cost-effective means of making an investment similar to an investment in silver. An investment in physical silver requires expensive and sometimes complicated arrangements in connection with the assay, transportation, warehousing and insurance of the metal. Traditionally, such expense and complications have resulted in investments in physical silver being efficient only in amounts beyond the reach of many investors. The iShares have been designed to remove the obstacles represented by the expense and complications involved in an investment in physical silver, while at the same time having an intrinsic value that reflects, at any given time, the price of the silver owned by the trust at such time less the trust expenses and liabilities. Although the iShares are not the exact equivalent of an investment in silver, they provide investors with an alternative that allows a level of participation in the silver market through the securities market.

An investment in iShares is:

Backed by silver held by the custodian on behalf of the trust.

The iShares are backed by the assets of the trust. The trustee’s arrangements with the custodian contemplate that at the end of each business day there can be in the trust account no more than 1100 ounces of silver in an unallocated form. Accordingly, the bulk of the trust’s silver holdings is represented by physical silver, identified on the custodian’s books in allocated and unallocated accounts on behalf of the trust and held by the custodian in England and other locations that may be authorized in the future.

As accessible and easy to handle as any other investment in shares.

Retail investors may purchase and sell iShares through traditional brokerage accounts. Because the intrinsic value of each iShare is a function of the price of silver held by the trust, the cash outlay necessary for an investment in iShares should be less than the amount required for currently existing means of investing in physical silver. iShares are eligible for margin accounts.

Listed.

The iShares are listed and trade on the AMEX under the symbol “SLV.”

Relatively cost efficient.

Because the expenses involved in an investment in physical silver will be dispersed among all holders of iShares, an investment in iShares may represent a cost-efficient alternative to investments in silver for investors not otherwise in a position to participate directly in the market for physical silver.

Secondary Market Trading

While the objective of the trust is for the value of the iShares to reflect, at any given time, the price of silver owned by the trust at that time less the trust’s expenses and liabilities, iShares may trade at, above or below their net asset value per iShare or NAV. The NAV of iShares will fluctuate with changes in the market value of the trust’s assets. The trading prices of iShares will fluctuate in accordance with changes in their NAV as well as market supply and demand. The amount of the discount or premium in the trading price relative to the NAV may be influenced by non-concurrent trading hours between the major silver markets and the AMEX. While the iShares ordinarily trade on the AMEX from 9:30 a.m. until 4:15 p.m. New York time, liquidity in the market for silver may be reduced after the close of the major world silver markets, including London, Zurich and COMEX. As a result, during this time, trading spreads, and the resulting premium or discount, on iShares may widen. However, given that Baskets of iShares can be created and redeemed in exchange for the underlying amount of silver, the sponsor believes that the arbitrage opportunities may provide a mechanism to mitigate the effect of such premium or discount.

Valuation of Silver; Computation of Net Asset Value

On each business day, as soon as practicable after 4:00 p.m. (New York time), the trustee evaluates the silver held by the trust and determines the net asset value of the trust. For purposes of making these calculations, a business day means any day other than a day when the AMEX is closed for regular trading.

The trustee values the trust’s silver on the basis of that day’s announced London Fix. If there is no announced London Fix on a business day, the trustee is authorized to use the most recently announced London Fix unless the trustee, in consultation with the sponsor, determines that such price is inappropriate as a basis for evaluation.

The London Bullion Market Association (LBMA) fixings are an open process at which market participants can transact business on the basis of a single quoted price. Three market making members of the LBMA conduct the silver fixing meeting under the chairmanship of the Bank of Nova Scotia-Scotia Mocatta by telephone at 12:00 noon (London time) each working day. The other two members of the silver fixing are Deutsche Bank AG and HSBC Bank N.A., USA (London branch). Orders executed at the fixing are conducted as principal-to-principal transactions between the client and the dealer through whom the order is placed. Clients place orders with the dealing rooms of the fixing members, who net all the orders before communicating their interest to their representative at the fixing. The metal price is then adjusted to reflect whether there are more buyers or sellers at a given price until such time as supply and demand is seen to be balanced. Orders can be changed throughout the proceedings as the price is moved higher and lower until such time as buyers’ and sellers’ orders are satisfied and the price is said to be “fixed”.

Once the value of the silver has been determined, the trustee subtracts all accrued fees (other than the fees to be computed by reference to the value of the trust or its assets), expenses and other liabilities of the trust from the total value of the silver and all other assets of the trust. The resulting figure is the adjusted net asset value of the trust, which is used to compute all fees (including the trustee’s and the sponsor’s fees) which are calculated from the value of the trust’s assets.

To determine the net asset value of the trust, the trustee subtracts from the adjusted net asset value of the trust the amount of accrued fees computed from the value of the trust’s assets. The trustee also determines the NAV by dividing the net asset value of the trust by the number of the iShares outstanding at the time the computation is made.

Trust Expenses

The trust’s only ordinary recurring expense is expected to be the sponsor’s fee. In exchange for the sponsor’s fee the sponsor has agreed to assume the following administrative and marketing expenses incurred by the trust: the trustee’s fee, the custodian’s fee, AMEX listing fees, SEC registration fees, printing and mailing costs, audit fees and expenses and up to $100,000 per annum in legal fees and expenses. The sponsor also paid the costs of the trust’s organization and the initial sale of the iShares, including the applicable SEC registration fees.

The sponsor’s fee is accrued daily at an annualized rate equal to 0.50% of the adjusted net asset value of the trust. The trustee will, when directed by the sponsor, and, in the absence of such direction, may, in its discretion, sell silver in such quantity and at such times as may be necessary to permit payment of the sponsor’s fee and of trust expenses or liabilities not assumed by the sponsor. The trustee is authorized to sell silver at such times and in the smallest amounts required to permit such payments as they become due, it being the intention to avoid or minimize the trust’s holdings of assets other than silver. Accordingly, the amount of silver to be sold will vary from time to time depending on the level of the trust’s expenses and the market price of silver. The custodian has agreed to purchase from the trust, at the request of the trustee, silver needed to cover trust expenses at a price equal to the price used by the trustee to determine the value of the silver held by the trust on the date of the sale.

The sponsor earned $3,792,440 for the period covered by this report.

Deposit of Silver; Issuance of Baskets of iShares

The trust expects to create and redeem iShares on a continuous basis but only in Baskets of 50,000 iShares. Only registered broker-dealers who have entered into written agreements with the sponsor and the trustee (each, an “Authorized Participant”) can deposit silver and receive Baskets of iShares in exchange. Upon the deposit of the corresponding amount of silver with the custodian, and the payment of the trustee’s applicable fee and of any expenses, taxes or charges (such as stamp taxes or stock transfer taxes or fees), the trustee will deliver the appropriate number of Baskets to the DTC account of the depositing Authorized Participant. The sponsor and the trustee maintain a current list of Authorized Participants. Silver deposited with the custodian must meet the London Good Delivery Standards.

Before making a deposit, the Authorized Participant must deliver to the trustee a written purchase order indicating the number of Baskets it intends to acquire and the location or locations where it expects to make the corresponding deposit of silver with the custodian. The date the trustee receives that order determines the Basket Silver Amount the Authorized Participant needs to deposit. However, orders received by the trustee after 3:59 p.m. (New York time) on a business day are treated as received on the next following business day. Silver can be delivered to the custodian in England, or at other locations that may be authorized in the future.

The Basket Silver Amount necessary for the creation of a Basket changes from day to day. The initial Basket Silver Amount (in effect at the time of the creation of the trust) was 500,000 ounces of silver. On each day that the AMEX is open for regular trading, the trustee adjusts the quantity of silver constituting the Basket Silver Amount as appropriate to reflect sales of silver, any loss of silver that may occur, and accrued expenses. The computation is made by the trustee as promptly as practicable after 4:00 p.m. (New York time). The Basket Silver Amount so determined is communicated to the market via the sponsor’s website for the iShares. The AMEX also publishes the Basket Silver Amount determined by the trustee as indicated above.

Because the sponsor has assumed what are expected to be most of the trust’s expenses, and the sponsor’s fee accrues daily at the same rate (i.e., 1/365th of the net asset value of the trust multiplied by 0.50%), in the absence of any extraordinary expenses or liabilities the amount of silver by which the Basket Silver Amount decreases each day is predictable. The sponsor makes available on each business day, through the same website used to disseminate the actual Basket Silver Amount, an indicative Basket Silver Amount for the next business day. Authorized Participants may use that indicative Basket Silver Amount as guidance regarding the amount of silver that they may expect to have to deposit with the custodian in respect of purchase orders placed by them on such next business day and accepted by the trustee. The agreement entered with each Authorized Participant provides, however, that once a purchase order has been accepted by the trustee, the Authorized Participant will be required to deposit with the custodian the Basket Silver Amount determined by the trustee on the effective date of the purchase order.

No iShares are issued unless and until the custodian has informed the trustee that it has allocated to the trust’s account (except that any amounts of less than 1100 ounces may be held in the trust account on an unallocated basis) the corresponding amount of silver. In accordance with the procedures that the custodian has agreed to follow in connection with the creation of iShares, silver received by the custodian no later than 11:30 a.m. (London time) is required to be allocated to the trust’s account no later than 9:00 a.m. (New York time) on next day that the custodian is open for business at the place of delivery. All taxes incurred in connection with the delivery of silver to the custodian in exchange for Baskets of iShares (including any applicable value added tax) will be the sole responsibility of the Authorized Participant making such delivery.

Redemption of Baskets of iShares; Withdrawal of Silver

Authorized Participants, acting on authority of the registered holder of iShares, may surrender Baskets of iShares in exchange for the corresponding Basket Silver Amount announced by the trustee. Upon the surrender of such iShares and the payment of the trustee’s applicable fee and of any expenses, taxes or charges (such as stamp taxes or stock transfer taxes or fees), the trustee will deliver to the order of the redeeming Authorized Participant the amount of silver corresponding to the redeemed Baskets. iShares can only be surrendered for redemption in Baskets of 50,000 iShares each.

Before surrendering Baskets of iShares for redemption, an Authorized Participant must deliver to the trustee a written request indicating the number of Baskets it intends to redeem and the location where it would like to take delivery of the silver represented by such Baskets. The date the trustee receives that order determines the Basket Silver Amount to be received in exchange. However, orders received by the trustee after 3:59 p.m. (New York time) on a business day are treated as received on the next following business day.

The custodian may make the silver available for collection at its office or at the office of a sub-custodian if the silver is being held by a sub-custodian. Silver is delivered at the locations designated by the trustee, in consultation with the custodian.

Unless otherwise agreed to by the Custodian, silver is delivered to the redeeming Authorized Participants in the form of physical bars only (except that any amount of less than 1100 ounces may be transferred to an unallocated account of or as ordered by, the redeeming Authorized Participant).

Redemptions may be suspended only (i) during any period in which regular trading on the AMEX is suspended or restricted or the exchange is closed (other than scheduled holiday or weekend closings), or (ii) during an emergency as a result of which delivery, disposal or evaluation of silver is not reasonably practicable.

Fees and Expenses of the Trustee

•

Each deposit of silver for the creation of Baskets of iShares and each surrender of Baskets of iShares for the purpose of withdrawing trust property (including if the Trust Agreement terminates) must be accompanied by a payment to the trustee of a fee of $2,000 (or such other fee as the trustee, with the prior written consent of the sponsor, may from time to time announce).

•

The trustee is entitled to reimburse itself from the assets of the trust for all expenses and disbursements incurred by it for extraordinary services it may provide to the trust or in connection with any discretionary action the trustee may take to protect the trust or the interests of the holders.

Trust Expenses and Silver Sales

In addition to the fee payable to the sponsor, the following expenses are paid out of the assets of the trust:

•	any expenses or liabilities of the trust that are not assumed by the sponsor;

•	any taxes and other governmental charges that may fall on the trust or its property;

•	expenses and costs of any action taken by the trustee or the sponsor to protect the trust and the rights and interests of holders of iShares; and

•	any indemnification of the sponsor as described below.

The trustee sells the trust’s silver from time to time as necessary to permit payment of the fees and expenses that the trust is required to pay. See “Trust Expenses.”

The trustee is not responsible for any depreciation or loss incurred by reason of sales of silver made in compliance with the Trust Agreement.

Payment of Taxes

The trustee may deduct the amount of any taxes owed from any distributions it makes. It may also sell trust assets, by public or private sale, to pay any taxes owed. Registered holders of iShares will remain liable if the proceeds of the sale are not enough to pay the taxes.

Item 1A.	Risk Factors.

Because the iShares are created to reflect the price of the silver held by the trust, the market price of the iShares will be unpredictable. This creates the potential for losses, regardless of whether you hold iShares for a short-, mid-or long-term.

iShares are created to reflect, at any given time, the market price of silver owned by the trust at that time less the trust’s expenses and liabilities. Because the value of iShares depends on the price of silver, it is subject to fluctuations similar to those affecting silver prices. The price of silver has fluctuated widely over the past several years. If silver markets continue to be characterized by the wide fluctuations that they have shown in the past several years, the price of the iShares will change suddenly and in an unpredictable manner. This exposes your investment in iShares to potential losses if you need to sell your iShares at a time when the price of silver is lower than it was when you made your investment in iShares. Even if you are able to hold iShares for the mid-or long-term you may never have a profit, because silver markets have historically experienced extended periods of flat or declining prices.

Following an investment in iShares, several factors may have the effect of causing a decline in the prices of silver and a corresponding decline in the price of iShares. Among them:

•

A change in economic conditions, such as a recession, can adversely affect the price of silver. Silver is used in a wide range of industrial applications, and an economic downturn could have a negative impact on its demand and, consequently, its price and the price of the iShares.

•

A significant change in the attitude of speculators and investors towards silver. Should the speculative community take a negative view towards silver, a decline in world silver prices could occur, negatively impacting the price of the iShares.

•

A significant increase in silver price hedging activity by silver producers. Traditionally, silver producers have not hedged to the same extent as other producers of precious metals (gold, for example) do. Should there be an increase in the level of hedge activity of silver producing companies, it could cause a decline in world silver prices, adversely affecting the price of the iShares.

Conversely, several factors may trigger a temporary increase in the price of silver prior to your investment in the iShares. If that is the case, you will be buying iShares at prices affected by the temporarily high prices of silver, and you may incur losses when the causes for the temporary increase disappear.

The amount of silver represented by the iShares will continue to be reduced during the life of the trust due to the sales necessary to pay the sponsor’s fee and trust expenses. Without increases in the price of silver sufficient to compensate for such reductions, the price of the iShares will also decline and you will lose money on your investment in iShares.

Although the sponsor has agreed to assume all organizational and certain ordinary administrative and marketing expenses incurred by the trust, not all trust expenses have been assumed by the sponsor. For example, any taxes and other governmental charges that may be imposed on the trust’s property will not be paid by the sponsor. As part of its agreement to assume some of the trust’s ordinary administrative expenses, the sponsor has agreed to pay legal fees and expenses of the trust not in excess of $100,000 per annum. Any legal fees and expenses in excess of that amount will be the responsibility of the trust.

Because the trust does not have any income, it needs to sell silver to cover the sponsor’s fee and expenses not assumed by the sponsor. The trust may also be subject to other liabilities (for example, as a result of litigation) which have also not been assumed by the sponsor. The only source of funds to cover those liabilities will be sales of silver held by the trust. Even if there are no expenses other than those assumed by the sponsor, and there are no other liabilities of the trust, the trustee will still need to sell silver to pay the sponsor’s daily fee. The result of these sales is a decrease in the amount of silver represented by each iShare. New deposits of silver, received in exchange for new iShares issued by the trust, do not reverse this trend.

A decrease in the amount of silver represented by each iShare results in a decrease in its price even if the price of silver has not changed. To retain the iShare’s original price, the price of silver has to increase. Without that increase, the lower amount of silver represented by the iShare will have a correspondingly lower price. If these increases do not occur, or are not sufficient to counter the lower amount of silver represented by each iShare, you will sustain losses on your investment in iShares.

An increase in the trust expenses not assumed by the sponsor, or the existence of unexpected liabilities affecting the trust, will force the trustee to sell larger amounts of silver, and will result in a more rapid decrease of the amount of silver represented by each iShare and a corresponding decrease in its value.

The trust is a passive investment vehicle. This means that the value of your iShares may be adversely affected by trust losses that, if the trust had been actively managed, might have been possible to avoid.

The trustee does not actively manage the silver held by the trust. This means that the trustee does not sell silver at times when its price is high, or acquire silver at low prices in the expectation of future price increases. It also means that the trustee does not make use of any of the hedging techniques available to professional silver investors to attempt to reduce the risks of losses resulting from price decreases. Any losses sustained by the trust will adversely affect the value of your iShares.

The price received upon the sale of iShares may be less than the value of the silver represented by them.

The result obtained by subtracting the trust’s expenses and liabilities on any day from the price of the silver owned by the trust on that day is the net asset value of the trust which, when divided by the number of iShares outstanding on that date, results in the net asset value per iShare (“ NAV”).

iShares may trade at, above or below their NAV. The NAV of iShares will fluctuate with changes in the market value of the trust’s assets. The trading prices of iShares will fluctuate in accordance with changes in their NAVs as well as market supply and demand. The amount of the discount or premium in the trading price relative to the NAV per iShare may be influenced by non-concurrent trading hours between the major silver markets and the AMEX. While the iShares will trade on the AMEX until 4:15 p.m. New York time, liquidity in the market for silver will be reduced after the close of the major world silver markets, including London, Zurich and the COMEX. As a result, during this time, trading spreads, and the resulting premium or discount on iShares, may widen.

The liquidation of the trust may occur at a time when the disposition of the trust’s silver will result in losses to investors in iShares.

The trust will have limited duration. If certain events occur, at any time, the trustee will have to terminate the trust. Otherwise, the trust will terminate automatically after forty years.

Upon termination of the trust, the trustee will sell silver in the amount necessary to cover all expenses of liquidation, and to pay any outstanding liabilities of the trust. The remaining silver will be distributed among investors surrendering iShares. Any silver remaining in the possession of the trustee after 90 days may be sold by the trustee and the proceeds of the sale will be held by the trustee until claimed by any remaining holders of iShares. Sales of silver in connection with the liquidation of the trust at a time of low prices will likely result in losses, or adversely affect your gains, on your investment in iShares.

There may be situations where an Authorized Participant is unable to redeem a basket of shares. To the extent the value of silver decreases, these delays may result in a decrease in the value of the silver the Authorized Participant will receive when the redemption occurs, as well as a reduction in liquidity for all shareholders in the secondary market.

Although iShares surrendered by Authorized Participants in basket-size aggregations are redeemable in exchange for the underlying amount of silver, redemptions may be suspended during any period while regular trading on the AMEX is suspended or restricted, or in which an emergency exists that makes it reasonably impracticable to deliver, dispose of, or evaluate silver. If any of these events occurs at a time when an Authorized Participant intends to redeem iShares, and the price of silver decreases before such Authorized Participant is able again to surrender for redemption baskets of iShares, such Authorized Participant will sustain a loss with respect to the amount that it would have been able to obtain in exchange for the silver received from the trust upon the redemption of its iShares, had the redemption taken place when such Authorized Participant originally intended it to occur. As a consequence, Authorized Participants may reduce their trading in iShares during periods of suspension, decreasing the number of potential buyers of iShares in the secondary market and, therefore, the price a shareholder may receive upon sale.

The liquidity of the iShares may also be affected by the withdrawal from participation of Authorized Participants.

In the event that one of more Authorized Participants which have substantial interests in iShares withdraw from participation, the liquidity of the iShares will likely decrease, which could adversely affect the market price of the iShares and result in your incurring a loss on your investment.

Authorized Participants with large holdings may choose to terminate the trust.

Holders of 75% of the iShares have the power to terminate the trust. This power may be exercised by a relatively small number of holders. If it is so exercised, investors who wished to continue to invest in silver through the vehicle of the trust will have to find another vehicle, and may not be able to find another vehicle that offers the same features as the trust.

The lack of an active trading market for the iShares may result in losses on your investment at the time of disposition of your iShares.

Although iShares are listed for trading on the AMEX, you should not assume that an active trading market for the iShares will develop or be maintained. If you need to sell your iShares at a time when no active market for them exists, such lack of an active market will most likely adversely affect the price you receive for your iShares (assuming you are able to sell them).

If the process of creation and redemption of Baskets of iShares encounters any unanticipated difficulties or is materially restricted due to any illiquidity in the market for physical silver, the possibility for arbitrage transactions by Authorized Participants, intended to keep the price of the iShares closely linked to the price of silver may not exist and, as a result, the price of the iShares may fall or otherwise diverge from NAV.

If the processes of creation and redemption of iShares (which depend on timely transfers of silver to and by the custodian) encounter any unanticipated difficulties, potential market participants, such as the Authorized Participants and their customers, who would otherwise be willing to purchase or redeem Baskets of iShares to take advantage of any arbitrage opportunity arising from discrepancies between the price of the iShares and the price of the underlying silver may not be able to realize the profit they expect. If this is the case, the liquidity of the iShares may decline and the price of the iShares may fluctuate independently of the price of silver and may fall. Furthermore, in the event that the London market for physical silver should become relatively illiquid and thereby materially restrict opportunities for arbitraging by delivering silver in return for Baskets of iShares, the iShares price may diverge from the value of physical silver and may fall.

As an owner of iShares, you will not have the rights normally associated with ownership of other types of shares.

iShares are not entitled to the same rights as shares issued by a corporation. By acquiring iShares, you are not acquiring the right to elect directors, to receive dividends, to vote on certain matters regarding the issuer of your iShares or to take other actions normally associated with the ownership of shares.

As an owner of iShares, you will not have the protections normally associated with ownership of shares in an investment company registered under the Investment Company Act of 1940, or the protections afforded by the Commodity Exchange Act of 1936.

The trust is not registered as an investment company for purposes of United States federal securities laws, and is not subject to regulation by the SEC as an investment company. Consequently, the owners of iShares do not have the regulatory protections provided to investors in investment companies. For example, the provisions of the Investment Company Act that limit transactions with affiliates, prohibit the suspension of redemptions (except under certain limited circumstances) or limit sales loads do not apply to the trust.

The trust does not hold or trade in commodity futures contracts regulated by the Commodity Exchange Act (“CEA”), as administered by the Commodity Futures Trading Commission (“CFTC”). Furthermore, the trust is not a commodity pool for purposes of the CEA, and its sponsor is not subject to regulation by the CFTC as a commodity pool operator, or a commodity trading advisor. Consequently, the owner of iShares does not have the regulatory protections provided to investors in CEA-regulated instruments or commodity pools. Consequently, the trustee is not subject to registration as a commodity pool operator and the owners of iShares do not receive the disclosure document and certified annual report required to be delivered by a commodity pool operator.

Neither the sponsor nor the trustee has experience with a trust the only assets of which are expected to be silver. Their experience may be inadequate or unsuitable to manage the trust.

None of the sponsor, the trustee, or the respective management, have experience handling an investment vehicle designed to reflect, at any given time, the value of silver that is its only asset. If this lack of experience adversely affects the operations of the trust, the value of the iShares may also be adversely affected.

The value of the iShares will be adversely affected if silver owned by the trust is lost or damaged in circumstances in which the trust is not in a position to recover the corresponding loss.

The custodian is responsible to the trust for loss or damage to the trust’s silver only under limited circumstances. The agreement with the custodian contemplates that the custodian will be responsible to the trust only if it acts with negligence, fraud or in willful default of its obligations under the custodian agreement. In addition, the custodian has agreed to indemnify the trust for any loss or liability directly resulting from a breach of the custodians representations and warranties in the custodian agreement, a failure of the custodian to act in accordance with the trustee’s instructions or any physical loss, destruction or damage to the silver held for the trust’s account, except for losses due to nuclear accidents, terrorism, riots, acts of God, insurrections, strikes and similar causes beyond the control of the custodian for which the custodian will not be responsible to the trust.

The custodian has no obligation to replace any silver lost under circumstances for which the custodian is liable to the trust. The custodian’s liability to the trust, if any, will be limited to the value of any silver lost, or the amount of any balance held on an unallocated basis, at the time of the custodian’s negligence, fraud, or willful default, or at the time of the act or omission giving rise to the claim for indemnification.

In addition, because the custodian agreement is governed by English law, any rights which the holders of iShares may have against the custodian will be different from, and may be more limited than, those that could have been available to them under the laws of a different jurisdiction. The choice of English law to govern the custodian agreement, however, is not expected to affect any rights that the holders of the iShares may have against the trust or the trustee.

Any loss of silver owned by the trust will result in a corresponding loss in the NAV and it is reasonable to expect that such loss will also result in a decrease in the value at which the iShares are traded on the AMEX.

Silver transferred to the trust in connection with the creation of Baskets of iShares may not be of the quality required under the Trust Agreement. The trust will sustain a loss if the trustee issues iShares in exchange for silver of inferior quality and that loss will adversely affect the value of all existing iShares.

The procedures agreed to with the custodian contemplate that the custodian must undertake certain tasks in connection with the inspection of silver delivered by Authorized Participants in exchange for Baskets of iShares. The custodian’s inspection includes review of the corresponding bar list to ensure that it accurately describes the weight, fineness, refiner marks and bar numbers appearing on the silver bars, but does not include any chemical or other tests designed to verify that the silver received does, in fact, meet the purity requirements referred to in the Trust Agreement. Accordingly, such inspection procedures may not prevent the deposit of silver that fails to meet these purity standards. Each person that deposits silver in the trust is liable to the trust if that silver does not meet the requirements of the Trust Agreement. The custodian will not be responsible or liable to the trust or to any investor in the event any silver otherwise properly inspected by it does not meet the purity requirements contained in the Trust Agreement. To the extent that Baskets of iShares are issued in exchange for silver of inferior quality and the trust is not able to recover damages from the person that deposited that silver, the total value of the assets of the trust will be adversely affected and, with it, the NAV. In these circumstances, it is reasonable to expect that the value at which the iShares trade on the AMEX will also be adversely affected.

The value of the iShares will be adversely affected if the trust is required to indemnify the sponsor or the custodian as contemplated in the Trust Agreement and the custodian agreement.

Under the Trust Agreement, the sponsor has a right to be indemnified from the trust for any liability or expense it incurs without negligence, bad faith or willful misconduct on its part. Similarly, under the custodian agreement the custodian has a right to be indemnified from the trust for any liability or expense it incurs without negligence, willful default or fraud on its part. This means that it may be necessary to sell assets of the trust in order to cover losses or liability suffered by the sponsor or the custodian. Any sale of that kind would reduce the net asset value of the trust and the value of the iShares.

Item 1B.	Unresolved Staff Comments.

None.

Item 2.	Properties.

Not applicable.

Item 3.	Legal Proceedings.

None.

Item 4.	Submission of Matters to a Vote of Security Holders.

Not applicable.

Part II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

a)	The iShares have traded on the AMEX under the symbol “SLV” since its initial public offering on April 21, 2006. For each of the quarters during the fiscal year ended December 31, 2006, the high and low sale prices of the iShares as reported for AMEX transactions were as follows:

Fiscal year ended December 31, 2006	High	Low
Second Quarter (commencing April 21, 2006)	$148.60	$96.25
Third Quarter	$129.88	$105.95
Fourth Quarter	$140.85	$108.00

The number of record holders of the shares of the registrant as of March 16, 2007 was approximately 187.

b)	Not applicable.

c)	100,000 shares were redeemed during the fourth quarter of the year ended December 31, 2006.

Period	Total Number of Shares Redeemed	Average Price Per Share (ounces of silver)
10/01/06 to 10/31/06	100,000	9.9765
11/01/06 to 11/30/06	—	—
12/01/06 to 12/31/06	—	—
10/01/06 to 12/31/06	100,000	9.9765

Item 6.	Selected Financial Data.

Financial Highlights (for the period from April 21, 2006 to December 31, 2006)

(Dollar amounts in 000’s except for Income per share)

Total Assets	$1,361,819
Total loss on sales and distributions of silver	$(4,287)
Net Income (Loss)	$(191,169)
Weighted-average shares outstanding	9,016,863
Income (Loss) per share	$(21.20)
Net cash flows	$0

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operation.

This information should be read in conjunction with the financial statements and notes to the financial statements included with this report. The discussion and analysis that follows may contain statements that relate to future events or future performance. In some cases, such forward-looking statements can be identified by terminology such as “may,” “should,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “potential” or the negative of these terms or other comparable terminology. Neither the sponsor, nor any other person assumes responsibility for the accuracy or completeness of forward-looking statements. Neither the trust nor the sponsor is under a duty to update any of the forward-looking statements to conform such statements to actual results or to a change in the sponsor’s expectations or predictions.

Introduction

The trust is a grantor trust formed under the laws of the State of New York. The trust does not have any officers, directors, or employees, and is administered by The Bank of New York acting as trustee pursuant to a Depositary Trust Agreement between. The trust issues shares representing fractional undivided beneficial interests in its net assets. The assets of the trust consist primarily of silver held by a custodian as an agent of the trust and responsible only to the trustee.

The trust is a passive investment vehicle, and the objective of the trust is merely for the value of each share approximately to reflect, at any given time, the price of the silver owned by the trust less the trust’s liabilities (anticipated to be principally for accrued operating expenses) divided by the number of outstanding shares. The trust does not engage in any activities designed to obtain a profit from, or ameliorate losses caused by, changes in the price of silver.

The trust issues and redeems shares only in exchange for silver, only in aggregations of 50,000 or integral multiples thereof, and only in transactions with registered broker-dealers that have previously entered into an agreement with the trust governing the terms and conditions of such issuance (such dealers, the “Authorized Participants”). A list of current Authorized Participants is available from the sponsor or the trustee.

Shares of the Trust trade on the AMEX under the symbol “SLV.”

Valuation of Silver; Computation of Net Asset Value.

On each business day, as soon as practicable after 4:00 p.m. (New York time), the trustee evaluates the silver held by the trust and determines the net asset value of the trust and the net asset value per share. The trustee values the trust’s silver on the basis of that day’s announced London Fix. Having valued the silver held by the trust, the trustee then subtracts all accrued fees (other than fees to be computed by reference to the value of the trust or its assets), expenses and other liabilities of the trust from the value of the silver and other assets of the trust. The result is the adjusted net asset value of the trust, which is used to compute all fees (including the trustee’s fee and the sponsor’s fee), which are calculated from the value of the trust’s assets. To determine the net asset value of the trust, the trustee subtracts from the adjusted net asset value of the trust the amount of fees computed from the trust assets. The trustee also computes the net asset value per share, by dividing the net asset value of the trust by the number of shares outstanding on the date the computation is made.

Liquidity

The trust is not aware of any trends, demands, conditions or events that are reasonably likely to result in material changes to its liquidity needs. In exchange for a fee, the sponsor has agreed to assume most of the expenses incurred by the trust. As a result, the only ordinary expense of the trust during the period covered by this report was the sponsor’s fee. The trust’s only source of liquidity is its sales of silver.

Critical Accounting Estimates

The financial statements and accompanying notes are prepared in accordance with generally accepted accounting principles in the United States of America. The preparation of these financial statements relies on estimates and assumptions that impact the trust’s financial position and results of operations. These estimates and assumptions affect the trust’s application of accounting policies. Below we describe the valuation of silver, a critical accounting policy that we believe is important to understanding our results of operations and financial position. In addition, please refer to Note 1 to the consolidated financial statements for further discussion of our accounting policies.

The following chart shows the daily London Fix Spot Settlement Prices for the calendar year ended December 31, 2006:

The Period April 21, 2006 (Date of Inception) through December 31, 2006

Cumulatively for the fiscal period, the value of the trust’s redeemable shares grew from $18,277,500 at April 21, 2006 to $1,562,120,000 at December 31, 2005, an 8446.68% increase. The increase in the trust’s net assets resulted primarily from an increase in outstanding shares, which rose from 150,000 at April 21, 2006 to 12,150,000 at December 31, 2006 as a consequence of 13,050,000 shares (261 baskets, each basket consisting of 50,000 shares) being created and 1,050,000 shares (21 baskets, each basket consisting of 50,000 shares) being redeemed during the period.

A positive change in the London Fix Price, which rose 5.82% from $12.19 at April 21, 2006 to $12.90 at December 31, 2006, directly relates to the 5.52% rise in the trust’s net asset value per outstanding share from $121.85 at April 21, 2006 to $128.57 at December 31, 2006, which tracked the change in the London Fix price.

The trust’s net asset value per share rose slightly less than the price of silver on a percentage basis due mainly to sponsor’s fees, which were $3,792,440 for the fiscal period, or 0.50% annualized, of the trust’s average weighted assets of $1,092,988,407 during the period. The net asset value per share of $149.37 at May 12, 2006 was the highest during the period, compared with a low of $97.13 at June 14, 2006. The net asset value of the trust is obtained by subtracting the trust’s daily liability for unpaid expenses on any day from the value of the silver owned by the trust on that day; the net asset value per share is obtained by dividing the net asset value of the trust on a given day by the number of shares outstanding on that date.

Net loss for the period from April 21, 2006 (date of inception) through December 31, 2006 was $(191,169,930), resulting from a net gain of $281,080 on the sale of silver to pay expenses and a net loss of $(4,568,245) on silver distributed for the redemption of shares, in addition to sponsor’s fees of $3,792,440. Other than the sponsor’s fees, the trust had no other ordinary or extraordinary expenses during the fiscal period.

Item 7A.	Quantitative and Qualitative Disclosures about Market Risk.

Not applicable.

Item 8.	Financial Statements and Supplementary Data.

Quarterly Income Statements

(Dollar amounts in 000’s except for income (loss) per share)

	Three months ended			April 21, 2006 to Dec. 31, 2006
	June 30, 2006*	Sept. 30, 2006	Dec. 31, 2006
Revenues
Proceeds from sales of silver to pay expenses	$342	$1,239	$1,566	$3,147
Cost of silver sold to pay expenses	(381)	(1,086)	(1,399)	(2,866)

Gain on sale of silver to pay expenses	(39)	153	167	281
Gain on silver distributed for the redemption of shares	(8,377)	2,907	902	(4,568)

Total gain on sales and distributions of silver	(8,416)	3,060	1,069	(4,287)
Expenses
Sponsor’s fees	(659)	(1,417)	$(1,716)	(3,792)
Impairment loss on silver	(183,090)	—	—	(183,090)

Net Income (Loss)	$(192,165)	$1,643	$(647)	$(191,169)

Income (Loss) per share	$(33.09)	$0.17	$(0.06)	$(21.20)
Weighted-average shares outstanding	5,807,042	9,640,761	10,870,109	9,016,863

*	For the period from April 21, 2006 (date of inception) to June 30, 2006.

The financial statements required by Regulation S-X, together with the report of the trust’s independent registered public accounting firm appear on page F-1 to F-10 of this filing.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

There have been no changes in accountants and no disagreements with accountants during the period from April 21, 2006 (date of inception) to December 31, 2006.

Item 9A.	Controls and Procedures.

The principal executive officer and principal financial officer of the sponsor, with the participation of the trustee, have evaluated the effectiveness of the registrant’s disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) under the Exchange Act), and have concluded that the disclosure controls and procedures of the registrant were effective as of the end of the period covered by this annual report.

There were no changes in the registrant’s internal control over financial reporting that occurred during the registrant’s fourth fiscal quarter of the period covered by this report that have materially affected, or are reasonably likely to materially affect, the registrant’s internal control over financial reporting.

This annual report does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of the company’s registered public accounting firm due to a transition period established by rules of the Securities and Exchange Commission for newly public companies.

Item 9B.	Other Information.

Not applicable.

Part III

Item 10.	Directors, Executive Officers and Corporate Governance.

Not applicable.

Item 11.	Executive Compensation.

Not applicable.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Securities authorized for issuance under equity compensation plans

Not applicable.

Security Ownership of Certain Beneficial Owners

The Sponsor has no knowledge of any person being the beneficial owner of more than five percent of the shares of the Trust or any arrangement which may subsequently result in a change in control of the Trust.

Item 13.	Certain Relationships and Related Transactions.

Not applicable.

Item 14.	Principal Accounting Fees and Services.

(1) to (4). Fees for services performed by PricewaterhouseCoopers LLP for period from April 21, 2006 (date of inception) to December 31, 2006 were:

Audit fees	$59,900
Audit-related fees	$—
Tax fees	$—
All other fees	$—

$59,900

(5) The registrant has no board of directors, and as a result, has no audit committee and no pre-approval policies or procedures with respect to fees paid to PricewaterhouseCoopers LLP.

(6) None of the hours expended on PricewaterhouseCoopers LLP’s engagement to audit the registrant’s financial statements for the period from April 21, 2006 (date of inception) to December 31, 2006 were attributable to work performed by persons other than the principal accountant’s full-time, permanent employees.

Part IV

Item 15.	Exhibits, Financial Statement Schedules.

Financial Statement Schedules

See Index to Financial Statements on Page F-1 for a list of the financial statements being filed as part of this report. Schedules may have been omitted since they are either not required, not applicable, or the information has otherwise been included.

Exhibits

Exhibit No.	Description

4.1	Depositary Trust Agreement	Incorporated by reference to Exhibit 4.1 filed with Registration Statement No. 333-125920 on April 24, 2006

4.2	Form of Authorized Participant Agreement	Incorporated by reference to Exhibit 4.2 filed with Registration Statement No. 333-125920 on April 24, 2006

10.1	Form of Custodian Agreement	Incorporated by reference to Exhibit 10.1 filed with Registration Statement No. 333-125920 on April 24, 2006

10.2	Form of Sub-license Agreement	Incorporated by reference to Exhibit 10.2 filed with Registration Statement No. 333-125920 on April 24, 2006

31.1	Certification by Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification by Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification by Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

iShares Silver Trust

Financial Statements as of December 31, 2006

Report of Independent Registered Public Accounting Firm

To the Sponsor, Trustee and Shareholders of

iShares Silver Trust:

In our opinion, the accompanying balance sheets and the related income statement, statement of changes in shareholders’ equity (deficit) and statement of cash flows present fairly, in all material respects, the financial position of the iShares Silver Trust (the “Trust”) at December 31, 2006 and April 21, 2006, and the results of its operations and its cash flows for the period from April 21, 2006 (date of inception) to December 31, 2006 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Trust’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

/s/ PricewaterhouseCoopers LLP

San Francisco, California

March 19, 2007

Silver Trust

Balance Sheets

at December 31, 2006 and

April 21, 2006 (Date of Inception)

(Dollar amounts in $000’s)	December 31, 2006	April 21, 2006
ASSETS
Current Assets
Silver bullion inventory (fair value of $1,562,765 and $18,278, respectively)(Note 1A)	$1,361,819	$18,278

Total Assets	$1,361,819	$18,278

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Sponsor’s fees payable	$645	$—

Total Liabilities	645	—

Commitments and Contingent liabilities (Note 1F)	—	—
Redeemable capital shares, no par value, unlimited amount authorized (at redemption value) – 12,150,000 issued and outstanding at December 31, 2006 and 150,000 issued and outstanding at April 21, 2006
	1,562,120	18,278
Shareholder’s Equity (Deficit)	(200,946)	—

TOTAL LIABILITIES, REDEEMABLE SHARES & SHAREHOLDERS’ EQUITY (DEFICIT)	$1,361,819	$18,278

See notes to the financial statements.

iShares Silver Trust

Income Statement

For the period from April 21, 2006 (Date of Inception)

to December 31, 2006

(Dollar amounts in 000’s except for Income (Loss) per share)	April 21, 2006 to December 31, 2006
Revenues
Proceeds from sales of silver to pay expenses	$3,147
Cost of silver sold to pay expenses	(2,866)

Gain on sales of silver to pay expenses	281
Gain/(loss) on silver distributed for the redemption of shares	(4,568)

Total gain/(loss) on sales and distributions of silver	(4,287)
Expenses
Sponsor’s fees	(3,792)
Impairment loss on silver	(183,090)

Total expenses	(186,882)

Net Income/(Loss)	$(191,169)

Income/(Loss) per share	$(21.20)
Weighted-average shares outstanding	9,016,863

See notes to the financial statements.

iShares Silver Trust

Statement of Changes in Shareholders’ Equity (Deficit)

For the period from April 21, 2006 (Date of Inception)

to December 31, 2006

(Dollar amounts in 000’s)	April 21, 2006 to December 31, 2006
Shareholders’ Equity (Deficit) - beginning balance	$—
Net Loss	(191,169)
Adjustment of Redeemable shares to redemption value	(9,777)

Shareholders’ Equity (Deficit) - ending balance	$(200,946)

See notes to the financial statements.

iShares Silver Trust

Statement of Cash Flows

For the period from April 21, 2006 (Date of Inception)

to December 31, 2006

(Dollar amounts in 000’s)	April 21, 2006 to December 31, 2006
Proceeds from sales of silver	$3,147
Expenses – Sponsor’s fee paid	(3,147)

Net cash provided by operating activities	—

Increase (decrease) in cash	—
Cash, beginning of the period	—

Cash, end of the period	$—

Reconciliation of net income to net cash provided by operating activities:
Net Loss	$(191,169)
Adjustments to reconcile net income to net cash provided by operating activities:
Proceeds from sales of silver to pay expenses	3,147
Loss on silver distributed for the redemption of shares	4,568
Gain on sales of silver to pay expenses	(281)
Sponsor’s fees payable	645
Impairment loss on silver	183,090

Net cash provided by operating activities	$—

Supplemental disclosure of non-cash information
Carrying value of silver received for creation of shares	$1,662,427
Carrying value of silver distributed for redemption of shares at average cost	$132,930

See notes to the financial statements.

NOTES TO THE FINANCIAL STATEMENTS

As of December 31, 2006

1.	ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES

The iShares Silver Trust (the “trust”) was organized on April 21, 2006 as a New York Trust. The trustee is The Bank of New York (the “trustee”) and is responsible for the day to day administration of the trust. The trust’s sponsor is Barclays Global Investors International Inc. (the “sponsor”), a New York corporation and a subsidiary of Barclays Bank PLC. The trust is governed by the Depositary Trust Agreement executed at the time of organization of the trust by the trustee and the sponsor (the “Trust Agreement”).

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

The accompanying financial statements were prepared in accordance with accounting principles generally accepted in the United States of America.

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

The following table summarizes activity in silver during the period from April 21, 2006 (Date of Inception) through December 31, 2006 (all balances in 000’s):

	Ounces	Cost	Market Value	Realized Gain (Loss)
Beginning balance	1,500.0	$18,278	$18,278
Silver contributed	130,390.9	1,662,427	1,662,427
Silver distributed (Avg. cost)	(10,490.3)	(132,930)	(128,362)	$(4,568)
Silver sold (Avg. cost)	(256.0)	(2,866)	(3,147)	281
Adjustment for realized loss			(4,287)
Adjustment for unrealized gain on Silver bullion			200,946
Market value reserve		(183,090)	(183,090)

Ending balance	121,144.6	$1,361,819	$1,562,765	$(4,287)

B.	Redeemable Capital Shares

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

Activity in redeemable capital shares is as follows (all balances in 000’s):

	April 21, 2006* to December 31, 2006
	Shares	Amount
Beginning balance	150	$18,278
Shares Issued	13,050	1,662,427
Shares Redeemed	(1,050)	(128,362)
Redemption value adjustment	—	9,777

Ending balance	12,150	$1,562,120

*	Date of Inception

C.	Federal Income Taxes

The trust is treated as a “grantor trust” for federal income tax purposes and, therefore, no provision for federal income taxes is required. Any interest and gains and losses are deemed “passed through” to the holders of shares of the trust.

D.	Expenses

The trust pays to the sponsor a sponsor’s fee that accrues daily at an annualized rate equal to 0.50% of the adjusted daily net asset value of the trust, paid in arrears. The sponsor has agreed to assume the following administrative and marketing expenses incurred by the trust: the trustee’s monthly fee, the custodian’s fee, AMEX listing fees, SEC registration fees, printing and mailing costs, audit fees and expenses, and up to $100,000 per annum in legal fees and expenses. For the fiscal year ended December 31, 2006, the sponsor has agreed to pay all legal fees and expenses over the $100,000 per annum limit. The sponsor has also paid the costs of the trust’s organization and the initial sales of the shares, including applicable SEC registration fees.

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

Substantially all of the trust’s assets are holdings of silver, which creates a concentration risk associated with fluctuations in the price of silver. Accordingly, a decline in the price of silver will have an adverse effect on the value of the shares of the trust. Factors that may have the effect of causing a decline in the price of silver include, a change in economic conditions (such as a recession), an increase in the hedging activities of silver producers, and changes in the attitude towards silver of speculators, investors and other market participants.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned in the capacities* indicated thereunto duly authorized.

Barclays Global Investors International Inc.
Sponsor of the iShares Silver Trust (Registrant)

/s/ LEE T. KRANEFUSS
Lee T. Kranefuss
Chief Executive Officer
(Principal executive officer)

Date: March 19, 2007

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities* and on the dates indicated.

/s/ LEE T. KRANEFUSS
Lee T. Kranefuss
Chief Executive Officer,
(Principal executive officer)
Director

Date: March 19, 2007

/s/ MICHAEL A. LATHAM
Michael A. Latham
Chief Financial Officer,
(Principal financial officer)
Director

Date: March 19, 2007

*	The Registrant is a trust and the persons are signing in their capacities as officers or directors of Barclays Global Investors International Inc., the sponsor of the registrant.