Form 10-Q
period 2007-03-31
iShares Silver Trust
filed 2007-05-10
CIK 1330568

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 2007.

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from to .

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

Yes  ☐    No  ☒

		Page
PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements	1

	Balance Sheets at March 31, 2007 (Unaudited) and December 31, 2006	1

	Income Statement (Unaudited) for the three months ended March 31, 2007	2

	Statement of Changes in Shareholders’ Equity (Deficit) for the three months ended March 31, 2007 (Unaudited) and the period from April 21, 2006 (date of inception) to December 31, 2006	3

	Statement of Cash Flows (Unaudited) for the three months ended March 31, 2007	4

	Notes to the Financial Statements (Unaudited)	5

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	9

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	11

Item 4.	Controls and Procedures	11

Item 4T.	Controls and Procedures	11

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings	11

Item 1A.	Risk Factors	11

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	11

Item 3.	Defaults Upon Senior Securities	11

Item 4.	Submission of Matters to a Vote of Security Holders	11

Item 5.	Other Information	12

Item 6.	Exhibits	12

SIGNATURES		13

i

Part I – Financial Information

Item 1.	Financial Statements

iShares Silver Trust

Balance Sheets

At March 31, 2007 (Unaudited) and

December 31, 2006

(Dollar amounts in $000’s)	March 31, 2007	December 31, 2006
ASSETS
Current Assets
Silver bullion inventory (fair value of $1,734,983 and $1,562,765, respectively)(Note 1A)	$1,493,617	$1,361,819
Receivable for capital shares sold	26,580	—

Total Assets	$1,520,197	$1,361,819

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Sponsor’s fees payable	$723	$645

Total Liabilities	723	645
Commitments and Contingent liabilities (Note 1F)
Redeemable capital shares, no par value, unlimited amount authorized (at redemption value) – 13,250,000 issued and outstanding at March 31, 2007 and 12,150,000 issued and outstanding at December 31, 2006	1,760,840	1,562,120
Shareholder’s Equity (Deficit)	(241,366)	(200,946)

TOTAL LIABILITIES, REDEEMABLE SHARES & SHAREHOLDERS’ EQUITY (DEFICIT)	$1,520,197	$1,361,819

See notes to the financial statements.

iShares Silver Trust

Income Statement

For the three months ended

March 31, 2007 (Unaudited)

(Dollar amounts in 000’s except for Net Income (Loss) per share)	Three months ended March 31, 2007
Revenues
Proceeds from sales of silver to pay expenses	$1,954
Cost of silver sold to pay expenses	(1,659)

Gain on sales of silver to pay expenses	295
Gain on silver distributed for the redemption of shares	8,999

Total gain on sales and distributions of silver	9,294

Expenses
Sponsor’s fees	(2,032)

Total expenses	(2,032)

Net Income	$7,262

Net Income per share	$0.58
Weighted-average shares outstanding	12,460,000

See notes to the financial statements.

iShares Silver Trust

Statements of Changes in Shareholders’ Equity (Deficit)

For the three months ended March 31, 2007 (Unaudited) and the period from April 21, 2006 (Date of Inception) to December 31, 2006

(Dollar amounts in 000’s)	Three months ended March 31, 2007	April 21, 2006 to December 31, 2006
Shareholders’ Equity (Deficit) - beginning balance	$(200,946)	$—
Net Income/(Loss)	7,262	(191,169)
Adjustment of Redeemable shares to redemption value	(47,682)	(9,777)

Shareholders’ Equity (Deficit) - ending balance	$(241,366)	$(200,946)

See notes to the financial statements.

iShares Silver Trust

Statement of Cash Flows

For the three months ended March 31, 2007 (Unaudited)

(Dollar amounts in 000’s)	Three months ended March 31, 2007
Proceeds from sales of silver	$1,954
Expenses – Sponsor’s fee paid	(1,954)

Net cash provided by operating activities	—

Increase (decrease) in cash	—
Cash, beginning of the period	—

Cash, end of the period	$—

Reconciliation of net income to net cash provided by operating activities:
Net Income	$7,262
Adjustments to reconcile net income to net cash provided by operating activities:
Proceeds from sales of silver to pay expenses	1,954
Gain on silver distributed for the redemption of shares	(8,999)
Gain on sales of silver to pay expenses	(295)
Sponsor’s fees payable	78

Net cash provided by operating activities	$—

Supplemental disclosure of non-cash information
Carrying value of silver received for creation of shares	$200,744
Carrying value of silver distributed for redemption of shares at average cost	$67,287

See notes to the financial statements.

NOTES TO THE FINANCIAL STATEMENTS

As of March 31, 2007

1.	ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES

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

The accompanying unaudited financial statements were prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions for Form 10-Q and the rules and regulations of the U.S. Securities and Exchange Commission (the “SEC”). In the opinion of management, all material adjustments, consisting only of normal recurring adjustments, considered necessary for a fair statement of the interim period financial statements have been made. Interim period results are not necessarily indicative of results for a full-year period. These financial statements and the notes thereto should be read in conjunction with the Trust’s financial statements included in its Annual Report on form 10-K for the year ended December 31, 2006 as filed with the SEC on March 26, 2007.

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

The following table summarizes activity in silver during the three months ended March 31, 2007 (all balances in 000’s):

	Ounces	Cost	Market Value	Realized Gain (Loss)
Beginning balance	121,144.6	$1,361,819	$1,562,765
Silver contributed	14,941.5	200,744	200,744
Silver distributed (Avg. cost)	(5,978.6)	(67,287)	(76,286)	$8,999
Silver sold (Avg. cost)	(146.2)	(1,659)	(1,954)	295
Adjustment for realized gain			9,294
Adjustment for unrealized gain on Silver bullion			40,420
Market value reserve		—	—

Ending balance	129,961.3	$1,493,617	$1,734,983	$9,294

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

Activity in redeemable capital shares is as follows (all balances in 000’s):

	Three months ended March 31, 2007		April 21, 2006* to December 31, 2006
	Shares	Amount	Shares	Amount
Beginning balance	12,150	$1,562,120	150	$18,278
Shares Issued	1,700	227,324	13,050	1,662,427
Shares Redeemed	(600)	(76,286)	(1,050)	(128,362)
Redemption value adjustment	—	47,682	—	9,777

Ending balance	13,250	$1,760,840	12,150	$1,562,120

*	Date of Inception

C.	Federal Income Taxes

The Trust is treated as a “grantor trust” for federal income tax purposes and, therefore, no provision for federal income taxes is required. Any interest and gains and losses are deemed “passed through” to the holders of shares of the Trust.

D.	Expenses

The Trust pays to the Sponsor a Sponsor’s fee that accrues daily at an annualized rate equal to 0.50% of the adjusted daily net asset value of the Trust, paid monthly in arrears. The Sponsor has agreed to assume the following administrative and marketing expenses incurred by the Trust: the Trustee’s monthly fee, the custodian’s fee, AMEX listing fees, SEC registration fees, printing and mailing costs, audit fees and expenses, and up to $100,000 per annum in legal fees and expenses. For the fiscal year ended December 31, 2006, the Sponsor agreed to pay all legal fees and expenses over the $100,000 per annum limit. The Sponsor has also paid the costs of the Trust’s organization and the initial sales of the shares, including applicable SEC registration fees.

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

The Quarter Ended March 31, 2007

The Trust’s value of redeemable shares grew from $1,562,120,000 at December 31, 2006 to $1,760,839,763 at March 31, 2007, a 12.72% increase. The increase in the Trust’s value of redeemable shares resulted primarily from an increase in outstanding shares, which rose from 12,150,000 at December 31, 2006 to 13,250,000 at March 31, 2007 as a consequence of 1,700,000 shares (34 baskets, each basket consisting of 50,000 shares) being created and 600,000 shares (12 baskets, each basket consisting of 50,000 shares) being redeemed during the quarter.

The 3.37% increase in the Trust’s net asset value per outstanding share from $128.57 at December 31, 2006 to $132.90 at March 31, 2007 directly relates to a positive change in the London Fix price, which increased 3.49% from $12.90 at December 31, 2006 to $13.35 at March 31, 2007.

The Trust’s net asset value per share rose slightly less than the price of silver on a percentage basis due to Sponsor’s fees, which were $2,031,680 for the quarter, or 0.12% of the Trust’s average weighted assets of $1,649,033,237 during the quarter. The net asset value per share of $145.21 at February 27, 2007 was the highest during the quarter, compared with a low of $121.68 at January 9, 2007. The net asset value of the Trust is obtained by subtracting the Trust’s expenses and liabilities on any day from the value of the silver owned by the Trust on that day; the net asset value per share is obtained by dividing the net asset value of the Trust on a given day by the number of shares outstanding on that date.

Net income for the three months ended March 31, 2007 was $7,261,898, resulting from a net gain of $295,303 on the sale of silver to pay expenses and a net gain of $8,998,275 on silver distributed for the redemption of shares, offset by Sponsor’s fees of $2,031,680. Other than the Sponsor’s fees, the Trust had no other ordinary or extraordinary expenses during the period.

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

Item 4T.	Controls and Procedures

Not applicable.

Part II – Other Information

Item 1.	Legal Proceedings

None.

Item 1A.	Risk Factors

Not applicable.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

a)	None.

b)	Not applicable.

c)	For the quarter ended March 31, 2007, 34 Baskets (1,700,000 shares) have been created, and 12 Baskets (600,000 shares) have been redeemed as follows:

Period	Total Number of Shares Redeemed	Average Ounces of Silver Per Share
01/01/07 to 01/31/07	600,000	9.964281
02/01/07 to 02/28/07	—	—
03/01/07 to 03/31/07	—	—

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Submission of Matters to a Vote of Security Holders

None.

Item 5.	Other Information

None.

Item 6.	Exhibits

Exhibits

Exhibit No.	Description
4.1	Depositary Trust Agreement	Incorporated by reference to Exhibit 4.1 filed with Registration Statement No. 333-125920 on April 24, 2006

4.2	Form of Authorized Participant Agreement	Incorporated by reference to Exhibit 4.2 filed with Registration Statement No. 333-125920 on April 24, 2006

10.1	Form of Custodian Agreement	Incorporated by reference to Exhibit 10.1 filed with Registration Statement No. 333-125920 on April 24, 2006

10.2	Form of Sub-license Agreement	Incorporated by reference to Exhibit 10.2 filed with Registration Statement No. 333-125920 on April 24, 2006

31.1	Certification by Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification by Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification by Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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

Date: May 10, 2007

/s/ Michael A. Latham
Michael A. Latham
Chief Financial Officer
(Principal financial officer)

Date: May 10, 2007

*	The Registrant is a trust and the persons are signing in their capacities as officers of Barclays Global Investors International Inc., the Sponsor of the Registrant.