Form 10-Q
period 2007-06-30
iShares Silver Trust
filed 2007-08-10
CIK 1330568

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended June 30, 2007.

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from _________________ to _________________.

Commission file number: 001-32863

iShares® Silver Trust

(Exact name of registrant as specified in its charter)

New York (State or other jurisdiction of incorporation or organization)	13-7474456 (I.R.S. Employer Identification No.)

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

iShares Silver Trust

Balance Sheets

at June 30 2007 (Unaudited) and

December 31, 2006

(Dollar amounts in $000’s)	June 30, 2007	December 31, 2006
ASSETS
Current Assets
Silver bullion inventory (fair value $1,708,747 and $1,562,765 respectively)	$1,587,532	$1,361,819

Total Assets	$1,587,532	$1,361,819

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Sponsor’s fees payable	$745	$645

Total Liabilities	745	645

Commitments and Contingent liabilities (Note 1F)	—	—
Redeemable capital shares, no par value, unlimited amount authorized (at redemption value) – 13,700,000 issued and outstanding at June 30, 2007 and 12,150,000 issued and outstanding at December 31, 2006	1,708,002	1,562,120
Shareholder’s Equity (Deficit)	(121,215)	(200,946)

TOTAL LIABILITIES, REDEEMABLE SHARES & SHAREHOLDERS’ EQUITY (DEFICIT)	$1,587,532	$1,361,819

See notes to the financial statements.

iShares Silver Trust

Income Statements (Unaudited)

For the three and six months ended June 30, 2007 and the period from April 21, 2006 (Date of Inception) to June 30, 2006

	Three months ended June 30, 2007	Six months ended June 30, 2007	April 21, 2006 to June 30, 2006
(Dollar amounts in 000’s except for Net Income (Loss) per share)
Revenues
Proceeds from sales of silver to pay expenses	$2,234	$4,188	$342
Cost of silver sold to pay expenses	(1,941)	(3,600)	(381)

Gain (Loss) on sales of silver to pay expenses	293	588	(39)
Gain (Loss) on silver distributed for the redemption of shares	6,636	15,635	(8,377)

Total gain (loss) on sales and distributions of silver	6,929	16,223	(8,416)

Expenses
Sponsor’s fees	(2,256)	(4,288)	(659)
Market value reserve	—	—	(183,090)

Total expenses	(2,256)	(4,288)	(183,749)

Net Income (Loss)	$4,673	$11,935	$(192,165)

Net Income (Loss) per share	$0.34	$0.91	$(33.09)
Weighted-average shares outstanding	13,663,736	13,065,193	5,807,042

See notes to the financial statements.

iShares Silver Trust

Statements of Changes in Shareholders’ Equity (Deficit)

For the six months ended June 30, 2007 (Unaudited) and the period from April 21, 2006 (Date of Inception) to December 31, 2006

(Dollar amounts in 000’s)	Six Months Ended June 30, 2007	April 21, 2006 to December 31, 2006
Shareholders’ Equity (Deficit) – beginning balance	$(200,946)	$—
Net Income (Loss)	11,935	(191,169)
Adjustment of Redeemable shares to redemption value	67,796	(9,777)

Shareholders’ Equity (Deficit) – ending balance	$(121,215)	$(200,946)

See notes to the financial statements.

iShares Silver Trust

Statements of Cash Flows (Unaudited)

For the six months ended June 30, 2007 and the period

from April 21, 2006 (Date of Inception) to June 30, 2006

(Dollar amounts in 000’s)	Six Months Ended June 30, 2007	April 21, 2006 to June 30, 2006
Proceeds from sales of silver	$4,188	$342
Expenses – Sponsor’s fee paid	(4,188)	(342)

Net cash provided by operating activities	—	—

Increase (decrease) in cash	—	—
Cash, beginning of the period	—	—

Cash, end of the period	$—	$—

Reconciliation of net income to net cash provided by operating activities:
Net Income (Loss)	$11,935	$(192,165)
Adjustments to reconcile net income to net cash provided by operating activities:
Proceeds from sales of silver to pay expenses	4,188	342
Gain (Loss) on silver distributed for the redemption of shares	(15,635)	8,377
Gain (Loss) on sales of silver to pay expenses	(588)	39
Sponsor’s fees payable	100	317
Market value reserve	—	183,090

Net cash provided by operating activities	$—	$—

Supplemental disclosure of non-cash information:
Carrying value of silver received for creation of shares	$348,642	$1,120,937
Carrying value of silver distributed for redemption of shares at average cost	$(119,329)	$(94,867)

See notes to the financial statements.

NOTES TO THE FINANCIAL STATEMENTS

As of June 30, 2007 (Unaudited)

1.	ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES

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

The following table summarizes activity in silver during the three months ended June 30, 2007 (all balances in 000’s):

	Ounces	Cost	Market Value	Realized Gain (Loss)
Beginning balance	129,961.3	$1,493,617	$1,734,983	—
Silver contributed	10,945.1	147,898	147,898	—
Silver distributed (Avg. cost)	(4,475.0)	(52,042)	(58,678)	$6,636
Silver sold (Avg. cost)	(167.7)	(1,941)	(2,234)	293
Adjustment for realized gain (loss)	—	—	6,929	—
Adjustment for unrealized gain (loss) on Silver bullion	—	—	(120,151)	—

Ending balance	136,263.7	$1,587,532	$1,708,747	$6,929

The following table summarizes activity in silver during the six months ended June 30, 2007 (all balances in 000’s):

	Ounces	Cost	Market Value	Realized Gain (Loss)
Beginning balance	121,144.6	$1,361,819	$1,562,765	—
Silver contributed	25,886.6	348,642	348,642	—
Silver distributed (Avg. cost)	(10,453.6)	(119,329)	(134,964)	$15,635
Silver sold (Avg. cost)	(313.9)	(3,600)	(4,188)	588
Adjustment for realized gain (loss)	—	—	16,223	—
Adjustment for unrealized gain (loss) on Silver bullion	—	—	(79,731)	—

Ending balance	136,263.7	$1,587,532	$1,708,747	$16,223

B.	Redeemable Capital Shares

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

Activity in redeemable capital shares is as follows (all balances in 000’s):

	Three months ended June 30, 2007		Six months ended June 30, 2007
	Shares	Amount	Shares	Amount
Beginning balance	13,250	$1,760,840	12,150	$1,562,120
Shares Issued	900	121,318	2,600	348,642
Shares Redeemed	(450)	(58,678)	(1,050)	(134,964)
Redemption value adjustment	—	(115,478)	—	(67,796)

Ending balance	13,700	$1,708,002	13,700	$1,708,002

C.	Federal Income Taxes

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

The Quarter Ended June 30, 2007

The value of the Trust’s redeemable shares fell from $1,760,839,763 at March 31, 2007 to $1,708,001,890 at June 30, 2007, a 3.00% decrease. The decrease resulted primarily from a decrease in the net asset value per outstanding share. The 6.19% decrease in the Trust’s net asset value per outstanding share from $132.90 at March 31, 2007 to $124.67 at June 30, 2007 directly relates to a decrease in the London Fix price, which fell 6.07% from $13.35 at March 31, 2007 to $12.54 at June 30, 2007.

The Trust’s outstanding shares grew from 13,250,000 at March 31, 2007 to 13,700,000 at June 30, 2007 as a result of 900,000 shares (18 baskets, each basket consisting of 50,000 shares) being created and 450,000 shares (9 baskets, each basket consisting of 50,000 shares) being redeemed during the period.

The Trust’s net asset value per outstanding share decreased slightly more than the price of silver on a percentage basis due to Sponsor’s fees, which were $2,256,356 for the quarter, or 0.12% of the Trust’s average weighted assets of $1,809,463,214 during the quarter. The net asset value per share of $140.23 at April 16, 2007 was the highest during the quarter, compared with a low of $121.89 at June 27, 2007. The net asset value of the Trust is obtained by subtracting the Trust’s expenses and liabilities on any day from the value of the silver owned by the Trust on that day; the net asset value per share is obtained by dividing the net asset value of the Trust on a given day by the number of shares outstanding on that date.

Net income for the three months ended June 30, 2007 was $4,673,386, resulting from a net gain of $293,316 on the sale of silver to pay expenses and a net gain of $6,636,426 on silver distributed for the redemption of shares, offset by Sponsor’s fees of $2,256,356. Other than the Sponsor’s fees, the Trust had no other ordinary or extraordinary expenses during the period.

The Six Months Ended June 30, 2007

The value of the Trust’s redeemable shares grew from $1,562,120,000 at December 31, 2006 to $1,708,001,890 at June 30, 2007, a 9.34% increase. The increase in the Trust’s net assets resulted primarily from an increase in outstanding shares, which rose from 12,150,000 at December 31, 2006 to 13,700,000 at June 30, 2007 as a consequence of 2,600,000 shares (52 baskets, each basket consisting of 50,000 shares) being created and 1,050,000 shares (21 baskets, each basket consisting of 50,000 shares) being redeemed during the quarter.

The Trust’s net asset value per outstanding share decreased 3.03% from $128.57 at December 31, 2006 to $124.67 at June 30, 2007 which directly relates to a decrease in the London Fix price, which declined 2.79% from $12.90 at December 31, 2006 to $12.54 at June 30, 2007.

The Trust’s net asset value per share declined slightly more than the price of silver on a percentage basis due to Sponsor’s fees, which were $4,288,036 for the period, or 0.25% of the Trust’s average weighted assets of $1,729,691,402 during the period. The net asset value per share of $145.21 at February 26, 2007 was the highest during the period, compared with a low of $121.68 at January 8, 2007. The net asset value of the Trust is obtained by subtracting the Trust’s expenses and liabilities on any day from the value of the silver owned by the Trust on that day; the net asset value per share is obtained by dividing the net asset value of the Trust on a given day by the number of shares outstanding on that date.

Net income for the six months ended June 30, 2007 was $11,935,284, resulting from a net gain of $588,619 on the sale of silver to pay expenses and a net gain of $15,634,701 on silver distributed for the redemption of shares, offset by Sponsor’s fees of $4,288,036. Other than the Sponsor’s fees, the Trust had no other ordinary or extraordinary expenses during the period.

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

Item 4T.	Controls and Procedures

Not applicable

Part II – Other Information

Item 1.	Legal Proceedings

None.

Item 1A.	Risk Factors

Not applicable.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

a)	None.

b)	Not applicable.

c)	For the quarter ended June 30, 2007, 18 Baskets (900,000 shares) have been created, and 9 Baskets (450,000 shares) have been redeemed as follows:

Period	Total Number of Shares Redeemed	Average Ounces of Silver Per Share
04/01/07 to 04/30/07	100,000	9.954946
05/01/07 to 05/31/07	—	—
06/01/07 to 06/30/07	350,000	9.946405

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Submission of Matters to a Vote of Security Holders

None.

Item 5.	Other Information

None.

Item 6.	Exhibits

Exhibits

Exhibit No.	Description
4.1	Depositary Trust Agreement	Incorporated by reference to Exhibit 4.1 filed with Registration Statement No. 333-125920 on April 24, 2006

4.2	Form of Authorized Participant Agreement	Incorporated by reference to Exhibit 4.2 filed with Registration Statement No. 333-125920 on April 24, 2006

10.1	Form of Custodian Agreement	Incorporated by reference to Exhibit 10.1 filed with Registration Statement No. 333-125920 on April 24, 2006

10.2	Form of Sub-license Agreement	Incorporated by reference to Exhibit 10.2 filed with Registration Statement No. 333-125920 on April 24, 2006

31.1	Certification by Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification by Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification by Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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

Date: August 10, 2007

/s/ MICHAEL A. LATHAM
Michael A. Latham Chief Financial Officer (Principal financial officer)

Date: August 10, 2007

*	The Registrant is a trust and the persons are signing in their capacities as officers of Barclays Global Investors International Inc., the Sponsor of the Registrant.