Form 10-Q
period 2007-09-30
iShares Silver Trust
filed 2007-11-14
CIK 1330568

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended September 30, 2007.

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from ________________ to ________________.

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

Yes  ☐    No  ☒

		Page
PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements	1

	Balance Sheets at September 30, 2007 (Unaudited) and December 31, 2006	1

	Income Statements (Unaudited) for the three months ended September 30, 2007 and 2006 and the nine months ended September 30, 2007 and the period from April 21, 2006 (Date of Inception) to September 30, 2006	2

	Statements of Changes in Shareholders’ Equity (Deficit) for the nine months ended September 30, 2007 (Unaudited) and the period from April 21, 2006 (Date of Inception) to December 31, 2006	3

	Statements of Cash Flows (Unaudited) for the nine months ended September 30, 2007 and the period from April 21, 2006 (Date of Inception) to September 30, 2006	4

	Notes to the Financial Statements (Unaudited)	5

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	9

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	11

Item 4.	Controls and Procedures	11

Item 4T.	Controls and Procedures	11

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings	11

Item 1A.	Risk Factors	11

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	11

Item 3.	Defaults Upon Senior Securities	12

Item 4.	Submission of Matters to a Vote of Security Holders	12

Item 5.	Other Information	12

Item 6.	Exhibits	13

SIGNATURES		14

i

Part I – Financial Information

Item 1.	Financial Statements

iShares Silver Trust

Balance Sheets

at September 30, 2007 (Unaudited) and

December 31, 2006

(Dollar amounts in $000’s)	September 30, 2007	December 31, 2006
ASSETS
Current Assets
Silver bullion inventory (fair value of $1,959,277 and $1,562,765 respectively) (Note 1A)	$1,673,161	$1,361,819
Receivable for capital shares sold	13,347	—

Total Assets	$1,686,508	$1,361,819

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Sponsor’s fees payable	$735	$645

Total Liabilities	735	645
Commitments and Contingent liabilities (Note 1F)
Redeemable capital shares, no par value, unlimited amount authorized (at redemption value) – 14,450,000 issued and outstanding at September 30, 2007 and 12,150,000 issued and outstanding at December 31, 2006	1,958,542	1,562,120
Shareholder’s Equity (Deficit)	(272,769)	(200,946)

TOTAL LIABILITIES, REDEEMABLE SHARES & SHAREHOLDERS’ EQUITY (DEFICIT)	$1,686,508	$1,361,819

See notes to the financial statements.

iShares Silver Trust

Income Statements (Unaudited)

For the three months ended September 30, 2007 and 2006 and the nine months ended September 30, 2007 and the period from April 21, 2006 (Date of Inception) to September 30, 2006

(Dollar amounts in 000’s except for Net Income (Loss) per share)	Three months ended September 30, 2007	Three months ended September 30, 2006	Nine months ended September 30, 2007	April 21, 2006 to September 30, 2006
Revenues
Proceeds from sales of silver to pay expenses	$2,248	$1,239	$6,436	$1,581
Cost of silver sold to pay expenses	(2,097)	(1,086)	(5,697)	(1,467)

Gain on sales of silver to pay expenses	151	153	739	114
Gain (Loss) on silver distributed for the redemption of shares	453	2,907	16,088	(5,470)

Total gain (loss) on sales and distributions of silver	604	3,060	16,827	(5,356)
Expenses
Sponsor’s fees	(2,238)	(1,417)	(6,526)	(2,076)
Market value reserve	—	—	—	(183,090)
Total expenses	(2,238)	(1,417)	(6,526)	(185,166)

Net Income (Loss)	$(1,634)	$1,643	$10,301	$(190,522)

Net Income (Loss) per share	$(0.12)	$0.17	$0.77	$(23.90)
Weighted-average shares outstanding	14,134,783	9,640,761	13,425,641	7,970,859

See notes to the financial statements.

iShares Silver Trust

Statements of Changes in Shareholders’ Equity (Deficit)

For the nine months ended September 30, 2007 (Unaudited) and the period from April 21, 2006 (Date of Inception) to December 31, 2006

(Dollar amounts in 000’s)	Nine months ended September 30, 2007	April 21, 2006 to December 31, 2006
Shareholders’ Equity (Deficit) - beginning balance	$(200,946)	$—
Net Income (Loss)	10,301	(191,169)
Adjustment of Redeemable shares to redemption value	(82,124)	(9,777)

Shareholders’ Equity (Deficit) - ending balance	$(272,769)	$(200,946)

See notes to the financial statements.

iShares Silver Trust

Statements of Cash Flows (Unaudited)

For the nine months ended September 30, 2007 and the period

from April 21, 2006 (Date of Inception) to September 30, 2006

(Dollar amounts in 000’s)	Nine months ended September 30, 2007	April 21, 2006 to September 30, 2006
Proceeds from sales of silver	$6,436	$1,581
Expenses – Sponsor’s fee paid	(6,436)	(1,581)

Net cash provided by operating activities	—	—

Increase (decrease) in cash	—	—
Cash, beginning of the period	—	—

Cash, end of the period	$—	$—

Reconciliation of net income to net cash provided by operating activities:
Net Income (Loss)	$10,301	$(190,522)
Adjustments to reconcile net income to net cash provided by operating activities:
Proceeds from sales of silver to pay expenses	6,436	1,581
Gain on silver distributed for the redemption of shares	(16,088)	5,470
Gain on sales of silver to pay expenses	(739)	(114)
Sponsor’s fees payable	90	495
Market value reserve	—	183,090

Net cash provided by operating activities	$—	$—

Supplemental disclosure of non-cash information
Carrying value of silver received for creation of shares	$490,393	$1,430,215
Carrying value of silver distributed for redemption of shares at average cost	$160,007	$122,010

See notes to the financial statements.

NOTES TO THE FINANCIAL STATEMENTS

As of September 30, 2007 (Unaudited)

1.	ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES

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

The following table summarizes activity in silver during the three months ended September 30, 2007 (all balances in 000’s):

	Ounces	Cost	Market Value	Realized Gain (Loss)
Beginning balance	136,263.7	$1,587,532	$1,708,747	—
Silver contributed	10,929.3	141,751	141,751	—
Silver distributed (Avg. cost)	(3,476.8)	(40,678)	(41,131)	$453
Silver sold (Avg. cost)	(179.4)	(2,097)	(2,248)	151
Adjustment for realized gain	—	—	604	—
Adjustment for unrealized gain on Silver bullion	—	—	151,554	—

Ending balance	143,536.8	$1,686,508	$1,959,277	$604

The following table summarizes activity in silver during the nine months ended September 30, 2007 (all balances in 000’s):

	Ounces	Cost	Market Value	Realized Gain (Loss)
Beginning balance	121,144.6	$1,361,819	$1,562,765	—
Silver contributed	36,815.9	490,393	490,393	—
Silver distributed (Avg. cost)	(13,930.4)	(160,007)	(176,095)	$16,088
Silver sold (Avg. cost)	(493.3)	(5,697)	(6,436)	739
Adjustment for realized loss	—	—	16,827	—
Adjustment for unrealized gain on Silver bullion	—	—	71,823	—

Ending balance	143,536.8	$1,686,508	$1,959,277	$16,827

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

Activity in redeemable capital shares is as follows (all balances in 000’s):

	Three months ended September 30, 2007		Nine months ended September 30, 2007
	Shares	Amount	Shares	Amount
Beginning balance	13,700	$1,708,002	12,150	$1,562,120
Shares Issued	1,100	141,751	3,700	490,393
Shares Redeemed	(350)	(41,131)	(1,400)	(176,095)
Redemption value adjustment	—	149,920	—	82,124

Ending balance	14,450	$1,958,542	14,450	$1,958,542

C.	Federal Income Taxes

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

The Quarter Ended September 30, 2007

The value of the Trust’s redeemable shares increased from $1,708,001,890 at June 30, 2007 to $1,958,542,193 at September 30, 2007, a 14.67% increase. The increase resulted primarily from an increase in the net asset value per outstanding share. The 8.72% increase in the Trust’s net asset value per outstanding share from $124.67 at June 30, 2007 to $135.54 at September 30, 2007 directly relates to an increase in the London Fix price, which rose 8.85% from $12.54 at June 30, 2007 to $13.65 at September 30, 2007.

The Trust’s outstanding shares increased from 13,700,000 at June 30, 2007 to 14,450,000 at September 30, 2007 as a result of 1,100,000 shares (22 baskets, each basket consisting of 50,000 shares) being created and 350,000 shares (7 baskets, each basket consisting of 50,000 shares) being redeemed during the period.

The Trust’s net asset value per outstanding share grew slightly less than the price of silver on a percentage basis due to Sponsor’s fees, which were $2,237,917 for the quarter, or 0.13% of the Trust’s average weighted assets of $1,778,462,454 during the quarter. The net asset value per share of $135.54 at September 28, 2007 was the highest during the quarter, compared with a low of $115.94 at August 21, 2007. The net asset value of the Trust is obtained by subtracting the Trust’s expenses and liabilities on any day from the value of the silver owned by the Trust on that day; the net asset value per share is obtained by dividing the net asset value of the Trust on a given day by the number of shares outstanding on that date.

Net losses for the three months ended September 30, 2007 were $(1,634,469), resulting from a net gain of $150,573 on the sale of silver to pay expenses and a net gain of $452,875 on silver distributed for the redemption of shares, which were offset by Sponsor’s fees of $2,237,917. Other than the Sponsor’s fees, the Trust had no other ordinary or extraordinary expenses during the period.

The Nine Months Ended September 30, 2007

The value of the Trust’s redeemable shares increased from $1,562,120,000 at December 31, 2006 to $1,958,542,193 at September 30, 2007, a 25.38% increase. The increase in the Trust’s net assets resulted primarily from an increase in outstanding shares, which rose from 12,150,000 at December 31, 2006 to 14,450,000 at September 30, 2007 as a consequence of 3,700,000 shares (74 baskets, each basket consisting of 50,000 shares) being created and 1,400,000 shares (28 baskets, each basket consisting of 50,000 shares) being redeemed during the period.

The Trust’s net asset value per outstanding share increased 5.42% from $128.57 at December 31, 2006 to $135.54 at September 30, 2007 which directly relates to an increase in the London Fix price, which rose 5.81% from $12.90 at December 31, 2006 to $13.65 at September 30, 2007.

The Trust’s net asset value per share grew slightly less than the price of silver on a percentage basis due to Sponsor’s fees, which were $6,525,953 for the period, or 0.37% of the Trust’s average weighted assets of $1,746,127,068 during the period. The net asset value per share of $145.21 at February 26, 2007 was the highest during the period, compared with a low of $115.94 at August 21, 2007. The net asset value of the Trust is obtained by subtracting the Trust’s expenses and liabilities on any day from the value of the silver owned by the Trust on that day; the net asset value per share is obtained by dividing the net asset value of the Trust on a given day by the number of shares outstanding on that date.

Net income for the nine months ended September 30, 2007 was $10,300,715, resulting from a net gain of $739,092 on the sale of silver to pay expenses and a net gain of $16,087,576 on silver distributed for the redemption of shares, offset by Sponsor’s fees of $6,525,953. Other than the Sponsor’s fees, the Trust had no other ordinary or extraordinary expenses during the period.

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

No material changes to Risk Factors since last reported under Part I, Item 1A in our Annual Report on form 10-K for the year ended December 31, 2006, filed with the Securities and Exchange Commission on March 26, 2007.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

a)	None.

b)	Not applicable.

c)	For the quarter ended September 30, 2007, 22 Baskets (1,100,000 shares) have been created, and 7 Baskets (350,000 shares) have been redeemed as follows:

Period	Total Number of Shares Redeemed	Average Ounces of Silver Per Share
07/01/07 to 07/31/07	—	—
08/01/07 to 08/31/07	350,000	9.9337
09/01/07 to 09/30/07	—	—

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Submission of Matters to a Vote of Security Holders

None.

Item 5.	Other Information

None.

Item 6.	Exhibits

Exhibits

Exhibit No.	Description
4.1	Depositary Trust Agreement	Incorporated by reference to Exhibit 4.1 filed with Registration Statement No. 333-125920 on April 24, 2006

4.2	Form of Authorized Participant Agreement	Incorporated by reference to Exhibit 4.2 filed with Registration Statement No. 333-125920 on April 24, 2006

10.1	Form of Custodian Agreement	Incorporated by reference to Exhibit 10.1 filed with Registration Statement No. 333-125920 on April 24, 2006

10.2	Form of Sub-license Agreement	Incorporated by reference to Exhibit 10.2 filed with Registration Statement No. 333-125920 on April 24, 2006

31.1	Certification by Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification by Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification by Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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

Date: November 14, 2007

/s/ MICHAEL A. LATHAM
Michael A. Latham
Chief Financial Officer
(Principal financial officer)

Date: November 14, 2007

*	The Registrant is a trust and the persons are signing in their capacities as officers of Barclays Global Investors International Inc., the Sponsor of the Registrant.