Form 10-K
period 2007-12-31
iShares Silver Trust
filed 2008-02-27
CIK 1330568

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 2007.

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from to .

Commission file number: 001-32863

iShares® Silver Trust

(Exact name of registrant as specified in its charter)

New York	13-7474456
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

c/o Barclays Global Investors International, Inc.

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

Yes  ☒    No  ☐

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

Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one)

Large accelerated filer  ☒                    Accelerated filer  ☐                    Non-accelerated filer  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).

Yes  ☐    No  ☒

As of June 30, 2007, the registrant had 13,700,000 shares outstanding. The aggregate market value of the shares held by non-affiliates was approximately $1,691,950,000.

DOCUMENTS INCORPORATED BY REFERENCE:

None.

i

Part I

Item 1.	Business.

The purpose of the trust is to own silver transferred to the trust in exchange for shares issued by the trust. Each iShare represents a fractional undivided beneficial interest in the net assets of the trust. The assets of the trust consist primarily of silver held by the custodian on behalf of the trust. However, there may be situations where the trust will unexpectedly hold cash. For example, a claim may arise against a third party, which is settled in cash. In situations where the trust unexpectedly receives cash or other assets, no new iShares will be issued until after the record date for the distribution of such cash or other property has passed.

The trust was formed on April 21, 2006 when an initial deposit of silver was made in exchange for the issuance of three Baskets (a “Basket” consists of 50,000 iShares).

The sponsor of the trust is Barclays Global Investors International, Inc. The trustee of the trust is The Bank of New York and the custodian is JP Morgan Chase Bank N.A., London branch. The agreement between the trust and the custodian is governed by English law.

During the year ended December 31, 2007, the value of the trust’s redeemable shares grew from $1,562,120,000 at December 31, 2006 to $2,224,931,876 by December 31, 2007, the trust’s fiscal year-end. Outstanding shares in the trust grew from 12,150,000 shares at December 31, 2006 to 15,200,000 shares outstanding at December 31, 2007.

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

The sponsor of the registrant maintains an Internet website at www.ishares.com, through which the registrant’s annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, are made available free of charge after they have been filed or furnished to the Securities and Exchange Commission. Additional information regarding the trust may also be found on the SEC’s EDGAR database at www.SEC.gov.

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

Relatively cost efficient.

Because the expenses involved in an investment in physical silver are dispersed among all holders of iShares, an investment in iShares may represent a cost-efficient alternative to investments in silver for investors not otherwise in a position to participate directly in the market for physical silver.

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

The sponsor’s fee is accrued daily at an annualized rate equal to 0.50% of the adjusted net asset value of the trust. The trustee, at the discretion of the sponsor, and, in the absence of such direction, in its discretion, sells silver in such quantity and at such times as is necessary to permit payment of the sponsor’s fee and of trust expenses or liabilities not assumed by the sponsor. The trustee is authorized to sell silver at such times and in the smallest amounts required to permit such payments as they become due, it being the intention to avoid or minimize the trust’s holdings of assets other than silver. Accordingly, the amount of silver sold may vary from time to time depending on the level of the trust’s expenses and the market price of silver. The custodian has agreed to purchase from the trust, at the request of the trustee, silver needed to cover trust expenses at a price equal to the price used by the trustee to determine the value of the silver held by the trust on the date of the sale.

The sponsor earned $9,128,449 for the year ended December 31, 2007.

Deposit of Silver; Issuance of Baskets of iShares

The trust creates and redeems iShares on a continuous basis but only in Baskets of 50,000 iShares. Only registered broker-dealers who have entered into written agreements with the sponsor and the trustee (each, an “Authorized Participant”) can deposit silver and receive Baskets of iShares in exchange. Upon the deposit of the corresponding amount of silver with the custodian, and the payment of the trustee’s applicable fee and of any expenses, taxes or charges (such as stamp taxes or stock transfer taxes or fees), the trustee delivers the appropriate number of Baskets to the DTC account of the depositing Authorized Participant. The sponsor and the trustee maintain a current list of Authorized Participants. Silver deposited with the custodian must meet the London Good Delivery Standards.

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

The result obtained by subtracting the trust’s expenses and liabilities on any day from the price of the silver owned by the trust on that day is the net asset value of the trust which, when divided by the number of iShares outstanding on that date, results in the net asset value per iShare (“NAV”).

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

Item 1B.	Unresolved Staff Comments.

None.

Item 2.	Properties.

Not applicable.

Item 3.	Legal Proceedings.

None.

Item 4.	Submission of Matters to a Vote of Security Holders.

Not applicable.

Part II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

a)	The iShares have traded on the AMEX under the symbol “SLV” since its initial public offering on April 21, 2006. For each of the quarters during the fiscal years ended December 31, 2007 and the period from April 21, 2006 (date of inception) to December 31, 2006, the high and low sale prices of the iShares as reported for AMEX transactions were as follows:

Fiscal year ended December 31, 2007	High	Low
First Quarter	$146.99	$121.80
Second Quarter	$139.90	$121.45
Third Quarter	$136.55	$115.10
Fourth Quarter	$153.75	$131.88

April 21, 2006 (date of inception) to December 31, 2006	High	Low
Second Quarter (commencing April 21, 2006)	$148.60	$96.25
Third Quarter	$129.88	$105.95
Fourth Quarter	$140.85	$108.00

The number of record holders of the shares of the registrant as of February 1, 2008 was approximately 191.

b)	Not applicable.

c)	1,800,000 shares were redeemed during the fourth quarter of the year ended December 31, 2007.

Period	Total Number of Shares Redeemed	Average Price Per Share (ounces of silver)
10/01/07 to 10/31/07	—	—
11/01/07 to 11/30/07	—	—
12/01/07 to 12/31/07	1,800,000	9.91715
10/01/07 to 12/31/07	1,800,000	9.91715

Item 6.	Selected Financial Data.

Financial Highlights (for the year ending December 31, 2007 and the period from April 21, 2006 (date of inception) to December 31, 2006)

(Dollar amounts in 000’s except for Net Income (Loss) per share)

	December 31, 2007	December 31, 2006*
Total Assets	$1,838,497	$1,361,819
Total gain (loss) on sales and distributions of silver	$63,042	$(4,287)
Net Income (Loss)	$53,914	$(191,169)
Weighted-average shares outstanding	13,751,096	9,016,863
Income (Loss) per share	$3.92	$(21.20)
Net cash flows	$0	$0

*	For the period from April 21, 2006 (date of inception) to December 31, 2006.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operation.

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

Introduction

The trust is a grantor trust formed under the laws of the State of New York. The trust does not have any officers, directors, or employees, and is administered by The Bank of New York acting as trustee pursuant to a Depositary Trust Agreement between the Trustee and Barclays Global Investors International, Inc., the sponsor of the trust. The trust issues shares representing fractional undivided beneficial interests in its net assets. The assets of the trust consist primarily of silver held by a custodian as an agent of the trust and responsible only to the trustee.

The trust is a passive investment vehicle and the objective of the trust is merely for the value of each share to approximately reflect, at any given time, the price of the silver owned by the trust less the trust’s liabilities (anticipated to be principally for accrued operating expenses) divided by the number of outstanding shares. The trust does not engage in any activities designed to obtain a profit from, or ameliorate losses caused by, changes in the price of silver.

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

The following chart shows the daily London Fix Spot Settlement Prices for the period from December 2005 through December 2007:

The Year Ended December 31, 2007

The trust’s net asset value grew from $1,562,120,000 at December 31, 2006 to $2,224,931,876 at December 31, 2007, a 42.43% increase for the year. The increase in the trust’s net asset value resulted primarily from an increase in outstanding shares, which rose from 12,150,000 at December 31, 2006 to 15,200,000 at December 31, 2007 as a consequence of 6,250,000 shares (125 Baskets) being created during the year and 3,200,000 shares (64 Baskets) being redeemed during the year.

A positive change in the London Fix price, which rose 14.42% from $12.90 at December 31, 2006 to $14.76 at December 31, 2007, directly relates to the 13.85% increase in the trust’s net asset value per outstanding share from $128.57 at December 31, 2006 to $146.38 at December 31, 2007, which tracked the change in the London Fix price.

The trust’s net asset value per share rose slightly less than the price of silver on a percentage basis due to sponsor’s fees, which were $9,128,449 for the year, or 0.50% of the trust’s average weighted assets of $1,827,938,546 during the year. The net asset value per share of $157.01 at November 7, 2007 was the highest during the year, compared with a low of $115.94 at August 21, 2007. The net asset value of the trust is obtained by subtracting the Trust’s expenses and liabilities on any day from the value of the silver owned by the Trust on that day; the net asset value per share is obtained by dividing the net asset value of the trust on a given day by the number of shares outstanding on that day.

Net income for the year ended December 31, 2007 was $53,913,664, resulting from a net gain of $1,105,023 on the sales of silver to pay expenses and a net gain of $61,937,090 on silver distributed for the redemption of shares, offset by sponsor’s fees of $9,128,449. Other than the sponsor’s fees, the trust had no other ordinary or extraordinary expenses during the year ended December 31, 2007.

The Period April 21, 2006 (Date of Inception) through December 31, 2006

Cumulatively for the fiscal period, the value of the trust’s redeemable shares grew from $18,277,500 at April 21, 2006 to $1,562,120,000 at December 31, 2006, an 8446.68% increase. The increase in the trust’s net assets resulted primarily from an increase in outstanding shares, which rose from 150,000 at April 21, 2006 to 12,150,000 at December 31, 2006 as a consequence of 13,050,000 shares (261 baskets, each basket consisting of 50,000 shares) being created and 1,050,000 shares (21 baskets, each basket consisting of 50,000 shares) being redeemed during the period.

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

Item 7A.	Quantitative and Qualitative Disclosures about Market Risk.

Not applicable.

Item 8.	Financial Statements and Supplementary Data.

Quarterly Income Statements for the year ended December 31, 2007 and the period from April 21, 2006 (Date of Inception) through December 31, 2006.

(Dollar amounts in 000’s except for income (loss) per share)

	Three months ended (Unaudited)				Year ended Dec. 31, 2007
	March 31, 2007	June 30, 2007	Sept. 30, 2007	Dec. 31, 2007
Revenues
Proceeds from sales of silver to pay expenses	$1,954	$2,234	$2,248	$2,443	$8,879
Cost of silver sold to pay expenses	(1,659)	(1,941)	(2,097)	(2,077)	(7,774)

Gain on sale of silver to pay expenses	295	293	151	366	1,105
Gain on silver distributed for the redemption of shares	8,999	6,636	453	45,849	61,937

Total gain on sales and distributions of silver	9,294	6,929	604	46,215	63,042
Expenses
Sponsor's fees	(2,032)	(2,256)	(2,238)	(2,602)	(9,128)
Impairment loss on silver	—	—	—	—	—

Net Income (Loss)	7,262	4,673	(1,634)	43,613	53,914

Income (Loss) per share	$0.58	$0.34	$(0.12)	$2.96	$3.92
Weighted-average shares outstanding	12,460,000	13,663,736	14,134,783	14,716,848	13,751,096

	Three months ended (Unaudited)			April 21, 2006 to Dec. 31, 2006
	June 30, 2006*	Sept. 30, 2006	Dec. 31, 2006
Revenues
Proceeds from sales of silver to pay expenses	$342	$1,239	$1,566	$3,147
Cost of silver sold to pay expenses	(381)	(1,086)	(1,399)	(2,866)

Gain (loss) on sale of silver to pay expenses	(39)	153	167	281
Gain (loss) on silver distributed for the redemption of shares	(8,377)	2,907	902	(4,568)

Total gain (loss) on sales and distributions of silver	(8,416)	3,060	1,069	(4,287)

Expenses
Sponsor's fees	(659)	(1,417)	$(1,716)	(3,792)
Impairment loss on silver	(183,090)	—	—	(183,090)

Net Income (Loss)	$(192,165)	$1,643	$(647)	$(191,169)

Income (Loss) per share	$(33.09)	$0.17	$(0.06)	$(21.20)
Weighted-average shares outstanding	5,807,042	9,640,761	10,870,109	9,016,863

*	For the period from April 21, 2006 (date of inception) to June 30, 2006.

The financial statements required by Regulation S-X, together with the report of the trust’s independent registered public accounting firm appear on page F-1 to F-10 of this filing.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

There have been no changes in accountants and no disagreements with accountants during the year ended December 31, 2007.

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

Management’s Report on Internal Control over Financial Reporting

The sponsor’s management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined under Exchange Act 13a-15(f) and 15d-15(f). The trust’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States. Internal control over financial reporting includes those policies and procedures that: (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the trust’s assets; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that the trust’s receipts and expenditures are being made only in accordance with appropriate authorizations; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the trust’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become ineffective because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

The Principal Executive Officer and Principal Financial Officer of the sponsor assessed the effectiveness of the trust’s internal control over financial reporting as of December 31, 2007. Their assessment included an evaluation of the design of the trust’s internal control over financial reporting and testing of the operational effectiveness of its internal controls over financial reporting. In making its assessment, the sponsor’s management has utilized the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in its report entitled Internal Control – Integrated Framework. Based on their assessment and those criteria, the Principal Executive Officer and Principal Financial Officer of the sponsor believe that the trust maintained effective internal control over financial reporting as of December 31, 2007.

The effectiveness of the trust’s internal control over financial reporting as of December 31, 2007 has been audited by PricewaterhouseCoopers LLP, the independent registered public accounting firm that audited and reported on the financial statements included in this 10-K, as stated in their report which is included herein.

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

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

Not applicable.

Item 14.	Principal Accounting Fees and Services.

(1) to (4). Fees for services performed by PricewaterhouseCoopers LLP for the year ended December 31, 2007 and the period from April 21, 2006 (date of inception) to December 31, 2006 were:

	December 31, 2007	December 31, 2006
Audit fees	$68,450	$59,900
Audit-related fees	$—	$—
Tax fees	$—	$—
All other fees	$—	$—

	$68,450	$59,900

(5) The registrant has no board of directors, and as a result, has no audit committee and no pre-approval policies or procedures with respect to fees paid to PricewaterhouseCoopers LLP.

(6) None of the hours expended on PricewaterhouseCoopers LLP’s engagement to audit the registrant’s financial statements for the year ended December 31, 2007 were attributable to work performed by persons other than the principal accountant’s full-time, permanent employees.

Part IV

Item 15.	Exhibits, Financial Statement Schedules.

Financial Statement Schedules

See Index to Financial Statements on Page F-1 for a list of the financial statements being filed as part of this report. Schedules may have been omitted since they are either not required, not applicable, or the information has otherwise been included.

Exhibits

Exhibit No.	Description

4.1	Depositary Trust Agreement	Incorporated by reference to Exhibit 4.1 filed with Registration Statement No. 333-125920 on April 24, 2006

4.2	Form of Authorized Participant Agreement	Incorporated by reference to Exhibit 4.2 filed with Registration Statement No. 333-125920 on April 24, 2006

10.1	Form of Custodian Agreement	Incorporated by reference to Exhibit 10.1 filed with Registration Statement No. 333-125920 on April 24, 2006

10.2	Form of Sub-license Agreement	Incorporated by reference to Exhibit 10.2 filed with Registration Statement No. 333-125920 on April 24, 2006

23.1	Consent of PricewaterhouseCoopers LLP

31.1	Certification by Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification by Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification by Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

iShares Silver Trust

Financial Statements as of December 31, 2007 and 2006

Report of Independent Registered Public Accounting Firm

To the Sponsor, Trustee and Shareholders of

iShares Silver Trust:

In our opinion, the financial statements listed in the accompanying index present fairly, in all material respects, the financial position of iShares Silver Trust (the “Trust”) at December 31, 2007 and December 31, 2006, and the related statements of income for the year ended December 31, 2007 and the period from April 21, 2006 through December 31, 2006, the statements of changes in shareholders’ equity (deficit) for the year ended December 31, 2007 and the period from April 21, 2006 through December 31, 2006 and the statements of cash flows for the year ended December 31, 2007 and the period from April 21, 2006 through December 31, 2006 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Trust maintained, in all material respects, effective internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Sponsor’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express opinions on these financial statements and on the Trust’s internal control over financial reporting based on our audits which was an integrated audit in 2007. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

A trust’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A trust’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the trust; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the trust are being made only in accordance with authorizations of management and directors of the trust; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the trust’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ PricewaterhouseCoopers LLP

San Francisco, California

February 27, 2008

iShares Silver Trust

Balance Sheets

At December 31, 2007 and 2006

(Dollar amounts in $000’s)	December 31, 2007	December 31, 2006
ASSETS
Current Assets
Silver bullion inventory (fair value of $2,225,826 and $1,562,765 respectively)	$1,763,560	$1,361,819
Payable for capital shares redeemed	(217,629)	—
Receivable for capital shares sold	292,566	—

Total Assets	$1,838,497	$1,361,819

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Sponsor’s fees payable	$894	$645

Total Liabilities	894	645
Commitments and Contingent liabilities (Note 1F)	—	—
Redeemable capital shares, no par value, unlimited amount authorized (at redemption value) – 15,200,000 issued and outstanding at December 31, 2007 and 12,150,000 issued and outstanding at December 31, 2006	2,224,932	1,562,120
Shareholder’s Equity (Deficit)	(387,329)	(200,946)

TOTAL LIABILITIES, REDEEMABLE SHARES & SHAREHOLDERS’ EQUITY (DEFICIT)	$1,838,497	$1,361,819

See notes to the financial statements.

iShares Silver Trust

Income Statements

For the year ended December 31, 2007 and the period from

April 21, 2006 (Date of Inception) to December 31, 2006

(Dollar amounts in 000’s except for Net Income (Loss) per share)	Year Ended December 31, 2007	April 21, 2006 to December 31, 2006
Revenues
Proceeds from sales of silver to pay expenses	$8,879	$3,147
Cost of silver sold to pay expenses	(7,774)	(2,866)

Gain on sales of silver to pay expenses	1,105	281
Gain (Loss) on silver distributed for the redemption of shares	61,937	(4,568)

Total gain (loss) on sales and distributions of silver	63,042	(4,287)
Expenses
Sponsor’s fees	(9,128)	(3,792)
Market value reserve	—	(183,090)

Total expenses	(9,128)	(186,882)

Net Income (Loss)	$53,914	$(191,169)

Net Income (Loss) per share	$3.92	$(21.20)
Weighted-average shares outstanding	13,751,096	9,016,863

See notes to the financial statements.

iShares Silver Trust

Statements of Changes in Shareholders’ Equity (Deficit)

For the year ended December 31, 2007 and the period from

April 21, 2006 (Date of Inception) to December 31, 2006

	Year Ended December 31,	April 21, 2006 to December 31,
(Dollar amounts in 000’s)	2007	2006
Shareholders’ Equity (Deficit) – beginning balance	$(200,946)	$—
Net Income (Loss)	53,914	(191,169)
Adjustment of Redeemable shares to redemption value	(240,297)	(9,777)

Shareholders’ Equity (Deficit) – ending balance	$(387,329)	$(200,946)

See notes to the financial statements.

iShares Silver Trust

Statements of Cash Flows

For the year ended December 31, 2007 and the period from

April 21, 2006 (Date of Inception) to December 31, 2006

	Year Ended December 31,	April 21, 2006 to December 31,
(Dollar amounts in 000’s)	2007	2006
Proceeds from sales of silver	$8,879	$3,147
Expenses – Sponsor’s fee paid	(8,879)	(3,147)

Net cash provided by operating activities	—	—

Increase (decrease) in cash	—	—
Cash, beginning of the period	—	—

Cash, end of the period	$—	$—

Reconciliation of net income to net cash provided by operating activities:
Net Income (Loss)	$53,914	$(191,169)
Adjustments to reconcile net income to net cash provided by operating activities:
Proceeds from sales of silver to pay expenses	8,879	3,147
Gain (loss) on silver distributed for the redemption of shares	(61,937)	4,568
Gain (loss) on sales of silver to pay expenses	(1,105)	(281)
Sponsor’s fees payable	249	645
Market value reserve	—	183,090

Net cash provided by operating activities	$—	$—

Supplemental disclosure of non-cash information
Carrying value of silver received for creation of shares	$862,089	$1,662,427
Carrying value of silver distributed for redemption of shares at average cost	$(377,637)	$(132,930)

See notes to the financial statements.

NOTES TO THE FINANCIAL STATEMENTS

As of December 31, 2007

1.	ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES

The iShares Silver Trust (the “Trust”) was organized on April 21, 2006 as a New York Trust. The trustee is The Bank of New York (the “Trustee”) and is responsible for the day to day administration of the Trust. The Trust's sponsor is Barclays Global Investors International, Inc. (the “Sponsor”), a Delaware corporation and a subsidiary of Barclays Bank PLC. The Trust is governed by the Depositary Trust Agreement executed at the time of organization of the Trust by the Trustee and the Sponsor (the “Trust Agreement”).

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

The following table summarizes activity in silver during the year ended December 31, 2007 (all balances in 000’s):

	Ounces	Cost	Market Value	Realized Gain (Loss)
Beginning balance	121,144.6	$1,361,819	$1,562,765	—
Silver contributed	62,107.7	862,089	862,089	—
Silver distributed (Avg. cost)	(31,781.3)	(377,637)	(439,574)	$61,937
Silver sold (Avg. cost)	(669.8)	(7,774)	(8,879)	1,105
Adjustment for realized gain	—	—	63,042	—
Adjustment for unrealized gain on Silver bullion	—	—	186,383	—

Ending balance	150,801.2	$1,838,497	$2,225,826	$63,042

The following table summarizes activity in silver from April 21, 2006 (Date of Inception) to December 31, 2006 (all balances in 000’s):

	Ounces	Cost	Market Value	Realized Gain (Loss)
Beginning balance	1,500.0	$18,278	$18,278	—
Silver contributed	130,390.9	1,662,427	1,662,427	—
Silver distributed (Avg. cost)	(10,490.3)	(132,930)	(128,362)	$(4,568)
Silver sold (Avg. cost)	(256.0)	(2,866)	(3,147)	281
Adjustment for realized loss	—	—	(4,287)	—
Adjustment for unrealized gain on Silver bullion	—	—	200,946	—
Market value reserve	—	(183,090)	(183,090)	—

Ending balance	121,144.6	$1,361,819	$1,562,765	$(4,287)

B.	Redeemable Capital Shares

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

Activity in redeemable capital shares is as follows (all balances in 000’s):

	Year Ended December 31, 2007		April 21, 2006 to December 31, 2006
	Shares	Amount	Shares	Amount
Beginning balance	12,150	$1,562,120	150	$18,278
Shares Issued	6,250	862,089	13,050	1,662,427
Shares Redeemed	(3,200)	(439,574)	(1,050)	(128,362)
Redemption value adjustment	—	240,297	—	9,777

Ending balance	15,200	$2,224,932	12,150	$1,562,120

C.	Federal Income Taxes

The Trust is treated as a “grantor trust” for federal income tax purposes and, therefore, no provision for federal income taxes is required. Any interest and gains and losses are deemed “passed through” to the holders of shares of the Trust.

D.	Expenses

The Trust pays to the Sponsor a Sponsor’s fee that accrues daily at an annualized rate equal to 0.50% of the adjusted daily net asset value of the Trust, paid monthly in arrears. The Sponsor has agreed to assume the following administrative and marketing expenses incurred by the Trust: the Trustee’s monthly fee, the custodian’s fee, AMEX listing fees, SEC registration fees, printing and mailing costs, audit fees and expenses, and up to $100,000 per annum in legal fees and expenses. For the fiscal year ended December 31, 2007, the Sponsor also agreed to pay all legal fees and expenses over the $100,000 per annum limit. The Sponsor has also paid the costs of the Trust's organization and the initial sales of the shares, including applicable SEC registration fees.

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

Barclays Global Investors International, Inc.

Sponsor of the iShares Silver Trust (Registrant)

/S/ LEE T. KRANEFUSS
Lee T. Kranefuss
Chief Executive Officer
(Principal executive officer)

Date: February 27, 2008

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities* and on the dates indicated.

/S/ LEE T. KRANEFUSS
Lee T. Kranefuss
Chief Executive Officer,
(Principal executive officer)
Director

Date: February 27, 2008

/S/ MICHAEL A. LATHAM
Michael A. Latham
Chief Financial Officer,
(Principal financial officer)
Director

Date: February 27, 2008

*	The Registrant is a trust and the persons are signing in their capacities as officers or directors of Barclays Global Investors International, Inc., the sponsor of the registrant.