Form 10-Q
period 2008-03-31
iShares Silver Trust
filed 2008-05-09
CIK 1330568

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 2008.

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from to .

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☒	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

i

Part I – Financial Information

Item 1.	Financial Statements

iShares Silver Trust

Balance Sheets

At March 31, 2008 (Unaudited) and

December 31, 2007

(Dollar amounts in $000’s)	March 31, 2008	December 31, 2007
ASSETS
Current Assets
Silver bullion inventory (fair value of $3,226,821 and $2,225,826 respectively)	$2,351,625	$1,763,560
Payable for capital shares redeemed	—	(217,629)
Receivable for capital shares sold	—	292,566

TOTAL ASSETS	$2,351,625	$1,838,497

LIABILITIES, REDEEMABLE CAPITAL SHARES & SHAREHOLDERS’ EQUITY (DEFICIT)
Current Liabilities
Sponsor’s fees payable	$1,445	$894

Total Liabilities	1,445	894
Commitments and contingent liabilities (Note 1F)	—	—
Redeemable capital shares, no par value, unlimited amount authorized (at redemption value) – 18,100,000 issued and outstanding at March 31, 2008 and 15,200,000 issued and outstanding at December 31, 2007	3,225,376	2,224,932
Shareholder’s Equity (Deficit)	(875,196)	(387,329)

TOTAL LIABILITIES, REDEEMABLE CAPITAL SHARES & SHAREHOLDERS’ EQUITY (DEFICIT)	$2,351,625	$1,838,497

See notes to the financial statements.

iShares Silver Trust

Income Statements (Unaudited)

For the three months ended March 31, 2008

and 2007

	Three months ended March 31,
(Dollar amounts in 000’s except for net income per share)	2008	2007
Revenues
Proceeds from sales of silver to pay expenses	$3,103	$1,954
Cost of silver sold to pay expenses	(2,236)	(1,659)

Gain on sales of silver to pay expenses	867	295
Gain on silver distributed for the redemption of shares	7,965	8,999

Total gain on sales and distributions of silver	8,832	9,294
Expenses
Sponsor’s fees	(3,654)	(2,032)

Total expenses	(3,654)	(2,032)

NET INCOME	$5,178	$7,262

Net Income per share	$0.31	$0.58
Weighted-average shares outstanding	16,828,022	12,460,000

See notes to the financial statements.

iShares Silver Trust

Statements of Changes in Shareholders’ Equity (Deficit)

For the three months ended March 31, 2008 (Unaudited) and

for the year ended December 31, 2007

(Dollar amounts in 000’s)	Three months Ended March 31, 2008	Year Ended December 31, 2007
Shareholders’ equity (deficit) - beginning of period	$(387,329)	$(200,946)
Net income	5,178	53,914
Adjustment of redeemable capital shares to redemption value	(493,045)	(240,297)

Shareholders’ equity (deficit) - ending of period	$(875,196)	$(387,329)

See notes to the financial statements.

iShares Silver Trust

Statements of Cash Flows (Unaudited)

For the three months ended March 31, 2008

and 2007

	Three months Ended March 31,
(Dollar amounts in 000’s)	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES
Proceeds from sales of silver	$3,103	$1,954
Expenses – Sponsor’s fee paid	(3,103)	(1,954)

Net cash provided by operating activities	—	—

Increase (decrease) in cash	—	—
Cash, beginning of the period	—	—

Cash, end of the period	$—	$—

RECONCILIATION OF NET INCOME TO NET CASH PROVIDED BY OPERATING ACTIVITIES:
Net income	$5,178	$7,262
Adjustments to reconcile net income to net cash provided by operating activities:
Proceeds from sales of silver to pay expenses	3,103	1,954
Gain on silver distributed for the redemption of shares	(7,965)	(8,999)
Gain on sales of silver to pay expenses	(867)	(295)
Sponsor’s fees payable	551	78

Net cash provided by operating activities	$—	$—

Supplemental disclosure of non-cash information:
Carrying value of silver received for creation of shares	$540,180	$200,744
Carrying value of silver distributed for redemption of shares at average cost
	$(24,816)	$(67,287)

See notes to the financial statements.

NOTES TO THE FINANCIAL STATEMENTS

As of March 31, 2008 (Unaudited)

1.	ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES

The iShares Silver Trust (the “Trust”) was organized on April 21, 2006 as a New York Trust. The trustee is The Bank of New York (the “Trustee”) and is responsible for the day to day administration of the Trust. The Trust’s sponsor is Barclays Global Investors International, Inc. (the “Sponsor”), a Delaware corporation and a subsidiary of Barclays Bank PLC. The Trust is governed by the Depositary Trust Agreement (the “Trust Agreement”) executed at the time of organization of the Trust by the Trustee and the Sponsor.

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

The accompanying unaudited financial statements were prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions for Form 10-Q and the rules and regulations of the U.S. Securities and Exchange Commission (the “SEC”). In the opinion of management, all material adjustments, consisting only of normal recurring adjustments, considered necessary for a fair statement of the interim period financial statements have been made. Interim period results are not necessarily indicative of results for a full-year period. These financial statements and the notes thereto should be read in conjunction with the Trust’s financial statements included in its Annual Report on form 10-K for the year ended December 31, 2007 as filed with the SEC on February 27, 2008.

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

The following table summarizes activity in silver during the three months ended March 31, 2008 (all balances in 000’s):

	Ounces	Cost	Market Value	Realized Gain (Loss)
Beginning balance	150,801.2	$1,838,497	$2,225,826	—
Silver contributed	30,727.3	540,180	540,180	—
Silver distributed (avg. cost)	(1,982.5)	(24,816)	(32,781)	$7,965
Silver sold (avg. cost)	(178.6)	(2,236)	(3,103)	867
Adjustment for realized gain	—	—	8,832	—
Adjustment for unrealized gain on silver bullion	—	—	487,867	—

Ending balance	179,367.4	$2,351,625	$3,226,821	$8,832

The following table summarizes activity in silver for the year ended December 31, 2007 (all balances in 000’s):

	Ounces	Cost	Market Value	Realized Gain (Loss)
Beginning balance	121,144.6	$1,361,819	$1,562,765	—
Silver contributed	62,107.7	862,089	862,089	—
Silver distributed (avg. cost)	(31,781.3)	(377,637)	(439,574)	$61,937
Silver sold (avg. cost)	(669.8)	(7,774)	(8,879)	1,105
Adjustment for realized loss	—	—	63,042	—
Adjustment for unrealized gain on silver bullion	—	—	186,383	—

Ending balance	150,801.2	$1,838,497	$2,225,826	$63,042

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

Due to the expected continuing sales and redemption of capital stock and the three-day period for share settlement the Trust reflects capital shares sold as a receivable, rather than as contra equity. Shares redeemed are reflected as a contra asset on the trade date. Outstanding Trust shares are reflected at redemption value, which is the net asset value per share at the period ended date. Adjustments to redemption value are reflected in retained earnings.

Net asset value is computed by deducting all accrued fees, expenses and other liabilities of the Trust, including the Trustee’s and Sponsor’s fees, from the fair value of the silver held by the Trust.

Activity in redeemable capital shares is as follows (all balances in 000’s):

	Three months ended March 31, 2008		Year Ended December 31, 2007
	Shares	Amount	Shares	Amount
Beginning balance	15,200	$2,224,932	12,150	$1,562,120
Shares issued	3,100	540,180	6,250	862,089
Shares redeemed	(200)	(32,781)	(3,200)	(439,574)
Redemption value adjustment	—	493,045	—	240,297

Ending balance	18,100	$3,225,376	15,200	$2,224,932

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

Introduction

The Trust is a grantor trust formed under the laws of the State of New York. The Trust does not have any officers, directors, or employees, and is administered by The Bank of New York (the “Trustee”) acting as trustee pursuant to a Depositary Trust Agreement between the Trustee and Barclays Global Investors International, Inc., the sponsor of the Trust (the “Sponsor”). The Trust issues shares representing fractional undivided beneficial interests in its net assets. The assets of the Trust consist primarily of silver held by a custodian as an agent of the Trust and responsible only to the Trustee.

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

The Quarter Ended March 31, 2008

The value of the Trust’s redeemable capital shares increased from $2,224,931,876 at December 31, 2007 to $3,225,375,517 at March 31, 2008, a 44.97% increase. The increase resulted primarily from an increase in the net asset value per outstanding share. The 21.74% increase in the Trust’s net asset value per outstanding share from $146.38 at December 31, 2007, to $178.20 at March 31, 2008 directly relates to an increase in the London Fix price, which rose 21.88% from $14.76 at December 31, 2007 to $17.99 at March 31, 2008.

The Trust’s outstanding shares increased from 15,200,000 at December 31, 2007 to 18,100,000 at March 31, 2008 as a result of 3,100,000 shares (62 baskets, each basket consisting of 50,000 shares) being created and 200,000 shares (4 baskets, each basket consisting of 50,000 shares) being redeemed during the period.

The Trust’s net asset value per outstanding share grew slightly less than the price of silver on a percentage basis due to Sponsor’s fees, which were $3,653,596 for the quarter, or 0.12% of the Trust’s average weighted assets of $2,938,293,132 during the quarter. The net asset value per share of $206.11 at March 6, 2008 was the highest during the quarter, compared with a low of $146.38 at January 1, 2008. The net asset value of the Trust is obtained by subtracting the Trust’s expenses and liabilities on any day from the value of the silver owned by the Trust on that day; the net asset value per share is obtained by dividing the net asset value of the Trust on a given day by the number of shares outstanding on that date.

Net income for the three months ended March 31, 2008 was $5,178,151, resulting from a net gain of $867,119 on the sale of silver to pay expenses and a net gain of $7,964,628 on silver distributed for the redemption of shares, which were offset by Sponsor’s fees of $3,653,596. Other than the Sponsor’s fees, the Trust had no other ordinary or extraordinary expenses during the period.

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

Item 4T.	Controls and Procedures

Not applicable

Part II – Other Information

Item 1.	Legal Proceedings

None.

Item 1A.	Risk Factors

No material changes to Risk Factors since last reported under Part I, Item A in our Annual Report on form 10-K for the year ended December 31, 2007.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

a)	None.

b)	Not applicable.

c)	For the quarter ended March 31, 2008, 62 Baskets (3,100,000 shares) have been created, and 4 Baskets (200,000 shares) have been redeemed as follows:

Period	Total Number of Shares Redeemed	Average Ounces of Silver Per Share
01/01/08 to 01/31/08	—	—
02/01/08 to 02/29/08	200,000	9.9125
03/01/08 to 03/31/08	—	—

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Submission of Matters to a Vote of Security Holders

None.

Item 5.	Other Information

None.

Item 6.	Exhibits

Exhibit No.	Description
4.1	Depositary Trust Agreement	Incorporated by reference to Exhibit 4.1 filed with Registration Statement No. 333-125920 on April 24, 2006

4.2	Form of Authorized Participant Agreement	Incorporated by reference to Exhibit 4.2 filed with Registration Statement No. 333-125920 on April 24, 2006

10.1	Form of Custodian Agreement	Incorporated by reference to Exhibit 10.1 filed with Registration Statement No. 333-125920 on April 24, 2006

10.2	Form of Sub-license Agreement	Incorporated by reference to Exhibit 10.2 filed with Registration Statement No. 333-125920 on April 24, 2006

31.1	Certification by Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification by Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification by Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned in the capacities* indicated thereunto duly authorized.

Barclays Global Investors International, Inc. Sponsor of the iShares Silver Trust (Registrant)

/s/ Lee T. Kranefuss
Lee T. Kranefuss
Chief Executive Officer
(Principal executive officer)
Date: May 9, 2008

/s/ Michael A. Latham
Michael A. Latham
Chief Financial Officer (Principal financial officer)
Date: May 9, 2008

*	The Registrant is a trust and the persons are signing in their capacities as officers of Barclays Global Investors International, Inc., the Sponsor of the Registrant.