Form 10-Q
period 2008-06-30
iShares Silver Trust
filed 2008-08-07
CIK 1330568

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended June 30, 2008.

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from to .

Commission file number: 001-32863

iShares® Silver Trust

(Exact name of registrant as specified in its charter)

New York	13-7474456
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

c/o Barclays Global Investors International, Inc.

400 Howard Street

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

iShares Silver Trust

Balance Sheets

At June 30, 2008 (Unaudited) and

December 31, 2007

(Dollar amounts in $000’s)	June 30, 2008	December 31, 2007
ASSETS
Current Assets
Silver bullion inventory (fair value of $3,406,129 and $2,225,826 respectively)	$2,593,030	$1,763,560
Payable for capital shares redeemed	—	(217,629)
Receivable for capital shares sold	—	292,566

TOTAL ASSETS	$2,593,030	$1,838,497

LIABILITIES, REDEEMABLE CAPITAL SHARES & SHAREHOLDERS’ EQUITY (DEFICIT)
Current Liabilities
Sponsor’s fees payable	$1,346	$894

Total Liabilities	1,346	894

Commitments and contingent liabilities (Note 1F)	—	—
Redeemable capital shares, no par value, unlimited amount authorized (at redemption value) – 195,000,000 issued and outstanding at June 30, 2008 and 152,000,000 issued and outstanding at December 31, 2007 (Note 3)	3,404,783	2,224,932
Shareholder’s Equity (Deficit)	(813,099)	(387,329)

TOTAL LIABILITIES, REDEEMABLE CAPITAL SHARES & SHAREHOLDERS’ EQUITY (DEFICIT)	$2,593,030	$1,838,497

See notes to the financial statements.

iShares Silver Trust

Income Statements (Unaudited)

For the three months ended June 30, 2008 and 2007 and

the six months ended June 30, 2008 and 2007

	Three months ended June 30,		Six months ended June 30,
(Dollar amounts in 000’s except per share amounts)	2008	2007	2008	2007
Revenues
Proceeds from sales of silver to pay expenses	$4,162	$2,234	$7,265	$4,188
Cost of silver sold to pay expenses	(3,302)	(1,941)	(5,538)	(3,600)

Gain on sales of silver to pay expenses	860	293	1,727	588
Gain on silver distributed for the redemption of shares	10,879	6,636	18,844	15,635

Total gain on sales and distributions of silver	11,739	6,929	20,571	16,223

Expenses
Sponsor’s fees	(4,063)	(2,256)	(7,717)	(4,288)

Total expenses	(4,063)	(2,256)	(7,717)	(4,288)

NET INCOME	$7,676	$4,673	$12,854	$11,935

Net Income per share	$0.04	$0.03	$0.07	$0.09
Weighted - average shares outstanding (Note 3)	191,912,088	136,637,363	180,096,154	130,651,934

See notes to the financial statements.

iShares Silver Trust

Statements of Changes in Shareholders’ Equity (Deficit)

For the six months ended June 30, 2008 (Unaudited) and for the year ended December 31, 2007

(Dollar amounts in 000’s)	Six months Ended June 30, 2008	Year Ended December 31, 2007
Shareholders’ equity (deficit) - beginning of period	$(387,329)	$(200,946)
Net income	12,854	53,914
Adjustment of redeemable capital shares to redemption value	(438,624)	(240,297)

Shareholders’ equity (deficit) - ending of period	$(813,099)	$(387,329)

See notes to the financial statements.

iShares Silver Trust

Statements of Cash Flows (Unaudited)

For the six months ended June 30, 2008

and 2007

	Six months Ended June 30,
(Dollar amounts in 000’s)	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES
Proceeds from sales of silver	$7,265	$4,188
Expenses – Sponsor’s fee paid	(7,265)	(4,188)

Net cash provided by operating activities	—	—

Increase (decrease) in cash	—	—
Cash, beginning of the period	—	—

Cash, end of the period	$—	$—

RECONCILIATION OF NET INCOME TO NET CASH PROVIDED BY OPERATING ACTIVITIES:
Net income	$12,854	$11,935
Adjustments to reconcile net income to net cash provided by operating activities:
(Gain) on silver distributed for the redemption of shares	(18,844)	(15,635)
Cost of silver sold to pay expenses	5,538	3,600
Increase in sponsor’s fees payable	452	100

Net cash provided by operating activities	$—	$—

Supplemental disclosure of non-cash information:
Carrying value of silver received for creation of shares	$824,720	$348,642
Carrying value of silver distributed for redemption of shares at average cost	$(64,649)	$(119,329)

See notes to the financial statements.

NOTES TO THE FINANCIAL STATEMENTS

As of June 30, 2008 (Unaudited)

1.	ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES

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

The following table summarizes activity in silver during the three months ended June 30, 2008 (all balances in 000’s):

	Ounces	Average Cost	Market Value	Realized Gain (Loss)
Beginning balance	179,367.4	$2,351,625	$3,226,821	—
Silver contributed	16,831.1	284,540	284,540	—
Silver distributed	(2,968.2)	(39,833)	(50,712)	$10,879
Silver sold	(248.5)	(3,302)	(4,162)	860
Adjustment for realized gain	—	—	11,739	—
Adjustment for unrealized gain on silver bullion	—	—	(62,097)	—

Ending balance	192,981.8	$2,593,030	$3,406,129	$11,739

The following table summarizes activity in silver for the six months ended June 30, 2008 (all balances in 000’s):

	Ounces	Average Cost	Market Value	Realized Gain (Loss)
Beginning balance	150,801.2	$1,838,497	$2,225,826	—
Silver contributed	47,558.4	824,720	824,720	—
Silver distributed	(4,950.7)	(64,649)	(83,493)	$18,844
Silver sold	(427.1)	(5,538)	(7,265)	1,727
Adjustment for realized loss	—	—	20,571	—
Adjustment for unrealized gain on silver bullion	—	—	425,770	—

Ending balance	192,981.8	$2,593,030	$3,406,129	$20,571

B.	Redeemable Capital Shares

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

Activity in redeemable capital shares, after retroactive restatement for the 10 for 1 share split authorized by the Board of Directors of the Sponsor on July 11, 2008 to shareholders of record on July 21, 2008, is as follows (all balances in 000’s):

	Three months ended June 30, 2008		Six months ended June 30, 2008
	Shares	Amount	Shares	Amount
Beginning balance	181,000	$3,225,376	152,000	$2,224,932
Shares issued	17,000	284,540	48,000	824,720
Shares redeemed	(3,000)	(50,712)	(5,000)	(83,493)
Redemption value adjustment	—	(54,421)	—	438,624

Ending balance	195,000	$3,404,783	195,000	$3,404,783

C.	Federal Income Taxes

The Trust is treated as a “grantor trust” for federal income tax purposes and, therefore, no provision for federal income taxes is required. Any interest and gains and losses are deemed “passed through” to the holders of shares of the Trust.

D.	Expenses

The Trust pays to the Sponsor a Sponsor’s fee that accrues daily at an annualized rate equal to 0.50% of the adjusted daily net asset value of the Trust, paid monthly in arrears. The Sponsor has agreed to assume the following administrative and marketing expenses incurred by the Trust: the Trustee's monthly fee, the custodian's fee, AMEX listing fees, SEC registration fees, printing and mailing costs, audit fees and expenses, and up to $100,000 per annum in legal fees and expenses.

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

3.	SUBSEQUENT EVENT

On July 11, 2008, the Board of Directors of the Sponsor authorized a 10 for 1 split of the shares of the Trust for shareholders of record as of the close of business on July 21, 2008, payable after the close of trading on July 23, 2008. All share and per share amounts are restated to reflect the 10 for 1 share split.

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

On July 11, 2008, the Board of Directors of the Sponsor authorized a 10 for 1 split of the shares of the Trust for shareholders of record as of the close of business on July 21, 2008, payable after the close of trading on July 23, 2008. All share and per share amounts are restated to reflect the 10 for 1 share split.

Shares of the Trust trade on the AMEX under the symbol “SLV.”

Valuation of Silver; Computation of Net Asset Value.

On each business day, as soon as practicable after 4:00 p.m. (New York time), the Trustee evaluates the silver held by the Trust and determines the net asset value of the Trust and the net asset value per share. The Trustee values the silver held by the Trust using the announced price for an ounce of silver set each working day by three market making members of The London Bullion Market Association (“The London Fix”). Having valued the silver held by the Trust, the Trustee then subtracts all accrued fees (other than the fees to be computed by reference to the value of the Trust or its assets), expenses and other liabilities of the Trust from the value of the silver and other assets of the Trust. The result is the adjusted net asset value of the Trust, which is used to compute all fees (including the Trustee’s fee and the Sponsor’s fee), which are calculated from the value of the Trust’s assets. To determine the net asset value of the Trust, the Trustee subtracts from the adjusted net asset value of the Trust the amount of accrued fees computed from the value of the Trust’s assets. The Trustee also computes the net asset value per share, by dividing the net asset value of the Trust by the number of shares outstanding on the date the computation is made.

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

Critical Accounting Estimates

The financial statements and accompanying notes are prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements relies on estimates and assumptions that impact the Trust’s financial position and results of operations. These estimates and assumptions affect the Trust’s application of accounting policies. Below we describe the valuation of silver, a critical accounting policy that we believe is important to understanding our results of operations and financial position. In addition, please refer to Note 1 to the financial statements for further discussion of our accounting policies.

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

The quarter ended June 30, 2008

The Trust’s net assets grew from $3,225,375,517 at March 31, 2008 to $3,404,782,524 at June 30, 2008, a 6% increase. The increase in the Trust’s net assets resulted primarily from an increase in outstanding shares, which rose from 181,000,000 at March 31, 2008 to 195,000,000 at June 30, 2008 as a consequence of 17,000,000 shares (340 Baskets) being created and 3,000,000 shares (60 Baskets) being redeemed during the quarter.

A negative change in The London Fix price, which declined 2% from $17.99 at March 31, 2008 to $17.65 at June 30, 2008, directly relates to the 2% decrease in the Trust’s net asset value per outstanding share from $17.82 at March 31, 2008 to $17.46 at June 30, 2008.

The Trust’s net asset value per share declined slightly more than the price of silver on a percentage basis due to Sponsor’s Fees, which were $4,063,424 for the quarter, or 0.12% of the Trust’s average weighted assets of $3,261,640,942 during the period. The net asset value per share of $18.38 at April 17, 2008 was the highest during the period, compared with a low during the period of $16.03 at May 5, 2008. The net asset value of the Trust is obtained by subtracting the Trust’s expenses and liabilities on any day from the value of the silver owned by the Trust on that day; the net asset value per share is obtained by dividing the net asset value of the Trust on a given day by the number of shares outstanding on that date.

Net income for the three months ended June 30, 2008 was $7,675,571, resulting from a net gain of

$859,805 on the sale of silver to pay expenses and a net gain of $10,879,190 on silver distributed for the redemption of shares, offset by Sponsor’s Fees of $4,063,424. Other than the Sponsor’s Fees, the Trust had no other expenses during the period.

The six months ended June 30, 2008

The Trust’s net assets grew from $2,224,931,876 at December 31, 2007 to $3,404,782,524 at June 30, 2008, a 53% increase. The increase in the Trust’s net assets resulted primarily from an increase in outstanding shares, which rose from 152,000,000 shares at December 31, 2007 to 195,000,000 shares at June 30, 2008 as a consequence of 48,000,000 shares (960 Baskets) being created and 5,000,000 shares (100 Baskets) being redeemed during the period.

A positive change in The London Fix price, which rose 20% from $14.76 at December 31, 2007 to $17.65 at June 30, 2008, directly relates to the 19% increase in the Trust’s net asset value per outstanding share from $14.64 at December 31, 2007 to $17.46 at June 30, 2008.

The Trust’s net asset value per share rose slightly less than the price of silver on a percentage basis due to Sponsor’s Fees, which were $7,717,020 for the period, or 0.25% of the Trust’s average weighted assets of $3,099,967,037 during the period. The net asset value per share of $20.73 at March 17, 2008 was the highest during the period, compared with a low during the period of $14.64 at January 1, 2008. The net asset value of the Trust is obtained by subtracting the Trust’s expenses and liabilities on any day from the value of the silver owned by the Trust on that day; the net asset value per share is obtained by dividing the net asset value of the Trust on a given day by the number of shares outstanding on that date.

Net income for the six months ended June 30, 2008 was $12,853,722, resulting from a net gain of $1,726,924 on the sale of silver to pay expenses and a net gain of $18,843,818 on silver distributed for the redemption of shares, offset by Sponsor’s Fees of $7,717,020. Other than the Sponsor’s Fees, the Trust had no other expenses during the period.

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

Item 4T.	Controls and Procedures

Not applicable

Part II – Other Information

Item 1.	Legal Proceedings

None.

Item 1A.	Risk Factors

No material changes to Risk Factors since last reported under Part I, Item A in our Annual Report on form 10-K for the year ended December 31, 2007.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

a)	None.

b)	Not applicable.

c)	For the quarter ended June 30, 2008, after retroactive restatement for the 10 for 1 share split authorized by the Board of Directors of the Sponsor on July 11, 2008 to shareholders of record on July 21, 2008, 340 Baskets (17,000,000 shares) have been created, and 60 Baskets (3,000,000 shares) have been redeemed as follows:

Period	Total Number of Shares Redeemed	Average Ounces of Silver Per Share
04/01/08 to 04/30/08	—	—
05/01/08 to 05/31/08	—	—
06/01/08 to 06/30/08	3,000,000	0.989

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Submission of Matters to a Vote of Security Holders

None.

Item 5.	Other Information

None.

Item 6.	Exhibits

Exhibit No.	Description
4.1	Depositary Trust Agreement	Incorporated by reference to Exhibit 4.1 filed with Registration Statement No. 333-125920 on April 24, 2006

4.2	Form of Authorized Participant Agreement	Incorporated by reference to Exhibit 4.2 filed with Registration Statement No. 333-125920 on April 24, 2006

10.1	Form of Custodian Agreement	Incorporated by reference to Exhibit 10.1 filed with Registration Statement No. 333-125920 on April 24, 2006

10.2	Form of Sub-license Agreement	Incorporated by reference to Exhibit 10.2 filed with Registration Statement No. 333-125920 on April 24, 2006

31.1	Certification by Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification by Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification by Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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
Date: August 7, 2008

/s/ Michael A. Latham
Michael A. Latham
Chief Financial Officer
(Principal financial officer)
Date: August 7, 2008

*	The Registrant is a trust and the persons are signing in their capacities as officers of Barclays Global Investors International, Inc., the Sponsor of the Registrant.