Form 10-Q
period 2008-09-30
iShares Silver Trust
filed 2008-11-07
CIK 1330568

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended September 30, 2008.

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from to .

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

iShares Silver Trust

Balance Sheets

At September 30, 2008 (Unaudited) and

December 31, 2007

(Dollar amounts in $000’s)	September 30, 2008	December 31, 2007
ASSETS
Current Assets
Silver bullion inventory (fair value of $2,875,636 and $2,225,826, respectively)	$2,999,015	$1,763,560
Market value reserve (Note 1A)	(123,379)	—
Payable for capital shares redeemed	(21,367)	(217,629)
Receivable for capital shares sold	—	292,566

TOTAL ASSETS	$2,854,269	$1,838,497

LIABILITIES, REDEEMABLE CAPITAL SHARES & SHAREHOLDERS’ EQUITY (DEFICIT)
Current Liabilities
Sponsor’s fees payable	$1,083	$894

Total Liabilities	1,083	894

Commitments and contingent liabilities (Note 1F)	—	—
Redeemable capital shares, no par value, unlimited amount authorized (at redemption value) – 222,900,000 issued and outstanding at September 30, 2008 and 152,000,000 issued and outstanding at December 31, 2007 (Note 1B)	2,854,065	2,224,932
Shareholder’s equity (deficit)	(879)	(387,329)

TOTAL LIABILITIES, REDEEMABLE CAPITAL SHARES & SHAREHOLDERS’ EQUITY (DEFICIT)	$2,854,269	$1,838,497

See notes to the financial statements.

iShares Silver Trust

Income Statements (Unaudited)

For the three months ended September 30, 2008 and 2007 and

the nine months ended September 30, 2008 and 2007

	Three months ended September 30,		Nine months ended September 30,
(Dollar amounts in 000’s except per share amounts)	2008	2007	2008	2007
Revenues
Proceeds from sales of silver to pay expenses	$4,114	$2,248	$11,379	$6,436
Cost of silver sold to pay expenses	(3,464)	(2,097)	(9,002)	(5,697)

Gain on sales of silver to pay expenses	650	151	2,377	739
Gain on silver distributed for the redemption of shares	2,748	453	21,592	16,088

Total gain on sales and distributions of silver	3,398	604	23,969	16,827

Expenses
Sponsor’s fees	(3,851)	(2,238)	(11,568)	(6,526)
Market value reserve (Note 1A)	(123,379)	—	(123,379)	—

Total expenses	(127,230)	(2,238)	(134,947)	(6,526)

NET INCOME (LOSS)	$(123,832)	$(1,634)	$(110,978)	$10,301

Net income (loss) per share (Note 1B)	$(0.60)	$(0.01)	$(0.59)	$0.08
Weighted-average shares outstanding (Note 1B)	206,354,348	141,347,826	188,912,774	134,256,410

See notes to the financial statements.

iShares Silver Trust

Statements of Changes in Shareholders’ Equity (Deficit)

For the nine months ended September 30, 2008 (Unaudited) and for the year ended December 31, 2007

(Dollar amounts in 000’s)	Nine months Ended September 30, 2008	Year Ended December 31, 2007
Shareholders’ equity (deficit) - beginning of period	$(387,329)	$(200,946)
Net income (loss)	(110,978)	53,914
Adjustment of redeemable capital shares to redemption value	497,428	(240,297)

Shareholders’ equity (deficit) - ending of period	$(879)	$(387,329)

See notes to the financial statements.

iShares Silver Trust

Statements of Cash Flows (Unaudited)

For the nine months ended September 30, 2008

and 2007

	Nine months Ended September 30,
(Dollar amounts in 000’s)	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES
Proceeds from sales of silver	$11,379	$6,436
Expenses – Sponsor’s fee paid	(11,379)	(6,436)

Net cash provided by operating activities	—	—

Increase (decrease) in cash	—	—
Cash, beginning of the period	—	—

Cash, end of the period	$—	$—

RECONCILIATION OF NET INCOME (LOSS) TO NET CASH PROVIDED BY OPERATING ACTIVITIES:
Net income (loss)	$(110,978)	$10,301
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
(Gain) on silver distributed for the redemption of shares	(21,592)	(16,088)
Cost of silver sold to pay expenses	9,002	5,697
Increase in Sponsor’s fees payable	189	90
Market value reserve	123,379	—

Net cash provided by operating activities	$—	$—

Supplemental disclosure of non-cash information:
Carrying value of silver received for creation of shares	$1,341,945	$490,393
Carrying value of silver distributed for redemption of shares at average cost	$(193,792)	$(160,007)

See notes to the financial statements.

NOTES TO THE FINANCIAL STATEMENTS

As of September 30, 2008 (Unaudited)

1.	ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES

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

The objective of the Trust is for the value of its shares to reflect, at any given time, the price of silver owned by the Trust at that time, less the Trust’s expenses and liabilities. The Trust is designed to provide a vehicle for investors to own interests in silver.

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

A.	Silver Bullion

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

The following table summarizes activity in silver during the three months ended September 30, 2008 (all balances in 000’s):

	Ounces	Average Cost	Fair Value	Realized Gain (Loss)
Beginning balance	192,981.8	$2,593,030	$3,406,129	—
Silver contributed	37,067.1	517,225	517,225	—
Silver distributed	(9,489.0)	(129,143)	(131,891)	$2,748
Silver sold	(255.3)	(3,464)	(4,114)	650
Adjustment for realized gain	—	—	3,398	—
Adjustment for unrealized loss on silver bullion	—	—	(915,111)	—
Market value reserve	—	(123,379)	—	—

Ending balance	220,304.6	$2,854,269	$2,875,636	$3,398

The following table summarizes activity in silver for the nine months ended September 30, 2008 (all balances in 000’s):

	Ounces	Average Cost	Fair Value	Realized Gain (Loss)
Beginning balance	150,801.2	$1,838,497	$2,225,826	—
Silver contributed	84,625.5	1,341,945	1,341,945	—
Silver distributed	(14,439.7)	(193,792)	(215,384)	21,592
Silver sold	(682.4)	(9,002)	(11,379)	2,377
Adjustment for realized gain	—	—	23,969	—
Adjustment for unrealized loss on silver bullion	—	—	(489,341)	—
Market value reserve	—	(123,379)	—	—

Ending balance	220,304.6	$2,854,269	$2,875,636	$23,969

B.	Redeemable Capital Shares

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

Due to the expected continuing sales and redemption of capital stock and the three-day period for share settlement the Trust reflects capital shares sold as a receivable, rather than as contra equity. Shares redeemed are reflected as a contra asset on the trade date. Outstanding Trust shares are reflected at redemption value, which is the net asset value per share at the period ended date. Adjustments to redemption value are reflected in shareholder’s equity.

Net asset value is computed by deducting all accrued fees, expenses and other liabilities of the Trust, including the Sponsor’s fees, from the fair value of the silver held by the Trust.

On July 11, 2008, the Board of Directors of the Sponsor authorized a ten-for-one split of the shares of the Trust for shareholders of record as of the close of business on July 21, 2008, payable after the close of trading on July 23, 2008. All share and per share amounts are restated to reflect the ten-for-one share split.

Activity in redeemable capital shares is as follows (all balances in 000’s):

	Three months ended September 30, 2008		Nine months ended September 30, 2008
	Shares	Amount	Shares	Amount
Beginning balance	195,000	$3,404,783	152,000	$2,224,932
Shares issued	37,500	517,225	85,500	1,341,945
Shares redeemed	(9,600)	(131,891)	(14,600)	(215,384)
Redemption value adjustment	—	(936,052)	—	(497,428)

Ending balance	222,900	$2,854,065	222,900	$2,854,065

C.	Federal Income Taxes

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

Introduction

The iShares Silver Trust (the “Trust”) is a grantor trust formed under the laws of the State of New York. The Trust does not have any officers, directors, or employees, and is administered by The Bank of New York (the “Trustee”) acting as trustee pursuant to a Depositary Trust Agreement between the Trustee and Barclays Global Investors International, Inc., the sponsor of the Trust (the “Sponsor”). The Trust issues shares representing fractional undivided beneficial interests in its net assets. The assets of the Trust consist primarily of silver held by a custodian as an agent of the Trust and responsible only to the Trustee.

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

On July 11, 2008, the Board of Directors of the Sponsor authorized a ten-for-one split of the shares of the Trust for shareholders of record as of the close of business on July 21, 2008, payable after the close of trading on July 23, 2008. All share and per share amounts are restated to reflect the ten-for-one share split.

Shares of the Trust trade on the AMEX under the symbol “SLV.”

Valuation of Silver; Computation of Net Asset Value.

On each business day, as soon as practicable after 4:00 p.m. (New York time), the Trustee evaluates the silver held by the Trust and determines the net asset value of the Trust and the net asset value per share. The Trustee values the silver held by the Trust using the announced price for an ounce of silver set each working day by three market making members of The London Bullion Market Association (“The London Fix”). Having valued the silver held by the Trust, the Trustee then subtracts all accrued fees (other than the fees to be computed by reference to the value of the Trust or its assets), expenses and other liabilities of the Trust from the value of the silver and other assets of the Trust. The result is the adjusted net asset value of the Trust, which is used to compute all fees (including the Sponsor’s fee), which are calculated from the value of the Trust’s assets. To determine the net asset value of the Trust, the Trustee subtracts from the adjusted net asset value of the Trust the amount of accrued fees computed from the value of the Trust’s assets. The Trustee also computes the net asset value per share, by dividing the net asset value of the Trust by the number of shares outstanding on the date the computation is made.

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

Critical Accounting Estimates

The financial statements and accompanying notes are prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements relies on estimates and assumptions that impact the Trust’s financial position and results of operations. These estimates and assumptions affect the Trust’s application of accounting policies. Below we describe the valuation of silver, a critical accounting policy that we believe is important to understanding our results of operations and financial position. In addition, please refer to Note 1 of the Notes to the Financial Statements for further discussion of our accounting policies.

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

The Quarter Ended September 30, 2008

The Trust’s net assets fell from $3,404,782,524 at June 30, 2008 to $2,854,064,997 at September 30, 2008, a 16.17% decrease. The decrease in the Trust’s net assets resulted primarily from a decrease in the London Fix price, which declined 26.57% from $17.65 at June 30, 2008 to $12.96 at September 30, 2008. The decrease in the Trust’s net assets was partially offset by an increase in outstanding shares, which rose from 195,000,000 shares at June 30, 2008 to 222,900,000 shares at September 30, 2008, a consequence of 37,500,000 shares (750 Baskets) being created and 9,600,000 (192 Baskets) shares being redeemed during the quarter.

The 26.57% decline in the London Fix price also directly related to the 26.69% decrease in the Trust’s net asset value per share from $17.46 at June 30, 2008 to $12.80 at September 30, 2008.

The Trust’s net asset value per share declined slightly more than the price of silver on a percentage basis due to the Sponsor’s fees, which were $3,850,844 for the quarter, or 0.13% of the Trust’s average weighted assets of $3,050,132,696 during the quarter. The net asset value per share of $19.09 on July 15, 2008 was the highest during the quarter, compared with a low during the quarter of $10.53 on September 11, 2008. The net asset value of the Trust is obtained by subtracting the Trust’s expenses and liabilities on any day from the value of the silver owned by the Trust on that day; the net asset value per share is obtained by dividing the net asset value of the Trust on a given day by the number of shares outstanding on that date.

Net loss for the three months ended September 30, 2008 was $123,831,634, resulting from a net gain of $649,799 on the sale of silver to pay expenses and a net gain of $2,748,096 on silver distributed for the redemption of shares, offset by the Sponsor’s fees of $3,850,844 and the market value reserve of $123,378,685. Other than the Sponsor’s fees and market value reserve, the Trust had no expenses during the quarter.

The Nine Months Ended September 30, 2008

The Trust’s net assets grew from $2,224,931,876 at December 31, 2007 to $2,854,064,997 at September 30, 2008, a 28.28% increase. The increase in the Trust’s net assets resulted primarily from an increase in outstanding shares, which rose from 152,000,000 shares at December 31, 2007 to 222,900,000 shares at September 30, 2008 as a consequence of 85,500,000 shares (1,710 Baskets) being created and 14,600,000 shares (292 Baskets) being redeemed during the period.

The negative change in the London Fix price, which fell 12.20% from $14.76 at December 31, 2007 to $12.96 at September 30, 2008, directly related to the 12.57% decrease in the Trust’s net asset value per share from $14.64 at December 31, 2007 to $12.80 at September 30, 2008.

The Trust’s net asset value per share declined slightly more than the price of silver on a percentage basis due to the Sponsor’s fees, which were $11,567,663 for the period, or 0.38% of the Trust’s average weighted assets of $3,083,234,338 during the period. The net asset value per share of $20.73 on March 17, 2008 was the highest during the period, compared with a low during the period of $10.53 on September 11, 2008. The net asset value of the Trust is obtained by subtracting the Trust’s expenses and liabilities on any day from the value of the silver owned by the Trust on that day; the net asset value per share is obtained by dividing the net asset value of the Trust on a given day by the number of shares outstanding on that date.

Net loss for the nine months ended September 30, 2008 was $110,977,881, resulting from a net gain of $2,376,723 on the sale of silver to pay expenses and a net gain of $21,591,744 on silver distributed for the redemption of shares, offset by the Sponsor’s fees of $11,567,663 and the market value reserve of $123,378,685. Other than the Sponsor’s fees and market value reserve, the Trust had no expenses during the period.

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

Item 4T.	Controls and Procedures

Not applicable

Part II – Other Information

Item 1.	Legal Proceedings

None.

Item 1A.	Risk Factors

No material changes to Risk Factors since last reported under Part I, Item A in our Annual Report on Form 10-K for the year ended December 31, 2007.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

a)	None.

b)	Not applicable.

c)	For the quarter ended September 30, 2008, after retroactive restatement for the ten-for-one share split authorized by the Board of Directors of the Sponsor on July 11, 2008 to shareholders of record on July 21, 2008, 750 Baskets (37,500,000 shares) have been created, and 192 Baskets (9,600,000 shares) have been redeemed as follows:

Period	Total Number of Shares Redeemed	Average Ounces of Silver Per Share
07/01/08 to 07/31/08	—	—
08/01/08 to 08/31/08	5,000,000	0.9887
09/01/08 to 09/30/08	4,600,000	0.9881

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Submission of Matters to a Vote of Security Holders

None.

Item 5.	Other Information

None.

Item 6.	Exhibits

Exhibit No.	Description
4.1	Depositary Trust Agreement	Incorporated by reference to Exhibit 4.1 filed with Registration Statement No. 333-125920 on April 24, 2006

4.2	Form of Authorized Participant Agreement	Incorporated by reference to Exhibit 4.2 filed with Registration Statement No. 333-125920 on April 24, 2006

10.1	Form of Custodian Agreement	Incorporated by reference to Exhibit 10.1 filed with Registration Statement No. 333-125920 on April 24, 2006

10.2	Form of Sub-license Agreement	Incorporated by reference to Exhibit 10.2 filed with Registration Statement No. 333-125920 on April 24, 2006

31.1	Certification by Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification by Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification by Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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
Date: November 7, 2008

/s/ Michael A. Latham
Michael A. Latham
Chief Financial Officer
(Principal financial officer)
Date: November 7, 2008

*	The Registrant is a trust and the persons are signing in their capacities as officers of Barclays Global Investors International, Inc., the Sponsor of the Registrant.