Form 10-K
period 2008-12-31
iShares Silver Trust
filed 2009-02-27
CIK 1330568

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2008.

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

(415) 597-2000

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

iShares	NYSE Arca
(Title of class)	(Name of exchange on which registered)

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☒    No  ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer, or smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☐

(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

As of June 30, 2008, the registrant had 195,000,000 shares outstanding. The aggregate market value of the shares held by non-affiliates was approximately $3,363,750,000.

DOCUMENTS INCORPORATED BY REFERENCE:

None.

Part I

Item 1. Business.

The purpose of iShares Silver Trust (the “Trust”) is to own silver transferred to the Trust in exchange for shares issued by the Trust (“iShares”). Each iShare represents a fractional undivided beneficial interest in the net assets of the Trust. The assets of the Trust consist primarily of silver held by the custodian on behalf of the Trust. However, there may be situations where the Trust will unexpectedly hold cash. For example, a claim may arise against a third party, which is settled in cash. In situations where the Trust unexpectedly receives cash or other assets, no new iShares will be issued until after the record date for the distribution of such cash or other property has passed.

The Trust was formed on April 21, 2006 when an initial deposit of silver was made in exchange for the issuance of three Baskets (a “Basket” consists of 50,000 iShares).

The sponsor of the Trust is Barclays Global Investors International, Inc. (the “Sponsor”). The trustee of the Trust is The Bank of New York (the “Trustee”) and the custodian is JP Morgan Chase Bank N.A., London branch (the “Custodian”). The agreement between the Trust and the Custodian is governed by English law.

The Trust’s net asset value grew from $2,224,931,876 at December 31, 2007 to $2,355,597,515 by December 31, 2008, the Trust’s fiscal year end. Outstanding shares in the Trust grew from 152,000,000 shares at December 31, 2007 to 221,250,000 shares outstanding at December 31, 2008.

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

The Sponsor of the registrant maintains an Internet website at www.ishares.com, through which the registrant’s annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, are made available free of charge after they have been filed or furnished to the Securities and Exchange Commission (the “SEC”). Additional information regarding the Trust may also be found on the SEC’s EDGAR database at www.SEC.gov.

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

Listed.

The iShares are listed and trade on NYSE Arca under the symbol “SLV.”

Relatively cost efficient.

Because the expenses involved in an investment in physical silver are dispersed among all holders of iShares, an investment in iShares may represent a cost-efficient alternative to investments in silver for investors not otherwise in a position to participate directly in the market for physical silver.

Secondary Market Trading

While the objective of the Trust is for the value of the iShares to reflect, at any given time, the price of silver owned by the Trust at that time less the Trust’s expenses and liabilities, iShares may trade at, above or below their net asset value per iShare, or “NAV”. The NAV of iShares will fluctuate with changes in the market value of the Trust’s assets. The trading prices of iShares will fluctuate in accordance with changes in their NAV as well as market supply and demand. The amount of the discount or premium in the trading price relative to the NAV may be influenced by non-concurrent trading hours between the major silver markets and NYSE Arca. While the iShares trade on NYSE Arca until 4:00 p.m. New York time, liquidity in the market for silver may be reduced after the close of the major world silver markets, including London, Zurich and the Commodity Exchange, Inc. (“COMEX”) (which usually closes from 1:30 p.m. until 2:00 p.m. New York time). As a result, during this time, trading spreads, and the resulting premium or discount, on iShares may widen. However, given that Baskets of iShares can be created and redeemed in exchange for the underlying amount of silver, the Sponsor believes that the arbitrage opportunities may provide a mechanism to mitigate the effect of such premium or discount.

Valuation of Silver; Computation of Net Asset Value

On each business day, as soon as practicable after 4:00 p.m. (New York time), the Trustee evaluates the silver held by the Trust and determines the net asset value of the Trust. For purposes of making these calculations, a business day means any day other than a day when NYSE Arca is closed for regular trading.

The Trustee values the Trust’s silver on the basis of that day’s announced London Fix. If there is no announced London Fix on a business day, the Trustee is authorized to use the most recently announced London Fix unless the Trustee, in consultation with the Sponsor, determines that such price is inappropriate as a basis for evaluation.

The London Bullion Market Association (“LBMA”) fixings are an open process at which market participants can transact business on the basis of a single quoted price. Three market making members of the LBMA conduct the silver fixing meeting under the chairmanship of the Bank of Nova Scotia-Scotia Mocatta by telephone at 12:00 noon (London time) each working day. The other two members of the silver fixing are Deutsche Bank AG and HSBC Bank N.A., USA (London branch). Orders executed at the fixing are conducted as principal-to-principal transactions between the client and the dealer through whom the order is placed. Clients place orders with the dealing rooms of the fixing members, who net all the orders before communicating their interest to their representative at the fixing. The metal price is then adjusted to reflect whether there are more buyers or sellers at a given price until such time as supply and demand is seen to be balanced. Orders can be changed throughout the proceedings as the price is moved higher and lower until such time as buyers’ and sellers’ orders are satisfied and the price is said to be “fixed”.

Fair value of the silver is based on the price for an ounce of silver set each working day by three market making members of the LBMA (“The London Fix”). Once the value of the silver has been determined, the Trustee subtracts all accrued fees (other than the fees to be computed by reference to the value of the Trust or its assets), expenses and other liabilities of the Trust from the total value of the silver and all other assets of the Trust. The resulting figure is the adjusted net asset value of the Trust, which is used to compute all fees (including the Trustee’s and the Sponsor’s fees) which are calculated from the value of the Trust’s assets.

To determine the net asset value of the Trust, the Trustee subtracts from the adjusted net asset value of the Trust the amount of accrued fees computed from the value of the Trust’s assets. The Trustee also determines the NAV by dividing the net asset value of the Trust by the number of the iShares outstanding at the time the computation is made.

Trust Expenses

The Trust’s only ordinary recurring expense is expected to be the Sponsor’s fee. In exchange for the Sponsor’s fee the Sponsor has agreed to assume the following administrative and marketing expenses incurred by the Trust: the Trustee’s fee, the Custodian’s fee, NYSE Arca listing fees, SEC registration fees, printing and mailing costs, audit fees and expenses and up to $100,000 per annum in legal fees and expenses. The Sponsor also paid the costs of the Trust’s organization and the initial sale of the iShares, including the applicable SEC registration fees.

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

The Sponsor earned $14,354,147 for the year ended December 31, 2008.

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

Before making a deposit, the Authorized Participant must deliver to the Trustee a written purchase order indicating the number of Baskets it intends to acquire and the location or locations where it expects to make the corresponding deposit of silver with the Custodian. The date the Trustee receives that order determines the amount of silver the Authorized Participant needs to deposit (such amount, the “Basket Silver Amount”). However, orders received by the Trustee after 3:59 p.m. (New York time) on a business day are treated as received on the next following business day. Silver can be delivered to the Custodian in England, or at other locations that may be authorized in the future.

The Basket Silver Amount necessary for the creation of a Basket changes from day to day. The initial Basket Silver Amount (in effect at the time of the creation of the Trust) was 500,000 ounces of silver. On each day that NYSE Arca is open for regular trading, the Trustee adjusts the quantity of silver constituting the Basket Silver Amount as appropriate to reflect sales of silver, any loss of silver that may occur, and accrued expenses. The computation is made by the Trustee as promptly as practicable after 4:00 p.m. (New York time). The Basket Silver Amount so determined is communicated to the market via the Sponsor’s website for the iShares. NYSE Arca also publishes the Basket Silver Amount determined by the Trustee as indicated above.

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

Redemptions may be suspended only (i) during any period in which regular trading on NYSE Arca is suspended or restricted or the exchange is closed (other than scheduled holiday or weekend closings), or (ii) during an emergency as a result of which delivery, disposal or evaluation of silver is not reasonably practicable.

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

UNITED STATES FEDERAL INCOME TAX CONSEQUENCES

The following discussion of the material United States federal income tax consequences that generally will apply to the purchase, ownership and disposition of iShares by a U.S. Shareholder (as defined below), and certain United States federal income consequences that may apply to an investment in iShares by a Non-U.S. Shareholder (as defined below), is based on the United States Internal Revenue Code of 1986, as amended (the “Code”), Treasury Regulations promulgated thereunder and judicial and administrative interpretations of the Code, all as in effect on the date of this report and all of which are subject to change either prospectively or retroactively. The tax treatment of Shareholders may vary depending upon their own particular circumstances. Certain Shareholders (including banks, financial institutions, insurance companies, tax-exempt organizations, broker- dealers, traders, persons holding iShares as a position in a “hedging,” “straddle,” “conversion,” or “constructive sale” transaction for United States federal income tax purposes, persons whose “functional currency” is not the United States dollar, or other investors with special circumstances) may be subject to special rules not discussed below. In addition, the following discussion applies only to investors who will hold iShares as “capital assets” within the meaning of section 1221 of the Code. Moreover, the discussion below does not address the effect of any state, local or foreign tax law on an owner of iShares. Purchasers of iShares are urged to consult their own tax advisors with respect to all federal, state, local and foreign tax law considerations potentially applicable to their investment in iShares.

For purposes of this discussion, a “U.S. Shareholder” is a Shareholder that is:

•	An individual who is treated as a citizen or resident of the United States for United States federal income tax purposes;

•

A corporation or partnership (or entity treated as a corporation or partnership for United States federal income tax purposes) created or organized in or under the laws of the United States or any political subdivision thereof, including the District of Columbia;

•	An estate, the income of which is includible in gross income for United States federal income tax purposes regardless of its source; or

•

A trust, if a court within the United States is able to exercise primary supervision over the administration of the trust and one or more United States persons have the authority to control all substantial decisions of the trust, or a trust that has made a valid election under applicable Treasury Regulations to be treated as a domestic trust.

A Shareholder that is not a U.S. Shareholder as defined above is considered a “Non-U.S. Shareholder” for purposes of this discussion.

Taxation of the Trust

The Sponsor and the Trustee will treat the Trust as a “grantor trust” for United States federal income tax purposes. In the opinion of tax counsel to the Trust, although not free from doubt due to the lack of directly governing authority, the Trust will be classified as a “grantor trust” for United States federal income tax purposes. As a result, the Trust itself will not be subject to United States federal income tax. Instead, the Trust’s income and expenses will “flow through” to the Shareholders, and the Trustee will report the Trust’s income, gains, losses and deductions to the IRS on that basis. The opinion of tax counsel to the Trust represents only its best legal judgment and is not binding on the IRS or any court. Accordingly, there can be no assurance that the IRS will agree with the conclusions of counsel’s opinion and it is possible that the IRS or another tax authority could assert a position contrary to one or all of those conclusions and that a court could sustain that contrary position. Neither the Sponsor nor the Trustee will request a ruling from the IRS with respect to the classification of the Trust for United States federal income tax purposes. If the IRS were to assert successfully that the Trust is not classified as a “grantor trust,” the Trust would be classified as a partnership for United States federal income tax purposes, which may affect timing and other tax consequences to the Shareholders.

The following discussion assumes that the Trust will be classified as a “grantor trust” for United States federal income tax purposes.

Taxation of U.S. Shareholders

Shareholders will be treated, for United States federal income tax purposes, as if they directly owned a pro rata share of the underlying assets held in the Trust. Shareholders also will be treated as if they directly received their respective pro rata shares of the Trust’s income, if any, and as if they directly incurred their respective pro rata shares of the Trust’s expenses. In the case of a Shareholder that purchases iShares for cash, its initial tax basis in its pro rata share of the assets held in the Trust at the time it acquires its iShares will be equal to its cost of acquiring the iShares. In the case of a Shareholder that acquires its iShares as part of a creation of a Basket, the delivery of silver to the Trust in exchange for the underlying silver represented by the iShares will not be a taxable event to the Shareholder, and the Shareholder’s tax basis and holding period for the Shareholder’s pro rata share of the silver held in the Trust will be the same as its tax basis and holding period for the silver delivered in exchange therefor. For purposes of this discussion, and unless stated otherwise, it is assumed that all of a Shareholder’s iShares are acquired on the same date and at the same price per iShare. Shareholders that hold multiple lots of iShares, or that are contemplating acquiring multiple lots of iShares, should consult their own tax advisers as to the determination of the tax basis and holding period for the underlying silver related to such iShares.

When the Trust sells silver, for example to pay expenses, a Shareholder will recognize gain or loss in an amount equal to the difference between (a) the Shareholder’s pro rata share of the amount realized by the Trust upon the sale and (b) the Shareholder’s tax basis for its pro rata share of the silver that was sold. A Shareholder’s tax basis for its share of any silver sold by the Trust generally will be determined by multiplying the Shareholder’s total basis for its share of all of the silver held in the Trust immediately prior to the sale, by a fraction the numerator of which is the amount of silver sold, and the denominator of which is the total amount of the silver held in the Trust immediately prior to the sale. After any such sale, a Shareholder’s tax basis for its pro rata share of the silver remaining in the Trust will be equal to its tax basis for its share of the total amount of the silver held in the Trust immediately prior to the sale, less the portion of such basis allocable to its share of the silver that was sold.

Upon a Shareholder’s sale of some or all of its iShares, the Shareholder will be treated as having sold the portion of its pro rata share of the silver held in the Trust at the time of the sale that is attributable to the iShares sold. Accordingly, the Shareholder generally will recognize gain or loss on the sale in an amount equal to the difference between (a) the amount realized pursuant to the sale of the iShares, and (b) the Shareholder’s tax basis for the portion of its pro rata share of the silver held in the Trust at the time of sale that is attributable to the iShares sold, as determined in the manner described in the preceding paragraph.

A redemption of some or all of a Shareholder’s iShares in exchange for the underlying silver represented by the iShares redeemed generally will not be a taxable event to the Shareholder. The Shareholder’s tax basis for the silver received in the redemption generally will be the same as the Shareholder’s tax basis for the portion of its pro rata share of the silver held in the Trust immediately prior to the redemption that is attributable to the iShares redeemed. The Shareholder’s holding period with respect to the silver received should include the period during which the Shareholder held the iShares redeemed. A subsequent sale of the silver received by the Shareholder will be a taxable event.

After any sale or redemption of less than all of a Shareholder’s iShares, the Shareholder’s tax basis for its pro rata share of the silver held in the Trust immediately after such sale or redemption generally will be equal to its tax basis for its share of the total amount of the silver held in the Trust immediately prior to the sale or redemption, less the portion of such basis which is taken into account in determining the amount of gain or loss recognized by the Shareholder upon such sale or, in the case of a redemption, is treated as the basis of the silver received by the Shareholder in the redemption.

Maximum 28% Long-Term Capital Gains Tax Rate for U.S. Shareholders Who Are Individuals

Under current law, gains recognized by individuals from the sale of “collectibles,” including silver, held for more than one year are taxed at a maximum rate of 28%, rather than the current 15% rate applicable to most other long-term capital gains. For these purposes, gain recognized by an individual upon the sale of an interest in a trust that holds collectibles is treated as gain recognized on the sale of collectibles, to the extent that the gain is attributable to unrealized appreciation in value of the collectibles held by the trust. Therefore, any gain recognized by an individual U.S. Shareholder attributable to a sale of iShares held for more than one year, or attributable to the Trust’s sale of any silver which the Shareholder is treated (through its ownership of iShares) as having held for more than one year, generally will be taxed at a maximum rate of 28%. The tax rates for capital gains recognized upon the sale of assets held by an individual U.S. Shareholder for one year or less or by a taxpayer other than an individual United States taxpayer are generally the same as those at which ordinary income is taxed.

Brokerage Fees and Trust Expenses

Any brokerage or other transaction fee incurred by a Shareholder in purchasing iShares will be treated as part of the Shareholder’s tax basis in the underlying assets of the Trust. Similarly, any brokerage fee incurred by a Shareholder in selling iShares will reduce the amount realized by the Shareholder with respect to the sale.

Shareholders will be required to recognize the full amount of gain or loss upon a sale of silver by the Trust (as discussed above), even though some or all of the proceeds of such sale are used by the Trustee to pay Trust expenses. Shareholders may deduct their respective pro rata shares of each expense incurred by the Trust to the same extent as if they directly incurred the expense. Shareholders who are individuals, estates or trusts, however, may be required to treat some or all of the expenses of the Trust as miscellaneous itemized deductions. Individuals may deduct certain miscellaneous itemized deductions only to the extent they exceed 2% of adjusted gross income. In addition, such deductions may be subject to phase-outs and other limitations under applicable provisions of the Code.

Investment by U.S. Tax-Exempt Shareholders

Certain U.S. Shareholders (“U.S. Tax-Exempt Shareholders”) are subject to United States federal income tax only on their “unrelated business taxable income” (“UBTI”). Unless they incur debt in order to purchase iShares, it is expected that U.S. Tax-Exempt Shareholders should not realize UBTI in respect of income or gains from the iShares. U.S. Tax-Exempt Shareholders should consult their own independent tax advisers regarding the United States federal income tax consequences of holding iShares in light of their particular circumstances.

Investment by Regulated Investment Companies

Mutual funds and other investment vehicles which are “regulated investment companies” within the meaning of Code section 851 should consult with their tax advisors concerning (i) the likelihood that an investment in iShares, although they are a “security” within the meaning of the Investment Company Act of 1940, may be considered an investment in the underlying silver for purposes of Code section 851(b), and (ii) the extent to which an investment in iShares might nevertheless be consistent with preservation of their qualification under Code section 851.

Investment by Certain Retirement Plans

Section 408(m) of the Code provides that the purchase of a “collectible” as an investment for an IRA, or for a participant-directed account maintained under any plan that is tax-qualified under section 401(a) of the Code, is treated as a taxable distribution from the account to the owner of the IRA, or to the participant for whom the plan account is maintained, of an amount equal to the cost to the account of acquiring the collectible. The Sponsor has received a private letter ruling from the IRS which provides that the purchase of iShares by an IRA or a participant-directed account maintained under a plan that is tax-qualified under section 401(a) of the Code, will not constitute the acquisition of a collectible or be treated as resulting in a taxable distribution to the IRA owner or plan participant under Code section 408(m). However, in the event any redemption of iShares results in the distribution of silver bullion to an IRA or a participant-directed account maintained under a plan that is tax-qualified under Section 401(a) of the Code, such distribution would constitute the acquisition of a collectible to the extent provided under section 408(m) of the Code. See also “ERISA and Related Considerations.”

Taxation of Non-U.S. Shareholders

A Non-U.S. Shareholder generally will not be subject to United States federal income tax with respect to gain recognized upon the sale or other disposition of iShares, or upon the sale of silver by the Trust, unless (1) the Non-U.S. Shareholder is an individual and is present in the United States for 183 days or more during the taxable year of the sale or other disposition, and the gain is treated as being from United States sources; or (2) the gain is effectively connected with the conduct by the Non-U.S. Shareholder of a trade or business in the United States and certain other conditions are met.

United States Information Reporting and Backup Withholding

The Trustee will file certain information returns with the IRS in connection with the Trust. A U.S. Shareholder may be subject to United States backup withholding tax in certain circumstances unless it provides its taxpayer identification number and complies with certain certification procedures. Non-U.S. Shareholders may have to comply with certification procedures to establish that they are not a United States person in order to avoid the information reporting and backup withholding tax requirements.

The amount of any backup withholding will be allowed as a credit against a Shareholder’s United States federal income tax liability and may entitle such a Shareholder to a refund, provided that the required information is furnished to the IRS.

Taxation in Jurisdictions Other Than the United States

Prospective purchasers of iShares that are based in or acting out of a jurisdiction other than the United States are advised to consult their own tax advisers as to the tax consequences, under the laws of such jurisdiction (or any other jurisdiction not being the United States to which they are subject), of their purchase, holding, sale and redemption of or any other dealing in iShares and, in particular, as to whether any value added tax, other consumption tax or transfer tax is payable in relation to such purchase, holding, sale, redemption or other dealing.

ERISA AND RELATED CONSIDERATIONS

The Employee Retirement Income Security Act of 1974 (ERISA) and/or section 4975 of the Code impose certain requirements on employee benefit plans and certain other plans and arrangements, including individual retirement accounts and annuities, Keogh plans, and certain collective investment funds or insurance company general or separate accounts in which such plans or arrangements are invested, that are subject to ERISA and/or the Code (collectively, Plans), and on persons who are fiduciaries with respect to the investment of assets treated as “plan assets” of a Plan. Investments by Plans are subject to the fiduciary requirements and the applicability of prohibited transaction restrictions under ERISA.

Government plans and some church plans are not subject to the fiduciary responsibility provisions of ERISA or the provisions of section 4975 of the Code, but may be subject to substantially similar rules under state or other federal law. Fiduciaries of any such plans are advised to consult with their counsel prior to an investment in iShares.

In contemplating an investment of a portion of Plan assets in iShares, the Plan fiduciary responsible for making such investment should carefully consider, taking into account the facts and circumstances of the Plan, the “Risk Factors” discussed below and whether such investment is consistent with its fiduciary responsibilities, including, but not limited to: (a) whether the fiduciary has the authority to make the investment under the appropriate governing plan instrument; (b) whether the investment would constitute a direct or indirect non-exempt prohibited transaction with a party in interest; (c) the Plan’s funding objectives; and (d) whether under the general fiduciary standards of investment prudence and diversification such investment is appropriate for the Plan, taking into account the overall investment policy of the Plan, the composition of the Plan’s investment portfolio and the Plan’s need for sufficient liquidity to pay benefits when due.

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

The result obtained by subtracting the Trust’s expenses and liabilities on any day from the price of the silver owned by the Trust on that day is the net asset value of the Trust which, when divided by the number of iShares outstanding on that date, results in the NAV.

iShares may trade at, above or below their NAV. The NAV of iShares will fluctuate with changes in the market value of the Trust’s assets. The trading prices of iShares will fluctuate in accordance with changes in their NAVs as well as market supply and demand. The amount of the discount or premium in the trading price relative to the NAV per iShare may be influenced by non-concurrent trading hours between the major silver markets and NYSE Arca. While the iShares will trade on NYSE Arca until 4:00 p.m. New York time, liquidity in the market for silver will be reduced after the close of the major world silver markets, including London, Zurich and the COMEX (which usually closes from 1:30 p.m. until 2:00 p.m. New York time). As a result, during this time, trading spreads, and the resulting premium or discount on iShares, may widen.

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

Although iShares surrendered by Authorized Participants in Basket-size aggregations are redeemable in exchange for the underlying amount of silver, redemptions may be suspended during any period while regular trading on NYSE Arca is suspended or restricted, or in which an emergency exists that makes it reasonably impracticable to deliver, dispose of, or evaluate silver. If any of these events occurs at a time when an Authorized Participant intends to redeem iShares, and the price of silver decreases before such Authorized Participant is able again to surrender for redemption Baskets of iShares, such Authorized Participant will sustain a loss with respect to the amount that it would have been able to obtain in exchange for the silver received from the Trust upon the redemption of its iShares, had the redemption taken place when such Authorized Participant originally intended it to occur. As a consequence, Authorized Participants may reduce their trading in iShares during periods of suspension, decreasing the number of potential buyers of iShares in the secondary market and, therefore, the price a shareholder may receive upon sale.

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

Although iShares are listed for trading on NYSE Arca, you should not assume that an active trading market for the iShares will develop or be maintained. If you need to sell your iShares at a time when no active market for them exists, such lack of an active market will most likely adversely affect the price you receive for your iShares (assuming you are able to sell them).

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

Any loss of silver owned by the Trust will result in a corresponding loss in the NAV and it is reasonable to expect that such loss will also result in a decrease in the value at which the iShares are traded on NYSE Arca.

Silver transferred to the Trust in connection with the creation of Baskets of iShares may not be of the quality required under the Trust Agreement. The Trust will sustain a loss if the Trustee issues iShares in exchange for silver of inferior quality and that loss will adversely affect the value of all existing iShares.

The procedures agreed to with the Custodian contemplate that the Custodian must undertake certain tasks in connection with the inspection of silver delivered by Authorized Participants in exchange for Baskets of iShares. The Custodian’s inspection includes review of the corresponding bar list to ensure that it accurately describes the weight, fineness, refiner marks and bar numbers appearing on the silver bars, but does not include any chemical or other tests designed to verify that the silver received does, in fact, meet the purity requirements referred to in the Trust Agreement. Accordingly, such inspection procedures may not prevent the deposit of silver that fails to meet these purity standards. Each person that deposits silver in the Trust is liable to the Trust if that silver does not meet the requirements of the Trust Agreement. The Custodian will not be responsible or liable to the Trust or to any investor in the event any silver otherwise properly inspected by it does not meet the purity requirements contained in the Trust Agreement. To the extent that Baskets of iShares are issued in exchange for silver of inferior quality and the Trust is not able to recover damages from the person that deposited that silver, the total value of the assets of the Trust will be adversely affected and, with it, the NAV. In these circumstances, it is reasonable to expect that the value at which the iShares trade on NYSE Arca will also be adversely affected.

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

Part II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

a) On December 4, 2008 the iShares commenced trading on NYSE Arca under the symbol “SLV”. Prior to that, the iShares were traded on the American Stock Exchange (“AMEX”), also under the symbol “SLV,” since their initial public offering on April 21, 2006.

On July 11, 2008, the Board of Directors of the Sponsor authorized a ten-for-one split of the shares of the Trust for shareholders of record as of the close of business on July 21, 2008, payable after the close of trading on July 23, 2008. All share and per share amounts are restated to reflect the ten-for-one share split.

For each of the quarters during the fiscal years ended December 31, 2008 and 2007, the high and low sale prices of the iShares as reported for AMEX and NYSE Arca transactions were as follows:

	Years Ended December 31,
	2008		2007
	High	Low	High	Low
First Quarter	$20.68	$15.05	$14.70	$12.18
Second Quarter	$18.16	$16.00	$13.99	$12.15
Third Quarter	$18.94	$10.32	$13.66	$11.51
Fourth Quarter	$12.33	$8.88	$15.38	$13.19

The number of record holders of the shares of the registrant as of January 30, 2009 was approximately 225.

b) Not applicable.

c) 10,650,000 shares were redeemed during the fourth quarter of the year ended December 31, 2008.

Period	Total Number of Shares Redeemed	Average Ounces of Silver Per Share
10/01/08 to 10/31/08	6,100,000	.98764
11/01/08 to 11/30/08	2,000,000	.98727
12/01/08 to 12/31/08	2,550,000	.98702

Total	10,650,000	.98742

Item 6. Selected Financial Data.

Financial Highlights (for the years ending December 31, 2008, 2007, and 2006*)

(Dollar amounts in 000’s, except for per share amounts)

	December 31, 2008	December 31, 2007	December 31, 2006*
Total assets	$2,356,533	$1,838,497	$1,361,819
Total gain (loss) on sales and distributions of silver	$(17,207)	$63,042	$(4,287)
Net income (loss)	$(603,345)	$53,914	$(191,169)
Weighted-average shares outstanding	196,716,940	137,510,959	90,168,627
Net income (loss) per share	$(3.07)	$0.39	$(2.12)
Net cash flows	$—	$—	$—

*	For the period from April 21, 2006 (date of inception) to December 31, 2006.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

Shares of the Trust trade on NYSE Arca under the symbol “SLV.”

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

Valuation of Silver

Silver held by the Trust is recorded at the lower of cost or market. For purposes of this calculation, market values are based on The London Fix. Should the market value of the silver held be lower than its average cost, an adjustment of value below cost (“market value reserve”) is recorded by the Trust and The London Fix is used as the value for financial statement purposes. As indicated above, The London Fix is also used to value silver held for purposes of calculating the net asset value of the Trust, which in turn is used for the calculation of the redemption value of outstanding Trust shares.

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

The following chart shows the daily London Fix Spot Settlement Prices for the period from December 2005 through December 2008:

The Year Ended December 31, 2008

The Trust’s net asset value grew from $2,224,931,876 at December 31, 2007 to $2,355,597,515 at December 31, 2008, a 5.87% increase for the year. The increase in the Trust’s net asset value resulted primarily from an increase in outstanding shares, which rose from 152,000,000 shares at December 31, 2007 to 221,250,000 shares at December 31, 2008 as a consequence of 94,500,000 shares (1,890 Baskets) being created during the year and 25,250,000 shares (505 Baskets) being redeemed during the year.

A negative change in The London Fix price, which fell 26.90% from $14.76 at December 31, 2007 to $10.79 at December 31, 2008, directly relates to the 27.25% decrease in the Trust’s net asset value per share from $14.64 at December 31, 2007 to $10.65 at December 31, 2008.

The Trust’s net asset value per share declined slightly more than the price of silver on a percentage basis due to Sponsor’s fees, which were $14,354,147 for the year, or 0.50% of the Trust’s average weighted assets of $2,862,625,898 during the year. The net asset value per share of $20.73 at March 17, 2008 was the highest during the year, compared with a low of $8.77 at October 24, 2008. The net asset value of the Trust is obtained by subtracting the Trust’s expenses and liabilities on any day from the value of the silver owned by the Trust on that day; the net asset value per share is obtained by dividing the net asset value of the Trust on a given day by the number of shares outstanding on that date.

Net loss for the year ended December 31, 2008 was $603,345,403, resulting from a net gain of $1,618,858 on the sales of silver to pay expenses, offset by a net loss of $18,826,212 on silver distributed for the redemption of shares, Sponsor’s fees of $14,354,147 and a market value reserve of $571,783,902. Other than the Sponsor’s fees and market value reserve, the Trust had no expenses during the year ended December 31, 2008.

The Year Ended December 31, 2007

The Trust’s net asset value grew from $1,562,120,000 at December 31, 2006 to $2,224,931,876 at December 31, 2007, a 42.43% increase for the year. The increase in the Trust’s net asset value resulted primarily from an increase in outstanding shares, which rose from 121,500,000 shares at December 31, 2006 to 152,000,000 shares at December 31, 2007 as a consequence of 62,500,000 shares (1,250 Baskets) being created during the year and 32,000,000 shares (640 Baskets) being redeemed during the year.

A positive change in The London Fix price, which rose 14.42% from $12.90 at December 31, 2006 to $14.76 at December 31, 2007, directly relates to the 13.85% increase in the Trust’s net asset value per share from $12.86 at December 31, 2006 to $14.64 at December 31, 2007.

The Trust’s net asset value per share rose slightly less than the price of silver on a percentage basis due to Sponsor’s fees, which were $9,128,449 for the year, or 0.50% of the Trust’s average weighted assets of $1,827,938,546 during the year. The net asset value per share of $15.70 at November 7, 2007 was the highest during the year, compared with a low of $11.59 at August 21, 2007. The net asset value of the Trust is obtained by subtracting the Trust’s expenses and liabilities on any day from the value of the silver owned by the Trust on that day; the net asset value per share is obtained by dividing the net asset value of the Trust on a given day by the number of shares outstanding on that date.

Net income for the year ended December 31, 2007 was $53,913,664, resulting from a net gain of $1,105,023 on the sales of silver to pay expenses and a net gain of $61,937,090 on silver distributed for the redemption of shares, offset by Sponsor’s fees of $9,128,449. Other than the Sponsor’s fees, the Trust had no expenses during the year ended December 31, 2007.

The Period April 21, 2006 (Date of Inception) through December 31, 2006

Cumulatively for the fiscal period, the value of the Trust’s redeemable shares grew from $18,277,500 at April 21, 2006 to $1,562,120,000 at December 31, 2006, an 8446.68% increase. The increase in the Trust’s net assets resulted primarily from an increase in outstanding shares, which rose from 1,500,000 at April 21, 2006 to 121,500,000 at December 31, 2006 as a consequence of 130,500,000 shares (2,610 Baskets) being created and 10,500,000 shares (210 Baskets) being redeemed during the period.

A positive change in The London Fix Price, which rose 5.82% from $12.19 at April 21, 2006 to $12.90 at December 31, 2006, directly relates to the 5.52% rise in the Trust’s net asset value per share from $12.19 at April 21, 2006 to $12.86 at December 31, 2006.

The Trust’s net asset value per share rose slightly less than the price of silver on a percentage basis due to Sponsor’s fees, which were $3,792,440 for the fiscal period, or 0.50% annualized, of the Trust’s average weighted assets of $1,092,988,407 during the period. The net asset value per share of $14.94 at May 12, 2006 was the highest during the period, compared with a low of $9.71 at June 14, 2006. The net asset value of the Trust is obtained by subtracting the Trust’s expenses and liabilities on any day from the value of the silver owned by the Trust on that day; the net asset value per share is obtained by dividing the net asset value of the Trust on a given day by the number of shares outstanding on that date.

Net loss for the period from April 21, 2006 (date of inception) through December 31, 2006 was $191,169,930, resulting from a net gain of $281,080 on the sale of silver to pay expenses and a net loss of $4,568,245 on silver distributed for the redemption of shares, in addition to Sponsor’s fees of $3,792,440. Other than the Sponsor’s fees, the Trust had no expenses during the fiscal period.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk.

Not applicable.

Item 8. Financial Statements and Supplementary Data.

Quarterly Income Statements

(Dollar amounts in 000’s, except for per share amounts)

	Three months ended (Unaudited)
	March 31, 2008	June 30, 2008	Sept. 30, 2008	Dec. 31, 2008	Year ended Dec. 31, 2008
Revenues
Proceeds from sales of silver to pay expenses	$3,103	$4,162	$4,114	$2,934	$14,313
Cost of silver sold to pay expenses	(2,236)	(3,302)	(3,464)	(3,692)	(12,694)

Gain (loss) on sale of silver to pay expenses	867	860	650	(758)	1,619
Gain (loss) on silver distributed for the redemption of shares	7,965	10,879	2,748	(40,418)	(18,826)

Total gain (loss) on sales and distributions of silver	8,832	11,739	3,398	(41,176)	(17,207)

Expenses
Sponsor’s fees	(3,654)	(4,063)	(3,851)	(2,786)	(14,354)
Market value reserve (Note 1A)	—	—	(123,379)	(448,405)	(571,784)

Total expenses	(3,654)	(4,063)	(127,230)	(451,191)	(586,138)

Net income (loss)	5,178	7,676	(123,832)	(492,367)	$(603,345)

Net income (loss) per share	$0.03	$0.04	$(0.60)	$(2.24)	$(3.07)
Weighted-average shares outstanding (Note 1B)	168,280,220	191,912,088	206,354,348	219,959,783	196,716,940

	Three months ended (Unaudited)				Year ended Dec. 31, 2007
	March 31, 2007	June 30, 2007	Sept. 30, 2007	Dec. 31, 2007
Revenues
Proceeds from sales of silver to pay expenses	$1,954	$2,234	$2,248	$2,443	$8,879
Cost of silver sold to pay expenses	(1,659)	(1,941)	(2,097)	(2,077)	(7,774)

Gain on sale of silver to pay expenses	295	293	151	366	1,105
Gain on silver distributed for the redemption of shares	8,999	6,636	453	45,849	61,937

Total gain on sales and distributions of silver	9,294	6,929	604	46,215	63,042

Expenses
Sponsor’s fees	(2,032)	(2,256)	(2,238)	(2,602)	(9,128)

Total expenses	(2,032)	(2,256)	(2,238)	(2,602)	(9,128)

Net income (loss)	7,262	4,673	(1,634)	43,613	53,914

Net income (loss) per share	$0.06	$0.03	$(0.01)	$0.30	$0.39
Weighted-average shares outstanding (Note 1B)	124,600,000	136,637,363	141,347,826	147,168,478	137,510,959

The financial statements required by Regulation S-X, together with the report of the Trust’s independent registered public accounting firm appear on pages F-1 to F-10 of this filing.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

There have been no changes in accountants and no disagreements with accountants during the year ended December 31, 2008.

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

The Principal Executive Officer and Principal Financial Officer of the Sponsor assessed the effectiveness of the Trust’s internal control over financial reporting as of December 31, 2008. Their assessment included an evaluation of the design of the Trust’s internal control over financial reporting and testing of the operational effectiveness of its internal controls over financial reporting. In making its assessment, the Sponsor’s management has utilized the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in its report entitled Internal Control – Integrated Framework. Based on their assessment and those criteria, the Principal Executive Officer and Principal Financial Officer of the Sponsor concluded that the Trust maintained effective internal control over financial reporting as of December 31, 2008.

The effectiveness of the Trust’s internal control over financial reporting as of December 31, 2008 has been audited by PricewaterhouseCoopers LLP, the independent registered public accounting firm that audited and reported on the financial statements included in this 10-K, as stated in their report which is included herein.

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

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Not applicable.

Item 14. Principal Accounting Fees and Services.

(1) to (4). Fees for services performed by PricewaterhouseCoopers LLP for the years ended December 31, 2008 and 2007 were:

	2008	2007
Audit fees	$63,700	$68,450
Audit-related fees	$—	$—
Tax fees	$—	$—
All other fees	$—	$—

	$63,700	$68,450

(5) The registrant has no board of directors, and as a result, has no audit committee and no pre-approval policies or procedures with respect to fees paid to PricewaterhouseCoopers LLP.

(6) None of the hours expended on PricewaterhouseCoopers LLP’s engagement to audit the registrant’s financial statements for the year ended December 31, 2008 were attributable to work performed by persons other than the principal accountant’s full-time, permanent employees.

Part IV

Item 15. Exhibits, Financial Statement Schedules.

Financial Statement Schedules

See Index to Financial Statements on Page F-1 for a list of the financial statements being filed as part of this report. Schedules may have been omitted since they are either not required, not applicable, or the information has otherwise been included.

Exhibits

Exhibit No.	Description
4.1	Depositary Trust Agreement	Incorporated by reference to Exhibit 4.1 filed with Registration Statement No. 333-125920 on April 24, 2006

4.2	Standard Terms for Authorized Participant Agreements	Incorporated by reference to Exhibit 4.2 filed with Registration Statement No. 333-156506 on December 30, 2008

10.1	Custodian Agreement	Incorporated by reference to Exhibit 10.1 filed with Registration Statement No. 333-156506 on December 30, 2008

10.2	Sub-license Agreement	Incorporated by reference to Exhibit 10.2 filed with Registration Statement No. 333-156506 on December 30, 2008

10.3	Amendment No. 1 to Custodian Agreement	Incorporated by reference to Exhibit 10.3 filed with Registration Statement No. 333-137621 on September 27, 2006

23.1	Consent of PricewaterhouseCoopers LLP

31.1	Certification by Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification by Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification by Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

iShares Silver Trust

Financial Statements

Index

Page
Report of Independent Registered Public Accounting Firm	F-2

Balance Sheets at December 31, 2008 and December 31, 2007	F-3

Income Statements for the years ended December 31, 2008, 2007 and the period from April 21, 2006 (Date of Inception) to December 31, 2006	F-4

Statements of Changes in Shareholders’ Equity (Deficit) for the years ended December 31, 2008, 2007 and the period from April 21, 2006 (Date of Inception) to December 31, 2006	F-5

Statements of Cash Flows for the years ended December 31, 2008, 2007 and the period from April 21, 2006 (Date of Inception) to December 31, 2006	F-6

Notes to the Financial Statements	F-7

Report of Independent Registered Public Accounting Firm

To the Sponsor, Trustee and Shareholders of

iShares Silver Trust:

In our opinion, the financial statements listed in the accompanying index present fairly, in all material respects, the financial position of iShares Silver Trust (the “Trust”) at December 31, 2008 and 2007, and the results of its operations and its cash flows for each of the periods presented in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Trust maintained, in all material respects, effective internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Sponsor’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express opinions on these financial statements and on the Trust’s internal control over financial reporting based on our audits which was an integrated audit in 2008. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

/s/    PricewaterhouseCoopers LLP

San Francisco, California

February 27, 2009

iShares Silver Trust

Balance Sheets

At December 31, 2008 and 2007

(Dollar amounts in 000’s)	December 31, 2008	December 31, 2007
ASSETS
Current assets
Silver bullion inventory (fair value of $2,356,533 and $2,225,826, respectively)	$2,928,317	$1,763,560
Market value reserve (Note 1A)	(571,784)	—
Payable for capital shares redeemed	—	(217,629)
Receivable for capital shares sold	—	292,566

TOTAL ASSETS	$2,356,533	$1,838,497

LIABILITIES, REDEEMABLE CAPITAL SHARES AND SHAREHOLDERS’ EQUITY (DEFICIT)
Current liabilities
Sponsor’s fees payable	$935	$894

Total liabilities	935	894

Commitments and contingent liabilities (Note 1F)	—	—
Redeemable capital shares, no par value, unlimited amount authorized (at redemption value) – 221,250,000 issued and outstanding at December 31, 2008 and 152,000,000 issued and outstanding at December 31, 2007	2,355,598	2,224,932
Shareholder’s equity (deficit)	—	(387,329)

TOTAL LIABILITIES, REDEEMABLE SHARES AND SHAREHOLDERS’ EQUITY (DEFICIT)	$2,356,533	$1,838,497

See notes to the financial statements.

iShares Silver Trust

Income Statements

For the years ended December 31, 2008, 2007 and the period from

April 21, 2006 (Date of Inception) to December 31, 2006

	Years Ended December 31,		April 21, 2006 to December 31, 2006

(Dollar amounts in 000’s, except for per share amounts)	2008	2007
Revenues
Proceeds from sales of silver to pay expenses	$14,313	$8,879	$3,147
Cost of silver sold to pay expenses	(12,694)	(7,774)	(2,866)

Gain on sales of silver to pay expenses	1,619	1,105	281
Gain (loss) on silver distributed for the redemption of shares	(18,826)	61,937	(4,568)

Total gain (loss) on sales and distributions of silver	(17,207)	63,042	(4,287)

Expenses
Sponsor’s fees	(14,354)	(9,128)	(3,792)
Market value reserve (Note 1A)	(571,784)	—	(183,090)

Total expenses	(586,138)	(9,128)	(186,882)

NET INCOME (LOSS)	$(603,345)	$53,914	$(191,169)

Net income (loss) per share (Note 1B)	$(3.07)	$0.39	$(2.12)
Weighted-average shares outstanding (Note 1B)	196,716,940	137,510,959	90,168,627

See notes to the financial statements.

iShares Silver Trust

Statements of Changes in Shareholders’ Equity (Deficit)

For the years ended December 31, 2008, 2007 and the period from

April 21, 2006 (Date of Inception) to December 31, 2006

	Years Ended December 31,		April 21, 2006 to December 31, 2006

(Dollar amounts in 000’s)	2008	2007
Shareholders’ equity (deficit) - beginning of period	$(387,329)	$(200,946)	$—
Net income (loss)	(603,345)	53,914	(191,169)
Adjustment of redeemable shares to redemption value	990,674	(240,297)	(9,777)

Shareholders’ equity (deficit) - end of period	$—	$(387,329)	$(200,946)

See notes to the financial statements.

iShares Silver Trust

Statements of Cash Flows

For the years ended December 31, 2008, 2007 and the period from

April 21, 2006 (Date of Inception) to December 31, 2006

	Years Ended December 31,		April 21, 2006 to December 31, 2006

(Dollar amounts in 000’s)	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES:
Proceeds from sales of silver	$14,313	$8,879	$3,147
Expenses – Sponsor’s fee paid	(14,313)	(8,879)	(3,147)

Net cash provided by operating activities	—	—	—
Increase (decrease) in cash	—	—	—
Cash, beginning of period	—	—	—

Cash, end of period	$—	$—	$—

RECONCILIATION OF NET INCOME (LOSS) TO NET CASH PROVIDED BY OPERATING ACTIVITIES:
Net income (loss)	$(603,345)	$53,914	$(191,169)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
(Gain) loss on silver distributed for the redemption of shares	18,826	(61,937)	4,568
Cost of silver sold to pay expenses	12,694	7,774	2,866
Increase in Sponsor’s fees payable	41	249	645
Market value reserve	571,784	—	183,090

Net cash provided by operating activities	$—	$—	$—

Supplemental disclosure of non-cash information:
Carrying value of silver received for creation of shares	$1,438,131	$862,089	$1,662,427
Carrying value of silver distributed for redemption of shares, at average cost	$(335,617)	$(377,637)	$(132,930)

See notes to the financial statements.

NOTES TO THE FINANCIAL STATEMENTS

As of December 31, 2008

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

The following is a summary of significant accounting policies consistently followed by the Trust in the preparation of its financial statements. The policies are in conformity with accounting principles generally accepted in the United States of America. The preparation of financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates and these differences could be material.

The accompanying audited financial statements were prepared in accordance with accounting principles generally accepted in the United States of America.

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

The following table summarizes activity in silver during the years ended December 31, 2008 and 2007 and the period from April 21, 2006 (Date of Inception) to December 31, 2006 (all balances in 000’s):

December 31, 2008	Ounces	Average Cost	Fair Value	Realized Gain (Loss)
Beginning balance	150,801.2	$1,838,497	$2,225,826	—
Silver contributed	93,510.3	1,438,131	1,438,131	—
Silver distributed	(24,955.7)	(335,617)	(316,791)	$(18,826)
Silver sold	(956.1)	(12,694)	(14,313)	1,619
Adjustment for realized loss	—	—	(17,207)	—
Adjustment for unrealized loss on silver bullion	—	—	(959,113)	—
Market value reserve	—	(571,784)	—	—

Ending balance	218,399.7	$2,356,533	$2,356,533	$(17,207)

December 31, 2007	Ounces	Average Cost	Fair Value	Realized Gain (Loss)
Beginning balance	121,144.6	$1,361,819	$1,562,765	—
Silver contributed	62,107.7	862,089	862,089	—
Silver distributed	(31,781.3)	(377,637)	(439,574)	$61,937
Silver sold	(669.8)	(7,774)	(8,879)	1,105
Adjustment for realized gain	—	—	63,042	—
Adjustment for unrealized gain on silver bullion	—	—	186,383	—

Ending balance	150,801.2	$1,838,497	$2,225,826	$63,042

December 31, 2006	Ounces	Average Cost	Fair Value	Realized Gain (Loss)
Beginning balance	1,500.0	$18,278	$18,278	—
Silver contributed	130,390.9	1,662,427	1,662,427	—
Silver distributed	(10,490.3)	(132,930)	(128,362)	$(4,568)
Silver sold	(256.0)	(2,866)	(3,147)	281
Adjustment for realized loss	—	—	(4,287)	—
Adjustment for unrealized gain on silver bullion	—	—	17,856	—
Market value reserve	—	(183,090)		—

Ending balance	121,144.6	$1,361,819	$1,562,765	$(4,287)

B. Redeemable Capital Shares

Shares of the Trust are classified as “redeemable” for balance sheet purposes, since they are subject to redemption. Trust shares are issued and redeemed continuously in aggregations of 50,000 shares in exchange for silver rather than cash. Individual investors cannot purchase or redeem shares in direct transactions with the Trust. The Trust only transacts with registered broker-dealers eligible to settle securities transactions through the book-entry facilities of the Depository Trust Company and which have entered into a contractual arrangement with the Trust and the Sponsor governing, among other matters, the creation and redemption processes (such broker-dealers are the “Authorized Participants”). Holders of shares of the Trust may redeem their shares at any time acting through an Authorized Participant and in the prescribed aggregations of 50,000 shares; provided, that redemptions of shares may be suspended during any period while regular trading on NYSE Arca is suspended or restricted, or in which an emergency exists as a result of which delivery, disposal or evaluation of silver is not reasonably practicable.

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

Activity in redeemable capital shares for the years ended December 31, 2008 and 2007 and for the period from April 21, 2006 to December 31, 2006 is as follows (all balances in 000’s):

	Year Ended December 31, 2008		Year Ended December 31, 2007		April 21, 2006 to December 31, 2006
	Shares	Amount	Shares	Amount	Shares	Amount
Beginning balance	152,000	$2,224,932	121,500	$1,562,120	1,500	$18,278
Shares issued	94,500	1,438,131	62,500	862,089	130,500	1,662,427
Shares redeemed	(25,250)	(316,791)	(32,000)	(439,574)	(10,500)	(128,362)
Redemption value adjustment	—	(990,674)	—	240,297	—	9,777

Ending balance	221,250	$2,355,598	152,000	$2,224,932	121,500	$1,562,120

C. Federal Income Taxes

The Trust is treated as a “grantor trust” for federal income tax purposes and, therefore, no provision for federal income taxes is required. Any interest and gains and losses are deemed “passed through” to the holders of shares of the Trust.

D. Expenses

The Trust pays to the Sponsor a Sponsor’s fee that accrues daily at an annualized rate equal to 0.50% of the adjusted daily net asset value of the Trust, paid monthly in arrears. The Sponsor has agreed to assume the following administrative and marketing expenses incurred by the Trust: the Trustee’s fee, the Custodian’s fee, NYSE Arca listing fees, SEC registration fees, printing and mailing costs, audit fees and expenses, and up to $100,000 per annum in legal fees and expenses. For the fiscal years ended December 31, 2008, 2007 and the period from April 21, 2006 (Date of Inception) to December 31, 2006, the Sponsor also agreed to pay all legal fees and expenses over the $100,000 per annum limit. The Sponsor has also paid the costs of the Trust’s organization and the initial sales of the shares, including applicable SEC registration fees.

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

Date: February 27, 2009

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities* and on the dates indicated.

/s/ Lee T. Kranefuss
Lee T. Kranefuss Chief Executive Officer, (Principal executive officer) Director

Date: February 27, 2009

/s/ Michael A. Latham
Michael A. Latham Chief Financial Officer, (Principal financial and accounting officer) Director

Date: February 27, 2009

*	The Registrant is a trust and the persons are signing in their capacities as officers or directors of Barclays Global Investors International, Inc., the sponsor of the registrant.