Form 10-Q
period 2009-03-31
iShares Silver Trust
filed 2009-05-11
CIK 1330568

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2009.

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☒		Accelerated filer ☐

Non-accelerated filer ☐	(Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

i

Part I—Financial Information

Item 1.	Financial Statements

iShares® Silver Trust

Balance Sheets

At March 31, 2009 (Unaudited) and December 31, 2008

(Dollar amounts in $000’s)	March 31, 2009	December 31, 2008
ASSETS
Current assets
Silver bullion inventory (fair value of $3,497,126 and $2,356,533, respectively)	$3,535,996	$2,928,317
Market value reserve (Note 1A)	(38,870)	(571,784)

TOTAL ASSETS	$3,497,126	$2,356,533

LIABILITIES, REDEEMABLE CAPITAL SHARES AND SHAREHOLDERS’ EQUITY (DEFICIT)
Current liabilities
Sponsor’s fees payable	$1,448	$935

Total liabilities	1,448	935
Commitments and contingent liabilities (Note 1F)	—	—
Redeemable capital shares, no par value, unlimited amount authorized (at redemption value) – 270,550,000 issued and outstanding at March 31, 2009 and 221,250,000 issued and outstanding at December 31, 2008	3,495,678	2,355,598
Shareholder’s equity (deficit)	—	—

TOTAL LIABILITIES, REDEEMABLE CAPITAL SHARES AND SHAREHOLDERS’ EQUITY (DEFICIT)	$3,497,126	$2,356,533

See notes to the financial statements.

iShares® Silver Trust

Income Statements (Unaudited)

For the three months ended March 31, 2009 and 2008

	Three Months Ended March 31,
(Dollar amounts in $000’s, except for per share amounts)	2009	2008
Revenues
Proceeds from sales of silver to pay expenses	$3,295	$3,103
Cost of silver sold to pay expenses	(3,573)	(2,236)

Gain (loss) on sales of silver to pay expenses	(278)	867
Gain (loss) on silver distributed for the redemption of shares	(334)	7,965

Total gain (loss) on sales and distributions of silver	(612)	8,832
Market value recovery (Note 1A)	532,914	—

Total revenues	532,302	8,832
Expenses
Sponsor’s fees	(3,808)	(3,654)

Total expenses	(3,808)	(3,654)

NET INCOME	$528,494	$5,178

Net income per share (Note 1B)	$2.12	$0.03
Weighted-average shares outstanding (Note 1B)	249,623,333	168,280,220

See notes to the financial statements.

iShares® Silver Trust

Statements of Changes in Shareholders’ Equity (Deficit)

For the three months ended March 31, 2009 (Unaudited)

and the year ended December 31, 2008

(Dollar amounts in $000’s)	Three Months Ended March 31, 2009	Year Ended December 31, 2008
Shareholders’ equity (deficit) – beginning of period	$—	$(387,329)
Net income (loss)	528,494	(603,345)
Adjustment of redeemable shares to redemption value	(528,494)	990,674

Shareholders’ equity (deficit) – end of period	$—	$—

See notes to the financial statements.

iShares® Silver Trust

Statements of Cash Flows (Unaudited)

For the three months ended March 31, 2009 and 2008

	Three Months Ended March 31,
(Dollar amounts in $000’s)	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES:
Proceeds from sales of silver	$3,295	$3,103
Expenses – Sponsor’s fee paid	(3,295)	(3,103)

Net cash provided by operating activities	—	—

Increase (decrease) in cash	—	—
Cash, beginning of period	—	—

Cash, end of period	$—	$—

RECONCILIATION OF NET INCOME TO NET CASH PROVIDED BY OPERATING ACTIVITIES:
Net income	$528,494	$5,178
Adjustments to reconcile net income to net cash provided by operating activities:
(Gain) loss on silver distributed for the redemption of shares	334	(7,965)
Cost of silver sold to pay expenses	3,573	2,236
Increase in Sponsor’s fees payable	513	551
Market value recovery	(532,914)	—

Net cash provided by operating activities	$—	$—

Supplemental disclosure of non-cash information:
Carrying value of silver received for creation of shares	$730,272	$540,180
Carrying value of silver distributed for redemption of shares, at average cost	$(119,020)	$(24,816)

See notes to the financial statements.

NOTES TO THE FINANCIAL STATEMENTS

As of March 31, 2009 (Unaudited)

1.	ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES

The iShares® Silver Trust (the “Trust”) was organized on April 21, 2006 as a New York Trust. The trustee is The Bank of New York Mellon (the “Trustee”) and is responsible for the day to day administration of the Trust. The Trust’s sponsor is Barclays Global Investors International, Inc. (the “Sponsor”), a Delaware corporation. The Trust is governed by the Depositary Trust Agreement (the “Trust Agreement”) executed at the time of organization of the Trust by the Trustee and the Sponsor.

The objective of the Trust is for the value of its shares to reflect, at any given time, the price of silver owned by the Trust at that time, less the Trust’s expenses and liabilities. The Trust is designed to provide a vehicle for investors to own interests in silver bullion.

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

The accompanying unaudited financial statements were prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions for Form 10-Q and the rules and regulations of the U.S. Securities and Exchange Commission (the “SEC”). In the opinion of management, all material adjustments, consisting only of normal recurring adjustments, considered necessary for a fair statement of the interim period financial statements have been made. Interim period results are not necessarily indicative of results for a full-year period. These financial statements and the notes thereto should be read in conjunction with the Trust’s financial statements included in its Annual Report on Form 10-K for the year ended December 31, 2008 as filed with the SEC on February 27, 2009.

A.	Silver Bullion

JPMorgan Chase Bank N.A., acting through its London Branch (the “Custodian”), is responsible for safekeeping the silver owned by the Trust.

For financial statement purposes, the silver bullion held by the Trust is valued at the lower of cost or market, using the average cost method. Should the market value of the silver held be lower than its average cost during the interim periods of the same fiscal year, an adjustment of value below cost (“market value reserve”) is recorded by the Trust. Should the market value of the silver held increase subsequent to the market value reserve being recorded, a “market value recovery” is recorded by the Trust. Gain or loss on sales of silver bullion is calculated on a trade date basis. Fair value of the silver bullion is based on the price for an ounce of silver set each working day by three market making members of The London Bullion Market Association (“The London Fix”).

The following table summarizes activity in silver bullion during the three months ended March 31, 2009 (all balances in 000’s):

March 31, 2009	Ounces	Average Cost	Fair Value	Realized Gain (Loss)
Beginning balance	218,399.7	$2,356,533	$2,356,533	—
Silver contributed	57,594.0	730,272	730,272	—
Silver distributed	(8,972.4)	(119,020)	(118,686)	$(334)
Silver sold	(268.7)	(3,573)	(3,295)	(278)
Adjustment for realized loss	—	—	(612)	—
Adjustment for unrealized gain on silver bullion	—	—	532,914	—
Market value recovery	—	532,914	—	—

Ending balance	266,752.6	$3,497,126	$3,497,126	$(612)

The following table summarizes activity in silver bullion for the year ended December 31, 2008 (all balances in 000’s):

December 31, 2008	Ounces	Average Cost	Fair Value	Realized Gain (Loss)
Beginning balance	150,801.2	$1,838,497	$2,225,826	—
Silver contributed	93,510.3	1,438,131	1,438,131	—
Silver distributed	(24,955.7)	(335,617)	(316,791)	$(18,826)
Silver sold	(956.1)	(12,694)	(14,313)	1,619
Adjustment for realized loss	—	—	(17,207)	—
Adjustment for unrealized loss on silver bullion	—	—	(959,113)	—
Market value reserve	—	(571,784)	—	—

Ending balance	218,399.7	$2,356,533	$2,356,533	$(17,207)

B.	Redeemable Capital Shares

Shares of the Trust are classified as “redeemable” for balance sheet purposes, since they are subject to redemption. Trust shares are issued and redeemed continuously in aggregations of 50,000 shares in exchange for silver bullion rather than cash. Individual investors cannot purchase or redeem shares in direct transactions with the Trust. The Trust only transacts with registered broker-dealers eligible to settle securities transactions through the book-entry facilities of the Depository Trust Company and which have entered into a contractual arrangement with the Trust and the Sponsor governing, among other matters, the creation and redemption processes (such broker-dealers are the “Authorized Participants”). Holders of shares of the Trust may redeem their shares at any time acting through an Authorized Participant and in the prescribed aggregations of 50,000 shares; provided, that redemptions of shares may be suspended during any period while regular trading on NYSE Arca is suspended or restricted, or in which an emergency exists as a result of which delivery, disposal or evaluation of silver is not reasonably practicable.

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

Net asset value is computed by deducting all accrued fees, expenses and other liabilities of the Trust, including the Sponsor’s fees, from the fair value of the silver bullion held by the Trust.

On July 11, 2008, the Board of Directors of the Sponsor authorized a ten-for-one split of the shares of the Trust for shareholders of record as of the close of business on July 21, 2008, payable after the close of trading on July 23, 2008. All share and per share amounts are restated to reflect the ten-for-one share split.

Activity in redeemable capital shares is as follows (all balances in 000’s):

	Three Months Ended March 31, 2009		Year Ended December 31, 2008
	Shares	Amount	Shares	Amount
Beginning balance	221,250	$2,355,598	152,000	$2,224,932
Shares issued	58,400	730,272	94,500	1,438,131
Shares redeemed	(9,100)	(118,686)	(25,250)	(316,791)
Redemption value adjustment	—	528,494	—	(990,674)

Ending balance	270,550	$3,495,678	221,250	$2,355,598

C.	Federal Income Taxes

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

Substantially all of the Trust’s assets are holdings of silver bullion, which creates a concentration risk associated with fluctuations in the price of silver. Accordingly, a decline in the price of silver will have an adverse effect on the value of the shares of the Trust. Factors that may have the effect of causing a decline in the price of silver include a change in economic conditions (such as a recession), an increase in the hedging activities of silver producers, and changes in the attitude towards silver of speculators, investors and other market participants.

3.	SUBSEQUENT EVENT

On April 9, 2009, Barclays Global Investors UK Holdings Limited, the parent company of the Sponsor of the Trust, entered into an agreement which contemplates the sale of its interest in the Sponsor and certain affiliated entities to Blue Sparkle, L.P., a Cayman Islands limited partnership. Blue Sparkle, L.P. is an investment vehicle for private equity funds affiliated with CVC Capital Partners Group SICAV-FIS S.A., a private equity and investment advisory firm. The sale is subject to certain regulatory approvals and other conditions.

It is not expected that the change of ownership of the Sponsor will affect the Trust, its shareholders, or an investment in its shares.

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

Introduction

The iShares® Silver Trust (the “Trust”) is a grantor trust formed under the laws of the State of New York. The Trust does not have any officers, directors, or employees, and is administered by The Bank of New York Mellon (the “Trustee”) acting as trustee pursuant to a Depositary Trust Agreement between the Trustee and Barclays Global Investors International, Inc., the sponsor of the Trust (the “Sponsor”). The Trust issues shares representing fractional undivided beneficial interests in its net assets. The assets of the Trust consist primarily of silver bullion held by a custodian as an agent of the Trust and responsible only to the Trustee.

The Trust is a passive investment vehicle, and the objective of the Trust is merely for the value of each share to approximately reflect, at any given time, the price of silver bullion owned by the Trust less the Trust’s liabilities (anticipated to be principally for accrued operating expenses) divided by the number of outstanding shares. The Trust does not engage in any activities designed to obtain a profit from, or ameliorate losses caused by, changes in the price of silver.

The Trust issues and redeems shares only in exchange for silver, only in aggregations of 50,000 shares or integral multiples thereof (each a “Basket”), and only in transactions with registered broker-dealers that have previously entered into an agreement with the Trust governing the terms and conditions of such issuance (such dealers, the “Authorized Participants”). A list of current Authorized Participants is available from the Sponsor or the Trustee.

On July 11, 2008, the Board of Directors of the Sponsor authorized a ten-for-one split of the shares of the Trust for shareholders of record as of the close of business on July 21, 2008, payable after the close of trading on July 23, 2008. All share and per share amounts are restated to reflect the ten-for-one share split.

Shares of the Trust trade on NYSE Arca under the symbol “SLV.”

On April 9, 2009, Barclays Global Investors UK Holdings Limited, the parent company of the Sponsor of the Trust, entered into an agreement which contemplates the sale of its interest in the Sponsor and certain affiliated entities to Blue Sparkle, L.P., a Cayman Islands limited partnership. Blue Sparkle, L.P. is an investment vehicle for private equity funds affiliated with CVC Capital Partners Group SICAV-FIS S.A., a private equity and investment advisory firm. The sale is subject to certain regulatory approvals and other conditions.

It is not expected that the change of ownership of the Sponsor will affect the Trust, its shareholders, or an investment in its shares.

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

Critical Accounting Estimates

The financial statements and accompanying notes are prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements relies on estimates and assumptions that impact the Trust’s financial position and results of operations. These estimates and assumptions affect the Trust’s application of accounting policies. Below we describe the valuation of silver bullion, a critical accounting policy that we believe is important to understanding our results of operations and financial position. In addition, please refer to Note 1 to the Financial Statements for further discussion of our accounting policies.

Valuation of Silver Bullion

Silver bullion held by the Trust is recorded at the lower of cost or market. For purposes of this calculation, market values are based on The London Fix. Should the market value of the silver bullion held be lower than its average cost, an adjustment of value below cost (“market value reserve”) is recorded by the Trust and The London Fix is used as the value for financial statement purposes. Should the market value of the silver held increase subsequent to the market value reserve being recorded, a “market value recovery” is recorded by the Trust. As indicated above, The London Fix is also used to value silver bullion held for purposes of calculating the net asset value of the Trust, which in turn is used for the calculation of the redemption value of outstanding Trust shares.

There are other indicators of the value of silver bullion that are available that could be different than that chosen by the Trust. The London Fix is used since it is commonly used by the U.S. silver market as an indicator of the value of silver, and is required by the Depositary Trust Agreement. The use of an indicator of value of silver bullion other than The London Fix could result in materially different fair value pricing of the silver in the Trust, and as such, could result in different lower of cost or market adjustments or in different redemption value adjustments of the outstanding redeemable capital shares.

The Quarter Ended March 31, 2009

The Trust’s net assets grew from $2,355,597,515 at December 31, 2008 to $3,495,678,416 at March 31, 2009, a 48.40% increase. The increase in the Trust’s net assets resulted primarily from a increase in The London Fix price, which rose 21.50% from $10.79 at December 31, 2008 to $13.11 at March 31, 2009 and an increase in outstanding shares, which rose from 221,250,000 shares at December 31, 2008 to 270,550,000 shares at March 31, 2009, a consequence of 58,400,000 shares (1,168 Baskets) being created and 9,100,000 (182 Baskets) shares being redeemed during the quarter.

The 21.31% increase in the Trust’s net asset value per outstanding share from $10.65 at December 31, 2008 to $12.92 at March 31, 2009 directly relates to an increase in The London Fix price, which rose 21.50%.

The Trust’s net asset value per share increased slightly less than the price of silver on a percentage basis due to the Sponsor’s fees, which were $3,807,821 for the quarter, or 0.12% of the Trust’s average weighted assets of $3,101,125,466 during the quarter. The net asset value per share of $14.19 on February 24, 2009 was the highest during the quarter, compared with a low during the quarter of $10.37 on January 15, 2009. The net asset value of the Trust is obtained by subtracting the Trust’s expenses and liabilities on any day from the value of the silver owned by the Trust on that day; the net asset value per share is obtained by dividing the net asset value of the Trust on a given day by the number of shares outstanding on that date.

Net income for the three months ended March 31, 2009 was $528,494,269, resulting from a market value recovery of $532,913,873, offset by a net loss of $277,552 on the sale of silver to pay expenses, a net loss of $334,231 on silver distributed for the redemption of shares, and Sponsor’s fees of $3,807,821. Other than the Sponsor’s fees the Trust had no expenses during the quarter.

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

There were no changes in the Trust’s internal control over financial reporting that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, the Trust’s internal control over financial reporting.

Item 4T.	Controls and Procedures

Not applicable

Part II—Other Information

Item 1.	Legal Proceedings

None.

Item 1A.	Risk Factors

There have been no material changes to Risk Factors since last reported under Part I, Item 1A of the registrant’s Annual Report on Form 10-K for the year ended on December 31, 2008, filed with the Securities and Exchange Commission on February 27, 2009.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

a)	None.

b)	Not applicable.

c)	For the quarter ended March 31, 2009, 1,168 Baskets (58,400,000 shares) have been created, and 182 Baskets (9,100,000 shares) have been redeemed as follows:

Period	Total Number of Shares Redeemed	Average Ounces of Silver Per Share
01/01/09 to 01/31/09	—	—
02/01/09 to 02/28/09	6,400,000	0.9860
03/01/09 to 03/31/09	2,700,000	0.9859

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Submission of Matters to a Vote of Security Holders

None.

Item 5.	Other Information

None.

Item 6.	Exhibits

Exhibit No.	Description
4.1	Depositary Trust Agreement	Incorporated by reference to Exhibit 4.1 filed with Registration Statement No. 333-125920 on April 24, 2006

4.2	Standard Terms for Authorized Participant Agreements	Incorporated by reference to Exhibit 4.2 filed with Registration Statement No. 333-156506 on December 30, 2008

10.1	Custodian Agreement	Incorporated by reference to Exhibit 10.1 filed with Registration Statement No. 333-156506 on December 30, 2008

10.2	Sub-license Agreement	Incorporated by reference to Exhibit 10.2 filed with Registration Statement No. 333-156506 on December 30, 2008

10.3	Amendment No. 1 to Custodian Agreement	Incorporated by reference to Exhibit 10.3 filed with Registration Statement No. 333-137621 on September 27, 2006

31.1	Certification by Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification by Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification by Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned in the capacities* indicated thereunto duly authorized.

Barclays Global Investors International, Inc.

Sponsor of the iShares® Silver Trust (Registrant)

/s/ Lee T. Kranefuss
Lee T. Kranefuss Chief Executive Officer (Principal executive officer) Date: May 11, 2009

/s/ Michael A. Latham
Michael A. Latham Chief Financial Officer (Principal financial and accounting officer) Date: May 11, 2009

*	The Registrant is a trust and the persons are signing in their capacities as officers of Barclays Global Investors International, Inc., the Sponsor of the Registrant.