Form 10-Q
period 2009-06-30
iShares Silver Trust
filed 2009-08-06
CIK 1330568

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended June 30, 2009.

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from _____ to _____.

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☒	Accelerated filer ☐

Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

i

Part I—Financial Information

Item 1.	Financial Statements

iShares® Silver Trust

Balance Sheets

At June 30, 2009 (Unaudited) and December 31, 2008

(Dollar amounts in $000’s)	June 30, 2009	December 31, 2008
ASSETS
Current assets
Silver bullion inventory (fair value of $3,910,319 and $2,356,533, respectively)	$3,739,933	$2,928,317
Market value reserve (Note 2B)	—	(571,784)

TOTAL ASSETS	$3,739,933	$2,356,533

LIABILITIES, REDEEMABLE CAPITAL SHARES AND SHAREHOLDERS’ EQUITY (DEFICIT)
Current liabilities
Sponsor’s fees payable	$1,685	$935

Total liabilities	1,685	935
Commitments and contingent liabilities (Note 5)	—	—
Redeemable capital shares, no par value, unlimited amount authorized (at redemption value) – 284,850,000 issued and outstanding at June 30, 2009 and 221,250,000 issued and outstanding at December 31, 2008	3,908,634	2,355,598
Shareholder’s equity (deficit)	(170,386)	—

TOTAL LIABILITIES, REDEEMABLE CAPITAL SHARES AND SHAREHOLDERS’ EQUITY (DEFICIT)	$3,739,933	$2,356,533

See notes to the financial statements.

iShares® Silver Trust

Income Statements (Unaudited)

For the three and six months ended June 30, 2009 and 2008

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollar amounts in $000’s, except for per share amounts)	2009	2008	2009	2008
Revenues
Proceeds from sales of silver to pay expenses	$4,422	$4,162	$7,717	$7,265
Cost of silver sold to pay expenses	(4,323)	(3,302)	(7,896)	(5,538)

Gain (loss) on sales of silver to pay expenses	99	860	(179)	1,727
Gain (loss) on silver distributed for the redemption of shares	(277)	10,879	(611)	18,844

Total gain (loss) on sales and distributions of silver	(178)	11,739	(790)	20,571
Market value recovery (Note 2B)	38,870	—	571,784	—

Total revenues	38,692	11,739	570,994	20,571
Expenses
Sponsor’s fees	(4,659)	(4,063)	(8,467)	(7,717)

Total expenses	(4,659)	(4,063)	(8,467)	(7,717)

NET INCOME	$34,033	$7,676	$562,527	$12,854

Net income per share (Note 2C)	$0.12	$0.04	$2.14	$0.07
Weighted-average shares outstanding (Note 2C)	276,922,527	191,912,088	263,348,343	180,096,154

See notes to the financial statements.

iShares® Silver Trust

Statements of Changes in Shareholders’ Equity (Deficit)

For the six months ended June 30, 2009 (Unaudited)

and the year ended December 31, 2008

(Dollar amounts in $000’s)	Six Months Ended June 30, 2009	Year Ended December 31, 2008
Shareholders’ equity (deficit) – beginning of period	$—	$(387,329)
Net income (loss)	562,527	(603,345)
Adjustment of redeemable shares to redemption value	(732,913)	990,674

Shareholders’ equity (deficit) – end of period	$(170,386)	$—

See notes to the financial statements.

iShares® Silver Trust

Statements of Cash Flows (Unaudited)

For the six months ended June 30, 2009 and 2008

	Six Months Ended June 30,
(Dollar amounts in $000’s)	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES:
Proceeds from sales of silver	$7,717	$7,265
Expenses – Sponsor’s fee paid	(7,717)	(7,265)

Net cash provided by operating activities	—	—

Increase (decrease) in cash	—	—
Cash, beginning of period	—	—

Cash, end of period	$—	$—

RECONCILIATION OF NET INCOME TO NET CASH PROVIDED BY OPERATING ACTIVITIES:
Net income	$562,527	$12,854
Adjustments to reconcile net income to net cash provided by operating activities:
(Gain) loss on silver distributed for the redemption of shares	611	(18,844)
Cost of silver sold to pay expenses	7,896	5,538
Increase in Sponsor’s fees payable	750	452
Market value recovery (Note 2B)	(571,784)	—

Net cash provided by operating activities	$—	$—

Supplemental disclosure of non-cash information:
Carrying value of silver received for creation of shares	$964,637	$824,720
Carrying value of silver distributed for redemption of shares, at average cost	$(145,125)	$(64,649)

See notes to the financial statements.

NOTES TO THE FINANCIAL STATEMENTS

As of June 30, 2009 (Unaudited)

1 – Organization

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

On June 16, 2009, the Board of Directors of Barclays PLC (“Barclays”), the ultimate parent company of the Sponsor of the Trust, accepted a binding offer and entered into an agreement to sell its interests in the Sponsor and certain affiliated companies to BlackRock, Inc. (the “BlackRock Transaction”). The BlackRock Transaction is subject to certain regulatory approvals, as well as other conditions to closing. The previously announced agreement, providing for the sale by Barclays of its interests in the Sponsor and certain affiliated companies to a holding company of CVC Capital Partners Group SICAV-FIS S.A., was terminated in connection with the BlackRock Transaction.

It is not expected that the BlackRock Transaction will materially affect the Trust, its shareholders, or an investment in its shares.

The accompanying unaudited financial statements were prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and with the instructions for Form 10-Q and the rules and regulations of the U.S. Securities and Exchange Commission (the “SEC”). In the opinion of management, all material adjustments, consisting only of normal recurring adjustments, considered necessary for a fair statement of the interim period financial statements have been made. Interim period results are not necessarily indicative of results for a full-year period. These financial statements and the notes thereto should be read in conjunction with the Trust’s financial statements included in its Annual Report on Form 10-K for the year ended December 31, 2008 as filed with the SEC on February 27, 2009.

2 – Summary of Significant Accounting Policies

A.	Basis of Accounting

The following is a summary of significant accounting policies consistently followed by the Trust in the preparation of its financial statements. The policies are in conformity U.S. GAAP. The preparation of financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates and these differences could be material.

B.	Silver Bullion

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

The following table summarizes activity in silver bullion during the three months ended June 30, 2009 (all balances in 000’s):

	Ounces	Average Cost	Fair Value	Realized Gain (Loss)
Beginning balance	266,752.6	$3,497,126	$3,497,126	—
Silver contributed	16,054.0	234,365	234,365	—
Silver distributed	(1,970.1)	(26,105)	(25,828)	$(277)
Silver sold	(325.8)	(4,323)	(4,422)	99
Adjustment for realized loss	—	—	(178)	—
Adjustment for unrealized gain on silver bullion	—	—	209,256	—
Market value recovery	—	38,870	—	—

Ending balance	280,510.7	$3,739,933	$3,910,319	$(178)

The following table summarizes activity in silver bullion for the six months ended June 30, 2009 (all balances in 000’s):

	Ounces	Average Cost	Fair Value	Realized Gain (Loss)
Beginning balance	218,399.7	$2,356,533	$2,356,533	—
Silver contributed	73,648.0	964,637	964,637	—
Silver distributed	(10,942.5)	(145,125)	(144,514)	$(611)
Silver sold	(594.5)	(7,896)	(7,717)	(179)
Adjustment for realized loss	—	—	(790)	—
Adjustment for unrealized gain on silver bullion	—	—	742,170	—
Market value recovery	—	571,784	—	—

Ending balance	280,510.7	$3,739,933	$3,910,319	$(790)

C.	Redeemable Capital Shares

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

Activity in redeemable capital shares is as follows (all balances in 000’s):

	Three Months Ended June 30, 2009		Six Months Ended June 30, 2009
	Shares	Amount	Shares	Amount
Beginning balance	270,550	$3,495,678	221,250	$2,355,598
Shares issued	16,300	234,365	74,700	964,637
Shares redeemed	(2,000)	(25,828)	(11,100)	(144,514)
Redemption value adjustment	—	204,419	—	732,913

Ending balance	284,850	$3,908,634	284,850	$3,908,634

D.	Federal Income Taxes

The Trust is treated as a “grantor trust” for federal income tax purposes and, therefore, no provision for federal income taxes is required. Any interest and gains and losses are deemed “passed through” to the holders of shares of the Trust.

E.	Current Accounting Developments

In June 2009, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 168, The FASB Accounting Standards Codification™ and the Hierarchy of Generally Accepted Accounting Principles – a replacement of FASB Statement No. 162 (“FAS 168”). FAS 168 establishes the FASB Accounting Standards Codification™ as the source of authoritative U.S. GAAP recognized by the FASB to be applied in the preparation of financial statements by nongovernmental entities. This statement is effective for financial statements issued for interim and annual periods ending after September 15, 2009. The Trust is currently evaluating the impact that FAS 168 may have on its financial statements.

3 – Expenses

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

4 – Related Parties

The Sponsor and the Trustee are considered to be related parties to the Trust. The Trustee’s fee is paid by the Sponsor and is not a separate expense of the Trust.

5 – Indemnification

Under the Trust’s organizational documents, the Sponsor is indemnified against liabilities or expenses it incurs without negligence, bad faith or willful misconduct on its part. The Trust’s maximum exposure under these arrangements is unknown, as this would involve future claims that may be made against the Trust that have not yet occurred.

6 – Concentration Risk

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

7 – Review for Subsequent Events

In connection with the preparation of the financial statements of the Trust as of and for the period ended June 30, 2009, events and transactions subsequent to June 30, 2009 through August 6, 2009, the date the financial statements were issued, have been evaluated by management for possible adjustment and/or disclosure. No subsequent events requiring financial statement disclosure have been identified.

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

Introduction

The iShares® Silver Trust (the “Trust”) is a grantor trust formed under the laws of the State of New York. The Trust does not have any officers, directors, or employees, and is administered by The Bank of New York Mellon (the “Trustee”) acting as trustee pursuant to the Depositary Trust Agreement (“Trust Agreement”) between the Trustee and Barclays Global Investors International, Inc., the sponsor of the Trust (the “Sponsor”). The Trust issues shares representing fractional undivided beneficial interests in its net assets. The assets of the Trust consist primarily of silver bullion held by a custodian as an agent of the Trust and responsible only to the Trustee.

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

On June 16, 2009, the Board of Directors of Barclays PLC (“Barclays”), the ultimate parent company of the Sponsor of the Trust, accepted a binding offer and entered into an agreement to sell its interests in the Sponsor and certain affiliated companies to BlackRock, Inc. (the “BlackRock Transaction”). The BlackRock Transaction is subject to certain regulatory approvals, as well as other conditions to closing. The previously announced agreement, providing for the sale by Barclays of its interests in the Sponsor and certain affiliated companies to a holding company of CVC Capital Partners Group SICAV-FIS S.A., was terminated in connection with the BlackRock Transaction.

It is not expected that the BlackRock Transaction will materially affect the Trust, its shareholders, or an investment in its shares.

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

Critical Accounting Estimates

The financial statements and accompanying notes are prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements relies on estimates and assumptions that impact the Trust’s financial position and results of operations. These estimates and assumptions affect the Trust’s application of accounting policies. Below we describe the valuation of silver bullion, a critical accounting policy that we believe is important to understanding our results of operations and financial position. In addition, please refer to Note 2 to the Financial Statements for further discussion of our accounting policies.

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

There are other indicators of the value of silver bullion that are available that could be different than that chosen by the Trust. The London Fix is used since it is commonly used by the U.S. silver market as an indicator of the value of silver, and is required by the Trust Agreement. The use of an indicator of value of silver bullion other than The London Fix could result in materially different fair value pricing of the silver in the Trust, and as such, could result in different lower of cost or market adjustments or in different redemption value adjustments of the outstanding redeemable capital shares.

The Quarter Ended June 30, 2009

The Trust’s net assets grew from $3,495,678,416 at March 31, 2009 to $3,908,633,789 at June 30, 2009, an 11.81% increase. The increase in the Trust’s net assets resulted primarily from a increase in The London Fix price, which rose 6.33% from $13.11 at March 31, 2009 to $13.94 at June 30, 2009 and an increase in outstanding shares, which rose from 270,550,000 shares at March 31, 2009 to 284,850,000 shares at June 30, 2009, a consequence of 16,300,000 shares (326 Baskets) being created and 2,000,000 shares (40 Baskets) being redeemed during the quarter.

The 6.19% increase in the Trust’s net asset value per outstanding share from $12.92 at March 31, 2009 to $13.72 at June 30, 2009 directly relates to an increase in The London Fix price, which rose 6.33%.

The Trust’s net asset value per share increased slightly less than the price of silver on a percentage basis due to the Sponsor’s fees, which were $4,659,190 for the quarter, or 0.12% of the Trust’s average weighted assets of $3,741,520,418 during the quarter. The net asset value per share of $15.73 on June 3, 2009 was the highest during the quarter, compared with a low during the quarter of $11.80 on April 17, 2009. The net asset value of the Trust is obtained by subtracting the Trust’s expenses and liabilities on any day from the value of the silver owned by the Trust on that day; the net asset value per share is obtained by dividing the net asset value of the Trust on a given day by the number of shares outstanding on that date.

Net income for the three months ended June 30, 2009 was $34,032,625, resulting from a net gain of $98,595 on the sale of silver to pay expenses and a market value recovery of $38,870,029, offset by, a net loss of $276,809 on silver distributed for the redemption of shares and Sponsor’s fees of $4,659,190. Other than the Sponsor’s fees the Trust had no expenses during the quarter.

The Six Months Ended June 30, 2009

The Trust’s net assets grew from $2,355,597,515 at December 31, 2008 to $3,908,633,789 at June 30, 2009, a 65.93% increase. The increase in the Trust’s net assets resulted primarily from a increase in The London Fix price, which rose 29.19% from $10.79 at December 31, 2008 to $13.94 at June 30, 2009 and an increase in outstanding shares, which rose from 221,250,000 shares at December 31, 2008 to 284,850,000 shares at June 30, 2009, a consequence of 74,700,000 shares (1,494 Baskets) being created and 11,100,000 (222 Baskets) shares being redeemed during the period.

The 28.83% increase in the Trust’s net asset value per outstanding share from $10.65 at December 31, 2008 to $13.72 at June 30, 2009 directly relates to an increase in The London Fix price, which rose 29.19%.

The Trust’s net asset value per share increased slightly less than the price of silver on a percentage basis due to the Sponsor’s fees, which were $8,467,011 for the period, or 0.25% of the Trust’s average weighted assets of $3,423,091,989 during the period. The net asset value per share of $15.73 on June 3, 2009 was the highest during the period, compared with a low during the period of $10.37 on January 15, 2009. The net asset value of the Trust is obtained by subtracting the Trust’s expenses and liabilities on any day from the value of the silver owned by the Trust on that day; the net asset value per share is obtained by dividing the net asset value of the Trust on a given day by the number of shares outstanding on that date.

Net income for the six months ended June 30, 2009 was $562,526,894, resulting from a market value recovery of $571,783,902, offset by a net loss of $178,957 on the sale of silver to pay expenses, a net loss of $611,040 on silver distributed for the redemption of shares, and Sponsor’s fees of $8,467,011. Other than the Sponsor’s fees the Trust had no expenses during the period.

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

Item 4T. Controls and Procedures

Not applicable

Part II—Other Information

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

There have been no material changes to the Risk Factors last reported under Part I, Item 1A of the registrant’s Annual Report on Form 10-K for the year ended December 31, 2008, filed with the Securities and Exchange Commission on February 27, 2009.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

a)	None.

b)	Not applicable.

c)	For the quarter ended June 30, 2009, 326 Baskets (16,300,000 shares) have been created, and 40 Baskets (2,000,000 shares) have been redeemed as follows:

Period	Total Number of Shares Redeemed	Average Ounces of Silver Per Share
04/01/09 to 04/30/09	—	—
05/01/09 to 05/31/09	2,000,000	0.9851
06/01/09 to 06/30/09	—	—

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

Barclays Global Investors International, Inc.

Sponsor of the iShares® Silver Trust (Registrant)

/s/ Lee T. Kranefuss
Lee T. Kranefuss Chief Executive Officer (Principal executive officer) Date: August 6, 2009

/s/ Michael A. Latham
Michael A. Latham Chief Financial Officer (Principal financial and accounting officer) Date: August 6, 2009

*	The Registrant is a trust and the persons are signing in their capacities as officers of Barclays Global Investors International, Inc., the Sponsor of the Registrant.