Form 10-Q
period 2009-09-30
iShares Silver Trust
filed 2009-11-06
CIK 1330568

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2009.

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

Part I – Financial Information

Item 1.	Financial Statements

iShares® Silver Trust

Balance Sheets

At September 30, 2009 (Unaudited) and December 31, 2008

(Dollar amounts in $000’s)	September 30, 2009	December 31, 2008
ASSETS
Current assets
Silver bullion inventory (fair value of $4,547,178 and $2,356,533, respectively)	$3,687,404	$2,928,317
Market value reserve (Note 2B)	—	(571,784)

TOTAL ASSETS	$3,687,404	$2,356,533

LIABILITIES, REDEEMABLE CAPITAL SHARES AND SHAREHOLDERS’ EQUITY (DEFICIT)
Current liabilities
Sponsor’s fees payable	$1,880	$935

Total liabilities	1,880	935

Commitments and contingent liabilities (Note 5)	—	—
Redeemable capital shares, no par value, unlimited amount authorized (at redemption value) – 281,050,000 issued and outstanding at September 30, 2009 and 221,250,000 issued and outstanding at December 31, 2008	4,545,298	2,355,598
Shareholders’ equity (deficit)	(859,774)	—

TOTAL LIABILITIES, REDEEMABLE CAPITAL SHARES AND SHAREHOLDERS’ EQUITY (DEFICIT)	$3,687,404	$2,356,533

See notes to the financial statements.

iShares® Silver Trust

Income Statements (Unaudited)

For the three and nine months ended September 30, 2009 and 2008

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollar amounts in $000’s, except for per share amounts)	2009	2008	2009	2008
Revenues
Proceeds from sales of silver to pay expenses	$5,001	$4,114	$12,718	$11,379
Cost of silver sold to pay expenses	(4,690)	(3,464)	(12,586)	(9,002)

Gain on sales of silver to pay expenses	311	650	132	2,377
Gain on silver distributed for the redemption of shares	19,617	2,748	19,006	21,592

Total gain on sales and distributions of silver	19,928	3,398	19,138	23,969
Market value recovery (Note 2B)	—	—	571,784	—

Total revenues	19,928	3,398	590,922	23,969
Expenses
Sponsor’s fees	(5,196)	(3,851)	(13,663)	(11,568)
Market value reserve (Note 2B)	—	(123,379)	—	(123,379)

Total expenses	(5,196)	(127,230)	(13,663)	(134,947)

NET INCOME (LOSS)	$14,732	$(123,832)	$577,259	$(110,978)

Net income (loss) per share	$0.05	$(0.60)	$2.13	$(0.59)
Weighted-average shares outstanding	285,969,565	206,354,348	270,971,612	188,912,774

See notes to the financial statements.

iShares® Silver Trust

Statements of Changes in Shareholders’ Equity (Deficit)

For the nine months ended September 30, 2009 (Unaudited)

and the year ended December 31, 2008

(Dollar amounts in $000’s)	Nine Months Ended September 30, 2009	Year Ended December 31, 2008
Shareholders’ equity (deficit) – beginning of period	$—	$(387,329)
Net income (loss)	577,259	(603,345)
Adjustment of redeemable shares to redemption value	(1,437,033)	990,674

Shareholders’ equity (deficit) – end of period	$(859,774)	$—

See notes to the financial statements.

iShares® Silver Trust

Statements of Cash Flows (Unaudited)

For the nine months ended September 30, 2009 and 2008

	Nine Months Ended September 30,
(Dollar amounts in $000’s)	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES:
Proceeds from sales of silver	$12,718	$11,379
Expenses – Sponsor’s fee paid	(12,718)	(11,379)

Net cash provided by operating activities	—	—

Increase (decrease) in cash	—	—
Cash, beginning of period	—	—

Cash, end of period	$—	$—

RECONCILIATION OF NET INCOME (LOSS) TO NET CASH PROVIDED BY OPERATING ACTIVITIES:
Net income (loss)	$577,259	$(110,978)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
(Gain) loss on silver distributed for the redemption of shares	(19,006)	(21,592)
Cost of silver sold to pay expenses	12,586	9,002
Increase in Sponsor’s fees payable	945	189
Market value reserve (recovery) (Note 2B)	(571,784)	123,379

Net cash provided by operating activities	$—	$—

Supplemental disclosure of non-cash information:
Carrying value of silver received for creation of shares	$1,038,742	$1,341,945
Carrying value of silver distributed for redemption of shares, at average cost	$(267,069)	$(193,792)

See notes to the financial statements.

NOTES TO THE FINANCIAL STATEMENTS

As of September 30, 2009 (Unaudited)

1 - Organization

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

2 - Summary of Significant Accounting Policies

A.	Basis of Accounting

The following is a summary of significant accounting policies consistently followed by the Trust in the preparation of its financial statements. The policies are in conformity with U.S. GAAP. The preparation of financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates and these differences could be material.

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

The following table summarizes activity in silver bullion during the three months ended September 30, 2009 (all balances in 000’s):

	Ounces	Average Cost	Fair Value	Realized Gain (Loss)
Beginning balance	280,510.7	$3,739,933	$3,910,319	—
Silver contributed	5,411.1	74,105	74,105	—
Silver distributed	(9,145.7)	(121,944)	(141,561)	$19,617
Silver sold	(351.9)	(4,690)	(5,001)	311
Adjustment for realized gain	—	—	19,928	—
Adjustment for unrealized gain on silver bullion	—	—	689,388	—
Market value recovery	—	—	—	—

Ending balance	276,424.2	$3,687,404	$4,547,178	$19,928

The following table summarizes activity in silver bullion for the nine months ended September 30, 2009 (all balances in 000’s):

	Ounces	Average Cost	Fair Value	Realized Gain (Loss)
Beginning balance	218,399.7	$2,356,533	$2,356,533	—
Silver contributed	79,059.1	1,038,742	1,038,742	—
Silver distributed	(20,088.2)	(267,069)	(286,075)	$19,006
Silver sold	(946.4)	(12,586)	(12,718)	132
Adjustment for realized gain	—	—	19,138	—
Adjustment for unrealized gain on silver bullion	—	—	1,431,558	—
Market value recovery	—	571,784	—	—

Ending balance	276,424.2	$3,687,404	$4,547,178	$19,138

C.	Redeemable Capital Shares

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

Activity in redeemable capital shares is as follows (all balances in 000’s):

	Three Months Ended September 30, 2009		Nine Months Ended September 30, 2009
	Shares	Amount	Shares	Amount
Beginning balance	284,850	$3,908,634	221,250	$2,355,598
Shares issued	5,500	74,105	80,200	1,038,742
Shares redeemed	(9,300)	(141,561)	(20,400)	(286,075)
Redemption value adjustment	—	704,120	—	1,437,033

Ending balance	281,050	$4,545,298	281,050	$4,545,298

D.	Federal Income Taxes

The Trust is treated as a “grantor trust” for federal income tax purposes and, therefore, no provision for federal income taxes is required. Any interest and gains and losses are deemed “passed through” to the holders of shares of the Trust.

3 - Expenses

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

4 - Related Parties

The Sponsor and the Trustee are considered to be related parties to the Trust. The Trustee’s fee is paid by the Sponsor and is not a separate expense of the Trust.

5 - Indemnification

Under the Trust’s organizational documents, the Sponsor is indemnified against liabilities or expenses it incurs without negligence, bad faith or willful misconduct on its part. The Trust’s maximum exposure under these arrangements is unknown, as this would involve future claims that may be made against the Trust that have not yet occurred.

6 - Concentration Risk

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

7 - Review for Subsequent Events

In connection with the preparation of the financial statements of the Trust as of and for the period ended September 30, 2009, events and transactions subsequent to September 30, 2009 through November 6, 2009, the date the financial statements were issued, have been evaluated by management for possible adjustment and/or disclosure. No subsequent events requiring financial statement disclosure have been identified.

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

Introduction

The iShares® Silver Trust (the “Trust”) is a grantor trust formed under the laws of the State of New York. The Trust does not have any officers, directors, or employees, and is administered by The Bank of New York Mellon (the “Trustee”) acting as trustee pursuant to the Depositary Trust Agreement (“Trust Agreement”) between the Trustee and Barclays Global Investors International Inc., the sponsor of the Trust (the “Sponsor”). The Trust issues shares representing fractional undivided beneficial interests in its net assets. The assets of the Trust consist primarily of silver bullion held by a custodian as an agent of the Trust and responsible only to the Trustee.

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

The Quarter Ended September 30, 2009

The Trust’s net asset value grew from $3,908,633,789 at June 30, 2009 to $4,545,298,112 at September 30, 2009, a 16.29% increase. The increase in the Trust’s net asset value resulted primarily from an increase in The London Fix price, which rose 18.01% from $13.94 at June 30, 2009 to $16.45 at September 30, 2009. The increase in the Trust’s net asset value was partially offset by a decrease in outstanding shares, which fell from 284,850,000 shares at June 30, 2009 to 281,050,000 shares at September 30, 2009, a consequence of 5,500,000 shares (110 Baskets) being created and 9,300,000 shares (186 Baskets) being redeemed during the quarter.

The 17.86% increase in the Trust’s net asset value per outstanding share from $13.72 at June 30, 2009 to $16.17 at September 30, 2009 directly relates to an increase in The London Fix price, which rose 18.01%.

The Trust’s net asset value per share increased slightly less than the price of silver on a percentage basis due to the Sponsor’s fees, which were $5,196,213 for the quarter, or 0.13% of the Trust’s average weighted assets of $4,130,605,418 during the quarter. The net asset value per share of $17.09 on September 17, 2009 was the highest during the quarter, compared with a low during the quarter of $12.27 on July 13, 2009. The net asset value of the Trust is obtained by subtracting the Trust’s expenses and liabilities on any day from the value of the silver owned by the Trust on that day; the net asset value per share is obtained by dividing the net asset value of the Trust on a given day by the number of shares outstanding on that date.

Net income for the quarter ended September 30, 2009 was $14,732,097, resulting from a net gain of $311,324 on the sale of silver to pay expenses, a net gain of $19,616,986 on silver distributed for the redemption of shares offset by Sponsor’s fees of $5,196,213. Other than the Sponsor’s fees the Trust had no expenses during the quarter.

The Nine Months Ended September 30, 2009

The Trust’s net asset value grew from $2,355,597,515 at December 31, 2008 to $4,545,298,112 at September 30, 2009, a 92.96% increase. The increase in the Trust’s net asset value resulted primarily from an increase in The London Fix price, which rose 52.46% from $10.79 at December 31, 2008 to $16.45 at September 30, 2009 and an increase in outstanding shares, which rose from 221,250,000 shares at December 31, 2008 to 281,050,000 shares at September 30, 2009, a consequence of 80,200,000 shares (1,604 Baskets) being created and 20,400,000 shares (408 Baskets) being redeemed during the period.

The 51.83% increase in the Trust’s net asset value per outstanding share from $10.65 at December 31, 2008 to $16.17 at September 30, 2009 directly relates to an increase in The London Fix price, which rose 52.46%.

The Trust’s net asset value per share increased slightly less than the price of silver on a percentage basis due to the Sponsor’s fees, which were $13,663,224 for the period, or 0.37% of the Trust’s average weighted assets of $3,661,521,423 during the period. The net asset value per share of $17.09 on September 17, 2009 was the highest during the period, compared with a low during the period of $10.37 on January 15, 2009. The net asset value of the Trust is obtained by subtracting the Trust’s expenses and liabilities on any day from the value of the silver owned by the Trust on that day; the net asset value per share is obtained by dividing the net asset value of the Trust on a given day by the number of shares outstanding on that date.

Net income for the nine months ended September 30, 2009 was $577,258,991, resulting from a market value recovery of $571,783,902, a net gain on the sale of silver to pay expenses of $132,367, a net gain of $19,005,946 on silver distributed for the redemption of shares, and Sponsor’s fees of $13,663,224. Other than the Sponsor’s fees the Trust had no expenses during the period.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

a)	None.

b)	Not applicable.

c)	For the quarter ended September 30, 2009, 110 Baskets (5,500,000 shares) have been created, and 186 Baskets (9,300,000 shares) have been redeemed as follows:

Period	Total Number of Shares Redeemed	Average Ounces of Silver Per Share
07/01/09 to 07/31/09	—	—
08/01/09 to 08/31/09	5,100,000	0.9836
09/01/09 to 09/30/09	4,200,000	0.9832

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Submission of Matters to a Vote of Security Holders

None.

Item 5.	Other Information

None.

Item 6.	Exhibits

Exhibit No.	Description
4.1	Depositary Trust Agreement	Incorporated by reference to Exhibit 4.1 filed with Registration Statement No. 333-125920 on April 24, 2006

4.2	Standard Terms for Authorized Participant Agreements	Incorporated by reference to Exhibit 4.2 filed with Registration Statement No. 333-156506 on December 30, 2008

10.1	Custodian Agreement	Incorporated by reference to Exhibit 10.1 filed with Registration Statement No. 333-156506 on December 30, 2008

10.2	Sub-license Agreement	Incorporated by reference to Exhibit 10.2 filed with Registration Statement No. 333-156506 on December 30, 2008

10.3	Amendment No. 1 to Custodian Agreement	Incorporated by reference to Exhibit 10.3 filed with Registration Statement No. 333-137621 on September 27, 2006

31.1	Certification by Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification by Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification by Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned in the capacities* indicated thereunto duly authorized.

Barclays Global Investors International Inc.

Sponsor of the iShares® Silver Trust (Registrant)

/s/ Lee T. Kranefuss
Lee T. Kranefuss Chief Executive Officer (Principal executive officer) Date: November 6, 2009

/s/ Michael A. Latham
Michael A. Latham Chief Financial Officer (Principal financial and accounting officer) Date: November 6, 2009

*	The Registrant is a trust and the persons are signing in their capacities as officers of Barclays Global Investors International Inc., the Sponsor of the Registrant.