Form 10-K
period 2009-12-31
iShares Silver Trust
filed 2010-02-26
CIK 1330568

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2009

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from              to

Commission file number: 001-32863

iShares® Silver Trust

(Exact name of registrant as specified in its charter)

New York	13-7474456
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

c/o BlackRock Asset Management International Inc.

400 Howard Street

San Francisco, California 94105

Attn: Product Management Team

Intermediary Investor and Exchange-Traded Products Department

(Address of principal executive offices)

(415) 670-2000

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in        Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☐

(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

As of June 30, 2009, the registrant had 284,850,000 shares outstanding. The aggregate market value of the shares held by non-affiliates was approximately $3,814,141,500.

DOCUMENTS INCORPORATED BY REFERENCE:

None.

Part I

Item 1. Business.

The purpose of iShares® Silver Trust (the “Trust”) is to own silver transferred to the Trust in exchange for shares issued by the Trust (“iShares”). Each iShare represents a fractional undivided beneficial interest in the net assets of the Trust. The assets of the Trust consist primarily of silver held by the custodian on behalf of the Trust. However, there may be situations where the Trust will unexpectedly hold cash. For example, a claim may arise against a third party, which is settled in cash. In situations where the Trust unexpectedly receives cash or other assets, no new iShares will be issued until after the record date for the distribution of such cash or other property has passed.

The Trust was formed on April 21, 2006 when an initial deposit of silver was made in exchange for the issuance of three Baskets (a “Basket” consists of 50,000 iShares).

The sponsor of the Trust is BlackRock Asset Management International Inc. (the “Sponsor”) (formerly Barclays Global Investors International Inc.). The trustee of the Trust is The Bank of New York Mellon (the “Trustee”) and the custodian is JP Morgan Chase Bank N.A., London branch (the “Custodian”). The agreement between the Trust and the Custodian is governed by English law.

The Trust’s net asset value grew from $2,355,597,515 at December 31, 2008 to $5,183,153,950 by December 31, 2009, the Trust’s fiscal year end. Outstanding shares in the Trust grew from 221,250,000 shares at December 31, 2008 to 310,700,000 shares outstanding at December 31, 2009.

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

Secondary Market Trading

While the objective of the Trust is for the value of the iShares to reflect, at any given time, the price of silver owned by the Trust at that time less the Trust’s expenses and liabilities, iShares may trade at, above or below their net asset value per iShare, or “NAV”. The NAV of iShares will fluctuate with changes in the market value of the Trust’s assets. The trading prices of iShares will fluctuate in accordance with changes in their NAV as well as market supply and demand. The amount of the discount or premium in the trading price relative to the NAV may be influenced by non-concurrent trading hours between the major silver markets and NYSE Arca. While the iShares trade on NYSE Arca until 4:00 p.m. New York time, liquidity in the market for silver may be reduced after the close of the major world silver markets, including London, Zurich and the Commodity Exchange, Inc. (“COMEX”). As a result, during this time, trading spreads, and the resulting premium or discount, on iShares may widen. However, given that Baskets of iShares can be created and redeemed in exchange for the underlying amount of silver, the Sponsor believes that the arbitrage opportunities may provide a mechanism to mitigate the effect of such premium or discount.

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

The London Bullion Market Association (“LBMA”) fixings are an open process at which market participants can transact business on the basis of a single quoted price. Three market making members of the LBMA conduct the silver fixing meeting under the chairmanship of the Bank of Nova Scotia-Scotia Mocatta by telephone at 12:00 noon (London time) each working day. The other two members of the silver fixing are Deutsche Bank AG and HSBC Bank USA N.A.(London branch). Orders executed at the fixing are conducted as principal-to-principal transactions between the client and the dealer through whom the order is placed. Clients place orders with the dealing rooms of the fixing members, who net all the orders before communicating their interest to their representative at the fixing. The metal price is then adjusted to reflect whether there are more buyers or sellers at a given price until such time as supply and demand is seen to be balanced. Orders can be changed throughout the proceedings as the price is moved higher and lower until such time as buyers’ and sellers’ orders are satisfied and the price is said to be “fixed”.

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

The Sponsor’s fee is accrued daily and paid monthly in arrears at an annualized rate equal to 0.50% of the adjusted net asset value of the Trust. The Trustee will, when directed by the Sponsor, and, in the absence of such direction, in its discretion, sell silver in such quantity and at such times as may be necessary to permit payment of the Sponsor’s fee and of Trust expenses or liabilities not assumed by the Sponsor. The Trustee is authorized to sell silver at such times and in the smallest amounts required to permit such payments as they become due, it being the intention to avoid or minimize the Trust’s holdings of assets other than silver. Accordingly, the amount of silver to be sold will vary from time to time depending on the level of the Trust’s expenses and the market price of silver. The Custodian has agreed to purchase from the Trust, at the request of the Trustee, silver needed to cover Trust expenses at a price equal to the price used by the Trustee to determine the value of the silver held by the Trust on the date of the sale.

The Sponsor earned $20,077,877 for the year ended December 31, 2009.

Deposit of Silver; Issuance of Baskets of iShares

The Trust expects to create and redeem iShares on a continuous basis but only in Baskets of 50,000 iShares. Only registered broker-dealers who have entered into written agreements with the Sponsor and the Trustee (each, an “Authorized Participant”) can deposit silver and receive Baskets of iShares in exchange. Upon the deposit of the corresponding amount of silver with the Custodian, and the payment of the Trustee’s applicable fee and of any expenses, taxes or charges (such as stamp taxes or stock transfer taxes or fees), the Trustee delivers the appropriate number of Baskets to the Depository Trust Company account of the depositing Authorized Participant. The Sponsor and the Trustee will maintain a current list of Authorized Participants. Silver deposited with the Custodian must meet the London Good Delivery Standards.

Before making a deposit, the Authorized Participant must deliver to the Trustee a written purchase order indicating the number of Baskets it intends to acquire and the location or locations where it expects to make the corresponding deposit of silver with the Custodian. The date the Trustee receives that order will determine the amount of silver the Authorized Participant needs to deposit (such amount, the “Basket Silver Amount”). However, orders received by the Trustee after 3:59 p.m. (New York time) on a business day are treated as received on the next following business day. Silver can be delivered to the Custodian in England, or at other locations that may be authorized in the future.

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

Because the Sponsor has assumed what are expected to be most of the Trust’s expenses, and the Sponsor’s fee accrues daily at the same rate (i.e., 1/365th of the net asset value of the Trust multiplied by 0.50%), in the absence of any extraordinary expenses or liabilities the amount of silver by which the Basket Silver Amount decreases each day is predictable. The Trustee intends to make available on each business day, through the same website used to disseminate the actual Basket Silver Amount, an indicative Basket Silver Amount for the next business day. Authorized Participants may use that indicative Basket Silver Amount as guidance regarding the amount of silver that they may expect to have to deposit with the Custodian in respect of purchase orders placed by them on such next business day and accepted by the Trustee. The agreement entered with each Authorized Participant provides, however, that once a purchase order has been accepted by the Trustee, the Authorized Participant will be required to deposit with the Custodian the Basket Silver Amount determined by the Trustee on the effective date of the purchase order.

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

Fees and Expenses of the Trustee

•

Each deposit of silver for the creation of Baskets of iShares and each surrender of Baskets of iShares for the purpose of withdrawing Trust property (including if the Trust Agreement terminates) must be accompanied by a payment to the Trustee of a fee of $500 (or such other fee as the Trustee, with the prior written consent of the Sponsor, may from time to time announce).

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

United States Information Reporting and Backup Withholding

The Trustee will file certain information returns with the IRS, and will provide certain tax-related information to Shareholders, in connection with the Trust. Each Shareholder will be provided with information regarding its allocable portion of the Trust’s annual income (if any) and expenses. A U.S. Shareholder may be subject to United States backup withholding tax in certain circumstances unless it provides its taxpayer identification number and complies with certain certification procedures. Non-U.S. Shareholders may have to comply with certification procedures to establish that they are not a United States person in order to avoid the information reporting and backup withholding tax requirements.

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

Because the Trust does not have any income, it needs to sell silver to cover the Sponsor’s fee and expenses not assumed by the Sponsor. The Trust may also be subject to other liabilities (for example, as a result of litigation) which have also not been assumed by the Sponsor. The only source of funds to cover those liabilities will be sales of silver held by the Trust. Even if there are no expenses other than those assumed by the Sponsor, and there are no other liabilities of the Trust, the Trustee will still need to sell silver to pay the Sponsor’s fee. The result of these sales is a decrease in the amount of silver represented by each iShare. New deposits of silver, received in exchange for new iShares issued by the Trust, do not reverse this trend.

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

For each of the quarters during the fiscal years ended December 31, 2009 and 2008, the high and low sale prices of the iShares as reported for AMEX and NYSE Arca transactions were as follows:

	Years Ended December 31,
	2009		2008
	High	Low	High	Low
First Quarter	$14.34	$10.45	$20.68	$15.05
Second Quarter	$15.75	$11.68	$18.16	$16.00
Third Quarter	$17.14	$12.50	$18.94	$10.32
Fourth Quarter	$18.89	$15.82	$12.33	$8.88

The number of Shareholders of record of the shares of the registrant as of January 29, 2010 was approximately 223.

b) Not applicable.

c) 14 Baskets (700,000 shares) were redeemed during the fourth quarter of the year ended December 31, 2009.

Period	Total Number of Shares Redeemed	Average Ounces of Silver Per Share
10/01/09 to 10/31/09	—	—
11/01/09 to 11/30/09	—	—
12/01/09 to 12/31/09	700,000.9820

Total	700,000.9820

Item 6. Selected Financial Data.

Financial Highlights (for the years ending December 31,2009, 2008, 2007, and 2006*)

(Dollar amounts in 000’s, except for per share amounts)

	December 31, 2009	December 31, 2008	December 31, 2007	December 31, 2006*
Total assets	$4,210,142	$2,356,533	$1,838,497	$1,361,819
Total gain (loss) on sales and distributions of silver	$22,817	$(17,207)	$63,042	$(4,287)
Net income (loss)	$574,523	$(603,345)	$53,914	$(191,169)
Weighted-average shares outstanding	277,269,041	196,716,940	137,510,959	90,168,627
Net income (loss) per share	$2.07	$(3.07)	$0.39	$(2.12)
Net cash flows	$—	$—	$—	$—

*	For the period from April 21, 2006 (date of inception) to December 31, 2006.

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

Introduction

The iShares® Silver Trust (the “Trust”) is a grantor trust formed under the laws of the State of New York. The Trust does not have any officers, directors, or employees, and is administered by The Bank of New York Mellon (the “Trustee”) acting as trustee pursuant to the Depositary Trust Agreement (“Trust Agreement”) between the Trustee and BlackRock Asset Management International Inc., the Sponsor of the Trust (the “Sponsor”) (formerly Barclays Global Investors International Inc.). The Trust issues shares representing fractional undivided beneficial interests in its net assets. The assets of the Trust consist primarily of silver bullion held by a custodian as an agent of the Trust and responsible only to the Trustee.

The Trust is a passive investment vehicle and the objective of the Trust is merely for the value of each share to approximately reflect, at any given time, the price of the silver bullion owned by the Trust less the Trust’s liabilities (anticipated to be principally for accrued operating expenses) divided by the number of outstanding shares. The Trust does not engage in any activities designed to obtain a profit from, or ameliorate losses caused by, changes in the price of silver.

The Trust issues and redeems shares only in exchange for silver, only in aggregations of 50,000 or integral multiples thereof (each, a “Basket”), and only in transactions with registered broker-dealers that have previously entered into an agreement with the Trust governing the terms and conditions of such issuance (such dealers, the “Authorized Participants”). A list of current Authorized Participants is available from the Sponsor or the Trustee.

Shares of the Trust trade on NYSE Arca under the symbol “SLV.”

Valuation of Silver; Computation of Net Asset Value

On each business day, as soon as practicable after 4:00 p.m. (New York time), the Trustee evaluates the silver held by the Trust and determines the net asset value of the Trust and the net asset value per share. The Trustee values the silver held by the Trust’s using the announced price for an ounce of silver set each working day by three market making members of the London Bullion Market Association (“The London Fix”). Having valued the silver held by the Trust, the Trustee then subtracts all accrued fees (other than the fees to be computed by reference to the value of the Trust or its assets), expenses and other liabilities of the Trust from the value of the silver and other assets of the Trust. The result is the adjusted net asset value of the Trust, which is used to compute all fees (including the Sponsor’s fee), which are calculated from the value of the Trust’s assets. To determine the net asset value of the Trust, the Trustee subtracts from the adjusted net asset value of the Trust the amount of accrued fees computed from the value of the Trust’s assets. The Trustee also computes the net asset value per share, by dividing the net asset value of the Trust by the number of shares outstanding on the date the computation is made.

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

The following chart shows the daily London Fix Spot Settlement Prices for the period from December 2005 through December 2009:

The Year Ended December 31, 2009

The Trust’s net asset value grew from $2,355,597,515 at December 31, 2008 to $5,183,153,950 at December 31, 2009, a 120.04% increase for the year. The increase in the Trust’s net asset value resulted primarily from an increase in The London Fix price, which rose 57.46% from $10.79 at December 31, 2008 to $16.99 at December 31, 2009 and an increase in outstanding shares, which rose from 221,250,000 shares at December 31, 2008 to 310,700,000 shares at December 31, 2009, a consequence of 110,550,000 shares (2,211 Baskets) being created during the year and 21,100,000 shares (422 Baskets) being redeemed during the year.

The 56.62% increase in the Trust’s net asset value per share from $10.65 at December 31, 2008 to $16.68 at December 31, 2009 directly relates to an increase in The London Fix price, which rose 57.46%.

The Trust’s net asset value per share increased slightly less than the price of silver on a percentage basis due to Sponsor’s fees, which were $20,077,877 for the year, or 0.50% of the Trust’s average weighted assets of $4,023,295,575 during the year. The net asset value per share of $18.84 at December 2, 2009 was the highest during the year, compared with a low of $10.37 at January 15, 2009. The net asset value of the Trust is obtained by subtracting the Trust’s expenses and liabilities on any day from the value of the silver owned by the Trust on that day; the net asset value per share is obtained by dividing the net asset value of the Trust on a given day by the number of shares outstanding on that date.

Net income for the year ended December 31, 2009 was $574,523,147, resulting from a market value recovery of $571,783,902, a net gain of $1,421,986 on the sales of silver to pay expenses, and a net gain of $21,395,136 on silver distributed for the redemption of shares, offset by Sponsor’s fees of $20,077,877. Other than the Sponsor’s fees, the Trust had no expenses during the year ended December 31, 2009.

The Year Ended December 31, 2008

The Trust’s net asset value grew from $2,224,931,876 at December 31, 2007 to $2,355,597,515 at December 31, 2008, a 5.87% increase for the year. The increase in the Trust’s net asset value resulted primarily from an increase in outstanding shares, which rose from 152,000,000 shares at December 31, 2007 to 221,250,000 shares at December 31, 2008, a consequence of 94,500,000 shares (1,890 Baskets) being created and 25,250,000 shares (505 Baskets) being redeemed during the year.

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

The Year Ended December 31, 2007

The Trust’s net asset value grew from $1,562,120,000 at December 31, 2006 to $2,224,931,876 at December 31, 2007, a 42.43% increase for the year. The increase in the Trust’s net asset value resulted primarily from an increase in outstanding shares, which rose from 121,500,000 shares at December 31, 2006 to 152,000,000 shares at December 31, 2007, a consequence of 62,500,000 shares (1,250 Baskets) being created and 32,000,000 shares (640 Baskets) being redeemed during the year.

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

Item 8. Financial Statements and Supplementary Data.

Quarterly Income Statements

(Dollar amounts in 000’s, except for per share amounts)

	Three months ended (Unaudited)
	March 31, 2009	June 30, 2009	Sept. 30, 2009	Dec. 31, 2009	Year ended Dec. 31, 2009
Revenues
Proceeds from sales of silver to pay expenses	$3,295	$4,422	$5,001	$6,000	$18,718
Cost of silver sold to pay expenses	(3,573)	(4,323)	(4,690)	(4,710)	(17,296)

Gain (loss) on sales of silver to pay expenses	(278)	99	311	1,290	1,422
Gain (loss) on silver distributed for the redemption of shares	(334)	(277)	19,617	2,389	21,395

Total gain (loss) on sales and distributions of silver	(612)	(178)	19,928	3,679	22,817
Market value recovery (Note 2B)	532,914	38,870	—	—	571,784

Total revenues	532,302	38,692	19,928	3,679	594,601

Expenses
Sponsor’s fees	(3,808)	(4,659)	(5,196)	(6,415)	(20,078)

Total expenses	(3,808)	(4,659)	(5,196)	(6,415)	(20,078)

Net income (loss)	$528,494	$34,033	$14,732	$(2,736)	$574,523

Net income (loss) per share (Note 2C)	$2.12	$0.12	$0.05	$(0.01)	$2.07
Weighted-average shares outstanding (Note 2C)	249,623,333	276,922,527	285,969,565	295,955,978	277,269,041

	Three months ended (Unaudited)				Year ended Dec. 31, 2008
	March 31, 2008	June 30, 2008	Sept. 30, 2008	Dec. 31, 2008
Revenues
Proceeds from sales of silver to pay expenses	$3,103	$4,162	$4,114	$2,934	$14,313
Cost of silver sold to pay expenses	(2,236)	(3,302)	(3,464)	(3,692)	(12,694)

Gain (loss) on sale of silver to pay expenses	867	860	650	(758)	1,619
Gain (loss) on silver distributed for the redemption of shares	7,965	10,879	2,748	(40,418)	(18,826)

Total gain (loss) on sales and distributions of silver	8,832	11,739	3,398	(41,176)	(17,207)

Expenses
Sponsor’s fees	(3,654)	(4,063)	(3,851)	(2,786)	(14,354)
Market value reserve (Note 2B)	—	—	(123,379)	(448,405)	(571,784)

Total expenses	(3,654)	(4,063)	(127,230)	(451,191)	(586,138)

Net income (loss)	$5,178	$7,676	$(123,832)	$(492,367)	$(603,345)

Net income (loss) per share (Note 2C)	$0.03	$0.04	$(0.60)	$(2.24)	$(3.07)
Weighted-average shares outstanding (Note 2C)	168,280,220	191,912,088	206,354,348	219,959,783	196,716,940

The financial statements required by Regulation S-X, together with the report of the Trust’s independent registered public accounting firm appear on pages F-1 to F-10 of this filing.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

There have been no changes in accountants and no disagreements with accountants during the year ended December  31, 2009.

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

The Principal Executive Officer and Principal Financial Officer of the Sponsor assessed the effectiveness of the Trust’s internal control over financial reporting as of December 31, 2009. Their assessment included an evaluation of the design of the Trust’s internal control over financial reporting and testing of the operational effectiveness of its internal control over financial reporting. In making its assessment, the Sponsor’s management has utilized the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in its report entitled Internal Control – Integrated Framework. Based on their assessment and those criteria, the Principal Executive Officer and Principal Financial Officer of the Sponsor concluded that the Trust maintained effective internal control over financial reporting as of December 31, 2009.

The effectiveness of the Trust’s internal control over financial reporting as of December 31, 2009 has been audited by PricewaterhouseCoopers LLP, the independent registered public accounting firm that audited and reported on the financial statements included in this 10-K, as stated in their report which is included herein.

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

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Not applicable.

Item 14. Principal Accounting Fees and Services.

(1) to (4). Fees for services performed by PricewaterhouseCoopers LLP for the years ended December 31, 2009 and 2008 were:

	2009	2008
Audit fees	$63,001	$63,700
Audit-related fees	—	—
Tax fees	—	—
All other fees	—	—

	$63,001	$63,700

(5) The registrant has no board of directors, and as a result, has no audit committee and no pre-approval policies or procedures with respect to fees paid to PricewaterhouseCoopers LLP.

(6) None of the hours expended on PricewaterhouseCoopers LLP’s engagement to audit the registrant’s financial statements for the year ended December 31, 2009 were attributable to work performed by persons other than the principal accountant’s full-time, permanent employees.

Part IV

Item 15. Exhibits, Financial Statement Schedules.

a)(1) See Index to Financial Statements on Page F-1 for a list of the financial statements being filed as part of this report.

a)(2) Schedules have been omitted since they are either not required, not applicable, or the information has otherwise been included.

a)(3)

Exhibit No.	Description
4.1	Depositary Trust Agreement	Incorporated by reference to Exhibit 4.1 filed with Registration Statement No. 333-156506 on December 8, 2008

4.2	First Amendment to Depositary Trust Agreement	Incorporated by reference to Exhibit 4.1 filed with Current Report on Form 8-K on December 2, 2009

4.3	Standard Terms for Authorized Participant Agreements	Incorporated by reference to Exhibit 4.2 filed with Registration Statement No. 333-156506 on December 30, 2008

10.1	Custodian Agreement	Incorporated by reference to Exhibit 10.1 filed with Registration Statement No. 333-156506 on December 30, 2008

10.2	Sub-license Agreement	Incorporated by reference to Exhibit 10.2 filed with Registration Statement No. 333-156506 on December 30, 2008

10.3	Amendment No. 1 to Custodian Agreement	Incorporated by reference to Exhibit 10.3 filed with Registration Statement No. 333-137621 on September 27, 2006

10.4	Second Amendment to Custodian Agreement	Incorporated by reference to Exhibit 10.1 filed with Current Report on Form 8-K on February 10, 2010

23.1	Consent of PricewaterhouseCoopers LLP

31.1	Certification by Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification by Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification by Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

iShares® Silver Trust

Financial Statements

Report of Independent Registered Public Accounting Firm

To the Sponsor, Trustee and Shareholders of

iShares® Silver Trust:

In our opinion, the financial statements listed in the accompanying index present fairly, in all material respects, the financial position of iShares® Silver Trust (the “Trust”) at December 31, 2009 and 2008, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2009 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Trust maintained, in all material respects, effective internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Sponsor’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on these financial statements and on the Trust’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

/s/    PricewaterhouseCoopers LLP

San Francisco, California

February 26, 2010

iShares® Silver Trust

Balance Sheets

At December 31, 2009 and 2008

(Dollar amounts in 000’s)	December 31, 2009	December 31, 2008
ASSETS
Current assets
Silver bullion inventory (fair value of $5,185,449 and $2,356,533, respectively)	$4,210,142	$2,928,317
Market value reserve (Note 2B)	—	(571,784)

TOTAL ASSETS	$4,210,142	$2,356,533

LIABILITIES, REDEEMABLE CAPITAL SHARES AND SHAREHOLDERS’ EQUITY (DEFICIT)
Current liabilities
Sponsor’s fees payable	$2,295	$935

Total liabilities	2,295	935

Commitments and contingent liabilities (Note 5)	—	—
Redeemable capital shares, no par value, unlimited amount authorized (at redemption value) – 310,700,000 issued and outstanding at December 31, 2009 and 221,250,000 issued and outstanding at December 31, 2008	5,183,154	2,355,598
Shareholders’ equity (deficit)	(975,307)	—

TOTAL LIABILITIES, REDEEMABLE CAPITAL SHARES AND SHAREHOLDERS’ EQUITY (DEFICIT)	$4,210,142	$2,356,533

See notes to the financial statements.

iShares® Silver Trust

Income Statements

For the years ended December 31, 2009, 2008 and 2007

	Years Ended December 31,
(Dollar amounts in 000’s, except for per share amounts)	2009	2008	2007
Revenues
Proceeds from sales of silver to pay expenses	$18,718	$14,313	$8,879
Cost of silver sold to pay expenses	(17,296)	(12,694)	(7,774)

Gain on sales of silver to pay expenses	1,422	1,619	1,105
Gain (loss) on silver distributed for the redemption of shares	21,395	(18,826)	61,937

Total gain (loss) on sales and distributions of silver	22,817	(17,207)	63,042
Market value recovery (Note 2B)	571,784	—	—

Total revenues (losses)	594,601	(17,207)	63,042

Expenses
Sponsor’s fees	(20,078)	(14,354)	(9,128)
Market value reserve (Note 2B)	—	(571,784)	—

Total expenses	(20,078)	(586,138)	(9,128)

NET INCOME (LOSS)	$574,523	$(603,345)	$53,914

Net income (loss) per share	$2.07	$(3.07)	$0.39
Weighted-average shares outstanding	277,269,041	196,716,940	137,510,959

See notes to the financial statements.

iShares® Silver Trust

Statements of Changes in Shareholders’ Equity (Deficit)

For the years ended December 31, 2009, 2008 and 2007

	Years Ended December 31,
(Dollar amounts in 000’s)	2009	2008	2007
Shareholders’ equity (deficit) - beginning of period	$—	$(387,329)	$(200,946)
Net income (loss)	574,523	(603,345)	53,914
Adjustment of redeemable shares to redemption value	(1,549,830)	990,674	(240,297)

Shareholders’ equity (deficit) - end of period	$(975,307)	$—	$(387,329)

See notes to the financial statements.

iShares® Silver Trust

Statements of Cash Flows

For the years ended December 31, 2009, 2008 and 2007

	Years Ended December 31,
(Dollar amounts in 000’s)	2009	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES:
Proceeds from sales of silver	$18,718	$14,313	$8,879
Expenses – Sponsor’s fee paid	(18,718)	(14,313)	(8,879)

Net cash provided by operating activities	—	—	—

Increase (decrease) in cash	—	—	—
Cash, beginning of period	—	—	—

Cash, end of period	$—	$—	$—

RECONCILIATION OF NET INCOME (LOSS) TO NET CASH PROVIDED BY OPERATING ACTIVITIES:
Net income (loss)	$574,523	$(603,345)	$53,914
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
(Gain) loss on silver distributed for the redemption of shares	(21,395)	18,826	(61,937)
Cost of silver sold to pay expenses	17,296	12,694	7,774
Increase in Sponsor’s fees payable	1,360	41	249
Market value reserve (recovery) (Note 2B)	(571,784)	571,784	—

Net cash provided by operating activities	$—	$—	$—

Supplemental disclosure of non-cash information:
Carrying value of silver received for creation of shares	$1,575,673	$1,438,131	$862,089
Carrying value of silver distributed for redemption of shares, at average cost	$276,552	$(335,617)	$(377,637)

See notes to the financial statements.

NOTES TO THE FINANCIAL STATEMENTS

As of December 31, 2009

1 - Organization

The iShares® Silver Trust (the “Trust”) was organized on April 21, 2006 as a New York trust. The trustee is The Bank of New York Mellon (the “Trustee”) and is responsible for the day to day administration of the Trust. On December 1, 2009, the previously announced acquisition of Barclays Global Investors International Inc. and certain of its affiliated companies by BlackRock, Inc. was consummated. In connection with this change of ownership, the name of Barclays Global Investors International Inc. was changed to BlackRock Asset Management International Inc. The Trust’s sponsor is BlackRock Asset Management International Inc. (the “Sponsor”), a Delaware corporation. The Trust is governed by the Depositary Trust Agreement (the “Trust Agreement”) executed at the time of organization of the Trust by the Trustee and the Sponsor.

The objective of the Trust is for the value of the shares to reflect, at any given time, the price of silver owned by the Trust at that time, less the Trust’s expenses and liabilities. The Trust is designed to provide a vehicle for investors to own interests in silver bullion.

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

The following table summarizes activity in silver bullion during the years ended December 31, 2009, 2008 and 2007 (all balances in 000’s):

December 31, 2009	Ounces	Average Cost	Fair Value	Realized Gain (Loss)

Beginning balance	218,399.7	$2,356,533	$2,356,533	—
Silver contributed	108,877.6	1,575,673	1,575,673	—
Silver distributed	(20,775.6)	(276,552)	(297,947)	$21,395
Silver sold	(1,295.7)	(17,296)	(18,718)	1,422
Adjustment for realized gain	—	—	22,817	—
Adjustment for unrealized gain on silver bullion	—	—	1,547,091	—
Market value recovery	—	571,784	—	—

Ending balance	305,206.0	$4,210,142	$5,185,449	$22,817

December 31, 2008	Ounces	Average Cost	Fair Value	Realized Gain (Loss)

Beginning balance	150,801.2	$1,838,497	$2,225,826	—
Silver contributed	93,510.3	1,438,131	1,438,131	—
Silver distributed	(24,955.7)	(335,617)	(316,791)	$(18,826)
Silver sold	(956.1)	(12,694)	(14,313)	1,619
Adjustment for realized loss	—	—	(17,207)	—
Adjustment for unrealized loss on silver bullion	—	—	(959,113)	—
Market value reserve	—	(571,784)	—	—

Ending balance	218,399.7	$2,356,533	$2,356,533	$(17,207)

December 31, 2007	Ounces	Average Cost	Fair Value	Realized Gain (Loss)

Beginning balance	121,144.6	$1,361,819	$1,562,765	—
Silver contributed	62,107.7	862,089	862,089	—
Silver distributed	(31,781.3)	(377,637)	(439,574)	$61,937
Silver sold	(669.8)	(7,774)	(8,879)	1,105
Adjustment for realized gain	—	—	63,042	—
Adjustment for unrealized gain on silver bullion	—	—	186,383	—

Ending balance	150,801.2	$1,838,497	$2,225,826	$63,042

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

Activity in redeemable capital shares for the years ended December 31, 2009, 2008 and 2007 is as follows (all balances in 000’s):

	Year Ended December 31, 2009		Year Ended December 31, 2008		Year Ended December 31, 2007
	Shares	Amount	Shares	Amount	Shares	Amount
Beginning balance	221,250	$2,355,598	152,000	$2,224,932	121,500	$1,562,120
Shares issued	110,550	1,575,673	94,500	1,438,131	62,500	862,089
Shares redeemed	(21,100)	(297,947)	(25,250)	(316,791)	(32,000)	(439,574)
Redemption value adjustment	—	1,549,830	—	(990,674)	—	240,297

Ending balance	310,700	$5,183,154	221,250	$2,355,598	152,000	$2,224,932

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

7 - Review for Subsequent Events

In connection with the preparation of the financial statements of the Trust as of and for the period ended December 31, 2009, management has evaluated the impact of all subsequent events through the date the financial statements were issued, and has determined that there were no subsequent events requiring adjustment or disclosure in the financial statements.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned in the capacities* indicated thereunto duly authorized.

BlackRock Asset Management International Inc.

Sponsor of the iShares® Silver Trust (Registrant)

/s/ Michael A. Latham
Michael A. Latham
Chief Executive Officer
(Principal executive officer)

Date: February 26, 2010

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities* and on the dates indicated.

/s/ Michael A. Latham
Michael A. Latham
Chief Executive Officer
(Principal executive officer)

Date: February 26, 2010

/s/ Geoffrey D. Flynn
Geoffrey D. Flynn
Chief Financial Officer
(Principal financial and accounting officer)

Date: February 26, 2010

*	The Registrant is a trust and the persons are signing in their capacities as officers and directors of BlackRock Asset Management International Inc., the sponsor of the registrant.