Form 10-Q
period 2010-03-31
iShares Silver Trust
filed 2010-05-07
CIK 1330568

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2010

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

Part I – Financial Information

Item 1. Financial Statements

iShares® Silver Trust

Balance Sheets

At March 31, 2010 (Unaudited) and December 31, 2009

(Dollar amounts in $000’s)	March 31, 2010	December 31, 2009
ASSETS
Current assets
Silver bullion inventory (fair value of $5,185,932 and $5,185,449, respectively)	$4,125,631	$4,210,142
Payable for capital shares redeemed	(27,127)	—

TOTAL ASSETS	$4,098,504	$4,210,142

LIABILITIES, REDEEMABLE CAPITAL SHARES AND SHAREHOLDERS’ EQUITY (DEFICIT)
Current liabilities
Sponsor’s fees payable	$2,177	$2,295

Total liabilities	2,177	2,295

Commitments and contingent liabilities (Note 5)	—	—
Redeemable capital shares, no par value, unlimited amount authorized (at redemption value) – 302,050,000 issued and outstanding at March 31, 2010 and 310,700,000 issued and outstanding at December 31, 2009	5,183,755	5,183,154
Shareholders’ equity (deficit)	(1,087,428)	(975,307)

TOTAL LIABILITIES, REDEEMABLE CAPITAL SHARES AND SHAREHOLDERS’ EQUITY (DEFICIT)	$4,098,504	$4,210,142

See notes to the financial statements.

iShares® Silver Trust

Income Statements (Unaudited)

For the three months ended March 31, 2010 and 2009

	Three Months Ended March 31,
(Dollar amounts in $000’s, except for per share amounts)	2010	2009
Revenue
Proceeds from sales of silver to pay expenses	$6,400	$3,295
Cost of silver sold to pay expenses	(5,249)	(3,573)

Gain (loss) on sales of silver to pay expenses	1,151	(278)
Gain (loss) on silver distributed for the redemption of shares	53,427	(334)

Total gain (loss) on sales and distributions of silver	54,578	(612)
Market value recovery (Note 2B)	—	532,914

Total revenue	54,578	532,302

Expenses
Sponsor’s fees	(6,282)	(3,808)

Total expenses	(6,282)	(3,808)

NET INCOME	$48,296	$528,494

Net income per share	$0.16	$2.12
Weighted-average shares outstanding	307,343,333	249,623,333

See notes to the financial statements.

iShares® Silver Trust

Statements of Changes in Shareholders’ Equity (Deficit)

For the three months ended March 31, 2010 (Unaudited)

and the year ended December 31, 2009

(Dollar amounts in $000’s)	Three Months Ended March 31, 2010	Year Ended December 31, 2009
Shareholders’ equity (deficit) - beginning of period	$(975,307)	$—
Net income	48,296	574,523
Adjustment of redeemable capital shares to redemption value	(160,417)	(1,549,830)

Shareholders’ equity (deficit) - end of period	$(1,087,428)	$(975,307)

See notes to the financial statements.

iShares® Silver Trust

Statements of Cash Flows (Unaudited)

For the three months ended March 31, 2010 and 2009

	Three Months Ended March 31,
(Dollar amounts in $000’s)	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES:
Proceeds from sales of silver	$6,400	$3,295
Expenses – Sponsor’s fee paid	(6,400)	(3,295)

Net cash provided by operating activities	—	—

Increase (decrease) in cash	—	—
Cash, beginning of period	—	—

Cash, end of period	$—	$—

RECONCILIATION OF NET INCOME TO NET CASH PROVIDED BY OPERATING ACTIVITIES:
Net income	$48,296	$528,494
Adjustments to reconcile net income to net cash provided by operating activities:
(Gain) loss on silver distributed for the redemption of shares	(53,427)	334
Cost of silver sold to pay expenses	5,249	3,573
Increase (decrease) in Sponsor’s fees payable	(118)	513
Market value recovery (Note 2B)	—	(532,914)

Net cash provided by operating activities	$—	$—

Supplemental disclosure of non-cash information:
Carrying value of silver received for creation of shares	$86,802	$730,272
Carrying value of silver distributed for redemption of shares, at average cost	$(193,191)	$(119,020)

See notes to the financial statements.

iShares® Silver Trust

Notes to the Financial Statements (Unaudited)

March 31, 2010

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

The accompanying unaudited financial statements were prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and with the instructions for Form 10-Q and the rules and regulations of the U.S. Securities and Exchange Commission (the “SEC”). In the opinion of management, all material adjustments, consisting only of normal recurring adjustments, considered necessary for a fair statement of the interim period financial statements have been made. Interim period results are not necessarily indicative of results for a full-year period. These financial statements and the notes thereto should be read in conjunction with the Trust’s financial statements included in its Annual Report on Form 10-K for the year ended December 31, 2009 as filed with the SEC on February 26, 2010.

2 - Summary of Significant Accounting Policies

A. Basis of Accounting

The following is a summary of significant accounting policies consistently followed by the Trust in the preparation of its financial statements in conformity with U.S. GAAP. The preparation of financial statements in conformity with U.S. GAAP requires management to make certain estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates and these differences could be material.

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

The following table summarizes activity in silver bullion during the three months ended March 31, 2010 (all balances in 000’s):

	Ounces	Average Cost	Fair Value	Realized Gain (Loss)
Beginning balance	305,206.0	$4,210,142	$5,185,449	$—
Silver contributed	5,495.5	86,802	86,802	—
Silver distributed	(13,982.4)	(193,191)	(246,618)	53,427
Silver sold	(380.1)	(5,249)	(6,400)	1,151
Adjustment for realized gain	—	—	54,578	—
Adjustment for unrealized gain on silver bullion	—	—	112,121	—

Ending balance	296,339.0	$4,098,504	$5,185,932	$54,578

The following table summarizes activity in silver bullion for the year ended December 31, 2009 (all balances in 000’s):

	Ounces	Average Cost	Fair Value	Realized Gain (Loss)
Beginning balance	218,399.7	$2,356,533	$2,356,533	$—
Silver contributed	108,877.6	1,575,673	1,575,673	—
Silver distributed	(20,775.6)	(276,552)	(297,947)	21,395
Silver sold	(1,295.7)	(17,296)	(18,718)	1,422
Adjustment for realized gain	—	—	22,817	—
Adjustment for unrealized gain on silver bullion	—	—	1,547,091	—
Market value recovery	—	571,784	—	—

Ending balance	305,206.0	$4,210,142	$5,185,449	$22,817

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

Activity in redeemable capital shares is as follows (all balances in 000’s):

	Three Months Ended March 31, 2010		Year Ended December 31, 2009
	Shares	Amount	Shares	Amount
Beginning balance	310,700	$5,183,154	221,250	$2,355,598
Shares issued	5,600	86,802	110,550	1,575,673
Shares redeemed	(14,250)	(246,618)	(21,100)	(297,947)
Redemption value adjustment	—	160,417	—	1,549,830

Ending balance	302,050	$5,183,755	310,700	$5,183,154

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

5 - Indemnification

Under the Trust’s organizational documents, the Sponsor is indemnified against liabilities or expenses it incurs without negligence, bad faith or willful misconduct on its part. The Trust’s maximum exposure under these arrangements is unknown as this would involve future claims that may be made against the Trust that have not yet occurred.

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

7 - Review for Subsequent Events

In connection with the preparation of the financial statements of the Trust as of and for the period ended March 31, 2010, management has evaluated the impact of all subsequent events through the date the financial statements were issued, and has determined that there were no subsequent events requiring adjustment or disclosure in the financial statements.

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

The Trust is a passive investment vehicle and the objective of the Trust is merely for the value of each share to approximately reflect, at any given time, the price of silver owned by the Trust less the Trust’s liabilities (anticipated to be principally for accrued operating expenses) divided by the number of outstanding shares. The Trust does not engage in any activities designed to obtain a profit from, or ameliorate losses caused by, changes in the price of silver.

The Trust issues and redeems shares only in exchange for silver, only in aggregations of 50,000 shares or integral multiples thereof (each, a “Basket”), and only in transactions with registered broker-dealers that have previously entered into an agreement with the Trust governing the terms and conditions of such issuance (such dealers, the “Authorized Participants”). A list of current Authorized Participants is available from the Sponsor or the Trustee.

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

Critical Accounting Policies

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

Results of Operations

The Quarter Ended March 31, 2010

The Trust’s net asset value grew from $5,183,153,950 at December 31, 2009 to $5,183,755,134 at March 31, 2010, a 0.01% increase. The increase in the Trust’s net asset value resulted primarily from an increase in The London Fix price, which rose 3.00% from $16.99 at December 31, 2009 to $17.50 at March 31, 2010. The increase in the Trust’s net asset value was partially offset by a decrease in outstanding shares, which fell from 310,700,000 shares at December 31, 2009 to 302,050,000 shares at March 31, 2010, a consequence of 5,600,000 shares (112 Baskets) being created and 14,250,000 shares (285 Baskets) being redeemed during the quarter.

The 3.00% rise in the London Fix price also directly related to the 2.88% increase in the Trust’s net asset value per share from $16.68 at December 31, 2009 to $17.16 at March 31, 2010.

The Trust’s net asset value per share increased slightly less than the price of silver on a percentage basis due to the Sponsor’s fees, which were $6,281,756 for the quarter, or 0.12% of the Trust’s average weighted assets of $5,094,965,443 during the quarter. The net asset value per share of $18.50 on January 11, 2010 was the highest during the quarter, compared with a low during the quarter of $14.86 on February 8, 2010. The net asset value of the Trust is obtained by subtracting the Trust’s expenses and liabilities on any day from the value of the silver owned by the Trust on that day; the net asset value per share is obtained by dividing the net asset value of the Trust on a given day by the number of shares outstanding on that day.

Net income for the quarter ended March 31, 2010 was $48,296,425, resulting from a net gain of $1,151,092 on the sale of silver to pay expenses, a net gain of $53,427,089 on silver distributed for the redemption of shares offset by Sponsor’s fees of $6,281,756. Other than the Sponsor’s fees the Trust had no expenses during the quarter.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

Item 4. Controls and Procedures

The duly authorized officers of the Sponsor performing functions equivalent to those a principal executive officer and principal financial officer of the Trust would perform if the Trust had any officers, and with the participating of the Trustee, have evaluated the effectiveness of the Trust’s disclosure controls and procedures, and have concluded that the disclosure controls and procedures of the Trust have been effective as of the end of the period covered by this quarterly report.

There were no changes in the Trust’s internal control over financial reporting that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, the Trust’s internal control over financial reporting.

Item 4T. Controls and Procedures

Not applicable.

Part II – Other Information

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

There have been no material changes to the Risk Factors last reported under Part I, Item 1A of the registrant’s Annual Report on Form 10-K for the year ended December 31, 2009, filed with the Securities and Exchange Commission on February 26, 2010.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

a)	None.

b)	Not applicable.

c)	285 Baskets (14,250,000 shares) were redeemed during the quarter ended March 31, 2010.

Period	Total Number of Shares Redeemed	Average Ounces of Silver Per Share
01/01/10 to 01/31/10	5,850,000	0.9817
02/01/10 to 02/28/10	—	—
03/01/10 to 03/31/10	8,400,000	0.9809

Total	14,250,000	0.9812

Item 3. Defaults Upon Senior Securities

None.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit No.	Description
4.1	Depositary Trust Agreement is incorporated by reference to Exhibit 4.1 filed with Registration Statement No. 333-156506 on December 8, 2008

4.2	First Amendment to Depositary Trust Agreement is incorporated by reference to Exhibit 4.1 filed with Current Report on Form 8-K on December 2, 2009

4.3	Standard Terms for Authorized Participant Agreements is incorporated by reference to Exhibit 4.2 filed with Registration Statement No. 333-156506 on December 30, 2008

10.1	Custodian Agreement is incorporated by reference to Exhibit 10.1 filed with Registration Statement No. 333-156506 on December 30, 2008

10.2	Sub-license Agreement is incorporated by reference to Exhibit 10.2 filed with Registration Statement No. 333-156506 on December 30, 2008

10.3	Amendment No. 1 to Custodian Agreement is incorporated by reference to Exhibit 10.3 filed with Registration Statement No. 333-137621 on September 27, 2006

10.4	Second Amendment to Custodian Agreement is incorporated by reference to Exhibit 10.1 filed with Current Report on Form 8-K on February 10, 2010

31.1	Certification by Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification by Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification by Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification by Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

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

BlackRock Asset Management International Inc. Sponsor of the iShares® Silver Trust (Registrant)

/s/ Michael A. Latham
Michael A. Latham Chief Executive Officer (Principal executive officer)

Date: May 7, 2010

/s/ Geoffrey D. Flynn
Geoffrey D. Flynn Chief Financial Officer (Principal financial and accounting officer)

Date: May 7, 2010

*	The Registrant is a trust and the persons are signing in their capacities as officers of BlackRock Asset Management International Inc., the Sponsor of the Registrant.