Form 10-Q
period 2010-06-30
iShares Silver Trust
filed 2010-08-06
CIK 1330568

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2010

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

Part I – Financial Information

Item 1. Financial Statements

iShares® Silver Trust

Balance Sheets

At June 30, 2010 (Unaudited) and December 31, 2009

(Dollar amounts in $000’s)	June 30, 2010	December 31, 2009
ASSETS
Current assets
Silver bullion inventory (fair value of $5,516,245 and $5,185,449, respectively)	$4,131,105	$4,210,142
Payable for capital shares redeemed	(9,601)	—

TOTAL ASSETS	$4,121,504	$4,210,142

LIABILITIES, REDEEMABLE CAPITAL SHARES AND SHAREHOLDERS’ EQUITY (DEFICIT)
Current liabilities
Sponsor’s fees payable	$2,241	$2,295

Total liabilities	2,241	2,295

Commitments and contingent liabilities (Note 5)	—	—
Redeemable capital shares, no par value, unlimited amount authorized (at redemption value) – 300,400,000 issued and outstanding at June 30, 2010 and 310,700,000 issued and outstanding at December 31, 2009	5,514,003	5,183,154
Shareholders’ equity (deficit)	(1,394,740)	(975,307)

TOTAL LIABILITIES, REDEEMABLE CAPITAL SHARES AND SHAREHOLDERS’ EQUITY (DEFICIT)	$4,121,504	$4,210,142

See notes to financial statements.

iShares® Silver Trust

Income Statements (Unaudited)

For the three and six months ended June 30, 2010 and 2009

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollar amounts in $000’s, except for per share amounts)	2010	2009	2010	2009
Revenue
Proceeds from sales of silver to pay expenses	$6,626	$4,422	$13,026	$7,717
Cost of silver sold to pay expenses	(5,038)	(4,323)	(10,287)	(7,896)

Gain (loss) on sales of silver to pay expenses	1,588	99	2,739	(179)
Gain (loss) on silver distributed for the redemption of shares	56,779	(277)	110,206	(611)

Total gain (loss) on sales and distributions of silver	58,367	(178)	112,945	(790)
Market value recovery (Note 2B)	—	38,870	—	571,784

Total revenue	58,367	38,692	112,945	570,994

Expenses
Sponsor’s fees	(6,690)	(4,659)	(12,972)	(8,467)

Total expenses	(6,690)	(4,659)	(12,972)	(8,467)

NET INCOME	$51,677	$34,033	$99,973	$562,527

Net income per share	$0.17	$0.12	$0.33	$2.14
Weighted-average shares outstanding	299,169,780	276,922,527	303,233,978	263,348,343

See notes to financial statements.

iShares® Silver Trust

Statements of Changes in Shareholders’ Equity (Deficit)

For the six months ended June 30, 2010 (Unaudited)

and the year ended December 31, 2009

(Dollar amounts in $000’s)	Six Months Ended June 30, 2010	Year Ended December 31, 2009
Shareholders’ equity (deficit) – beginning of period	$(975,307)	$—
Net income	99,973	574,523
Adjustment of redeemable capital shares to redemption value	(519,406)	(1,549,830)

Shareholders’ equity (deficit) – end of period	$(1,394,740)	$(975,307)

See notes to financial statements.

iShares® Silver Trust

Statements of Cash Flows (Unaudited)

For the six months ended June 30, 2010 and 2009

	Six Months Ended June 30,
(Dollar amounts in $000’s)	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES:
Proceeds from sales of silver	$13,026	$7,717
Expenses – Sponsor’s fees paid	(13,026)	(7,717)

Net cash provided by operating activities	—	—

Increase (decrease) in cash	—	—
Cash, beginning of period	—	—

Cash, end of period	$—	$—

RECONCILIATION OF NET INCOME TO NET CASH PROVIDED BY OPERATING ACTIVITIES:
Net income	$99,973	$562,527
Adjustments to reconcile net income to net cash provided by operating activities:
(Gain) loss on silver distributed for the redemption of shares	(110,206)	611
Cost of silver sold to pay expenses	10,287	7,896
Increase (decrease) in Sponsor’s fees payable	(54)	750
Market value recovery (Note 2B)	—	(571,784)

Net cash provided by operating activities	$—	$—

Supplemental disclosure of non-cash information:
Carrying value of silver received for creation of shares	$292,999	$964,637
Carrying value of silver distributed for redemption of shares, at average cost	$(371,350)	$(145,125)

See notes to financial statements.

iShares® Silver Trust

Notes to Financial Statements (Unaudited)

June 30, 2010

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

The following table summarizes activity in silver bullion for the three months ended June 30, 2010 (all balances in 000’s):

	Ounces	Average Cost	Fair Value	Realized Gain (Loss)
Beginning balance	296,339.0	$4,098,504	$5,185,932	$—
Silver contributed	11,222.7	206,197	206,197	—
Silver distributed	(12,842.2)	(178,159)	(234,938)	56,779
Silver sold	(362.7)	(5,038)	(6,626)	1,588
Adjustment for realized gain	—	—	58,367	—
Adjustment for unrealized gain on silver bullion	—	—	307,313	—

Ending balance	294,356.8	$4,121,504	$5,516,245	$58,367

The following table summarizes activity in silver bullion for the six months ended June 30, 2010 (all balances in 000’s):

	Ounces	Average Cost	Fair Value	Realized Gain (Loss)
Beginning balance	305,206.0	$4,210,142	$5,185,449	$—
Silver contributed	16,718.2	292,999	292,999	—
Silver distributed	(26,824.6)	(371,350)	(481,556)	110,206
Silver sold	(742.8)	(10,287)	(13,026)	2,739
Adjustment for realized gain	—	—	112,945	—
Adjustment for unrealized gain on silver bullion	—	—	419,434	—

Ending balance	294,356.8	$4,121,504	$5,516,245	$112,945

C.	Redeemable Capital Shares

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

Activity in redeemable capital shares is as follows (all balances in 000’s):

	Three Months Ended June 30, 2010		Six Months Ended June 30, 2010
	Shares	Amount	Shares	Amount
Beginning balance	302,050	$5,183,755	310,700	$5,183,154
Shares issued	11,450	206,197	17,050	292,999
Shares redeemed	(13,100)	(234,938)	(27,350)	(481,556)
Redemption value adjustment	—	358,989	—	519,406

Ending balance	300,400	$5,514,003	300,400	$5,514,003

D.	Federal Income Taxes

The Trust is treated as a “grantor trust” for federal income tax purposes and, therefore, no provision for federal income taxes is required. Any interest and gains and losses are deemed “passed through” to the holders of shares of the Trust.

3 - Expenses

The Trust pays to the Sponsor a Sponsor’s fee that accrues daily at an annualized rate equal to 0.50% of the adjusted net asset value of the Trust, paid monthly in arrears. The Sponsor has agreed to assume the following administrative and marketing expenses incurred by the Trust: the Trustee’s fee, the Custodian’s fee, NYSE Arca listing fees, SEC registration fees, printing and mailing costs, audit fees and expenses, and up to $100,000 per annum in legal fees and expenses.

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

7 - Subsequent Events

In connection with the preparation of the financial statements of the Trust as of and for the period ended June 30, 2010, management has evaluated the impact of all subsequent events through the date the financial statements were issued and has determined that there were no subsequent events requiring adjustment or disclosure in the financial statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This information should be read in conjunction with the financial statements and notes to financial statements included in Item 1 of Part I of this Form 10-Q. The discussion and analysis that follows may contain statements that relate to future events or future performance. In some cases, such forward-looking statements can be identified by terminology such as “may,” “should,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “potential” or the negative of these terms or other comparable terminology. Neither the Sponsor, nor any other person assumes responsibility for the accuracy or completeness of forward-looking statements. Neither the Trust nor the Sponsor is under a duty to update any of the forward-looking statements to conform such statements to actual results or to a change in the Sponsor’s expectations or predictions.

Introduction

The iShares® Silver Trust (the “Trust”) is a grantor trust formed under the laws of the State of New York. The Trust does not have any officers, directors, or employees, and is administered by The Bank of New York Mellon (the “Trustee”) acting as trustee pursuant to the Depositary Trust Agreement (“Trust Agreement”) between the Trustee and BlackRock Asset Management International Inc., the sponsor of the Trust (the “Sponsor”). The Trust issues shares representing fractional undivided beneficial interests in its net assets. The assets of the Trust consist primarily of silver bullion held by a custodian as an agent of the Trust and responsible only to the Trustee.

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

Results of Operations

The Quarter Ended June 30, 2010

The Trust’s net asset value grew from $5,183,755,134 at March 31, 2010 to $5,514,003,303 at June 30, 2010, a 6.37% increase. The increase in the Trust’s net asset value resulted primarily from an increase in The London Fix price, which rose 7.09% from $17.50 at March 31, 2010 to $18.74 at June 30, 2010. The increase in the Trust’s net asset value was partially offset by a decrease in outstanding shares, which fell from 302,050,000 shares at March 31, 2010 to 300,400,000 shares at June 30, 2010, a consequence of 11,450,000 shares (229 Baskets) being created and 13,100,000 shares (262 Baskets) being redeemed during the quarter.

The 6.99% increase in the Trust’s net asset value per share from $17.16 at March 31, 2010 to $18.36 at June 30, 2010 is directly related to an increase in The London Fix price, which rose 7.09%.

The Trust’s net asset value per share increased slightly less than the price of silver on a percentage basis due to the Sponsor’s fees, which were $6,690,404 for the quarter, or 0.12% of the Trust’s average weighted net assets of $5,371,137,978 during the quarter. The net asset value per share of $19.25 on May 14, 2010 was the highest during the quarter, compared with a low during the quarter of $17.01 on June 7, 2010. The net asset value of the Trust is obtained by subtracting the Trust’s expenses and liabilities on any day from the value of the silver owned by the Trust on that day; the net asset value per share is obtained by dividing the net asset value of the Trust on a given day by the number of shares outstanding on that day.

Net income for the quarter ended June 30, 2010 was $51,676,705, resulting from a net gain of $1,588,249 on the sale of silver to pay expenses, a net gain of $56,778,860 on silver distributed for the redemption of shares offset by Sponsor’s fees of $6,690,404. Other than the Sponsor’s fees the Trust had no expenses during the quarter.

The Six Months Ended June 30, 2010

The Trust’s net asset value grew from $5,183,153,950 at December 31, 2009 to $5,514,003,303 at June 30, 2010, a 6.38% increase. The increase in the Trust’s net asset value resulted primarily from an increase in The London Fix price, which rose 10.30% from $16.99 at December 31, 2009 to $18.74 at June 30, 2010. The increase in the Trust’s net asset value was partially offset by a decrease in outstanding shares, which fell from 310,700,000 shares at December 31, 2009 to 300,400,000 shares at June 30, 2010, a consequence of 17,050,000 shares (341 Baskets) being created and 27,350,000 shares (547 Baskets) being redeemed during the period.

The 10.07% increase in the Trust’s net asset value per share from $16.68 at December 31, 2009 to $18.36 at June 30, 2010 is directly related to an increase in The London Fix price, which rose 10.30%.

The Trust’s net asset value per share increased slightly less than the price of silver on a percentage basis due to the Sponsor’s fees, which were $12,972,160 for the period, or 0.25% of the Trust’s average weighted net assets of $5,233,814,618 during the period. The net asset value per share of $19.25 on May 14, 2010 was the highest during the period, compared with a low during the period of $14.86 on February 8, 2010. The net asset value of the Trust is obtained by subtracting the Trust’s expenses and liabilities on any day from the value of the silver owned by the Trust on that day; the net asset value per share is obtained by dividing the net asset value of the Trust on a given day by the number of shares outstanding on that day.

Net income for the six months ended June 30, 2010 was $99,973,130 resulting from a net gain of $2,739,341 on the sale of silver to pay expenses, a net gain of $110,205,949 on silver distributed for the redemption of shares offset by Sponsor’s fees of $12,972,160. Other than the Sponsor’s fees the Trust had no expenses during the period.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

a)	None.

b)	Not applicable.

c)	13,100,000 shares (262 Baskets) were redeemed during the quarter ended June 30, 2010.

Period	Total Number of Shares Redeemed	Average Ounces of Silver Per Share
04/01/10 to 04/30/10	9,850,000	0.9805
05/01/10 to 05/31/10	—	—
06/01/10 to 06/30/10	3,250,000	0.9797

Total	13,100,000	0.9803

Item 3. Defaults Upon Senior Securities

None.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit No.	Description
4.1	Depositary Trust Agreement is incorporated by reference to Exhibit 4.1 filed with Registration Statement No. 333-156506 on December 8, 2008

4.2	First Amendment to Depositary Trust Agreement is incorporated by reference to Exhibit 4.1 filed with Current Report on Form 8-K on December 2, 2009

4.3	Standard Terms for Authorized Participant Agreements is incorporated by reference to Exhibit 4.2 filed with Registration Statement No. 333-156506 on December 30, 2008

10.1	Custodian Agreement is incorporated by reference to Exhibit 10.1 filed with Registration Statement No. 333-156506 on December 30, 2008

10.2	Sub-license Agreement is incorporated by reference to Exhibit 10.2 filed with Registration Statement No. 333-156506 on December 30, 2008

10.3	Amendment No. 1 to Custodian Agreement is incorporated by reference to Exhibit 10.3 filed with Registration Statement No. 333-137621 on September 27, 2006

10.4	Second Amendment to Custodian Agreement is incorporated by reference to Exhibit 10.1 filed with Current Report on Form 8-K on February 10, 2010

31.1	Certification by Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification by Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification by Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification by Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*	Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for the purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned in the capacities* indicated thereunto duly authorized.

BlackRock Asset Management International Inc. Sponsor of the iShares® Silver Trust (Registrant)

/s/ Michael A. Latham
Michael A. Latham President and Chief Executive Officer (Principal executive officer)
Date: August 6, 2010
/s/ Geoffrey D. Flynn
Geoffrey D. Flynn Chief Operating Officer and Chief Financial Officer (Principal financial and accounting officer)

Date: August 6, 2010

*	The Registrant is a trust and the persons are signing in their capacities as officers of BlackRock Asset Management International Inc., the Sponsor of the Registrant.