Form 10-Q
period 2010-09-30
iShares Silver Trust
filed 2010-11-08
CIK 1330568

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2010

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

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

iShares® Silver Trust

Balance Sheets

At September 30, 2010 (Unaudited) and December 31, 2009

(Dollar amounts in $000’s)	September 30, 2010	December 31, 2009
ASSETS
Current assets
Silver bullion inventory (fair value of $6,944,156 and $5,185,449, respectively)	$4,523,858	$4,210,142
Receivable for capital shares sold	20,706	—

TOTAL ASSETS	$4,544,564	$4,210,142

LIABILITIES, REDEEMABLE CAPITAL SHARES AND SHAREHOLDERS’ EQUITY (DEFICIT)
Current liabilities
Sponsor’s fees payable	$2,536	$2,295

Total liabilities	2,536	2,295

Commitments and contingent liabilities (Note 5)	—	—
Redeemable capital shares, no par value, unlimited amount authorized (at redemption value) – 321,500,000 issued and outstanding at September 30, 2010 and 310,700,000 issued and outstanding at December 31, 2009	6,941,620	5,183,154
Shareholders’ equity (deficit)	(2,399,592)	(975,307)

TOTAL LIABILITIES, REDEEMABLE CAPITAL SHARES AND SHAREHOLDERS’ EQUITY (DEFICIT)	$4,544,564	$4,210,142

See notes to financial statements.

iShares® Silver Trust

Income Statements (Unaudited)

For the three and nine months ended September 30, 2010 and 2009

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollar amounts in $000’s, except for per share amounts)	2010	2009	2010	2009
Revenue
Proceeds from sales of silver to pay expenses	$6,789	$5,001	$19,815	$12,718
Cost of silver sold to pay expenses	(5,061)	(4,690)	(15,348)	(12,586)

Gain on sales of silver to pay expenses	1,728	311	4,467	132
Gain on silver distributed for the redemption of shares	4,389	19,617	114,595	19,006

Total gain on sales and distributions of silver	6,117	19,928	119,062	19,138
Market value recovery (Note 2B)	—	—	—	571,784

Total revenue	6,117	19,928	119,062	590,922
Expenses
Sponsor’s fees	(7,084)	(5,196)	(20,056)	(13,663)

Total expenses	(7,084)	(5,196)	(20,056)	(13,663)

NET INCOME (LOSS)	$(967)	$14,732	$99,006	$577,259

Net income (loss) per share	$(0.00)	$0.05	$0.33	$2.13
Weighted-average shares outstanding	304,032,609	285,969,565	303,503,114	270,971,612

See notes to financial statements.

iShares® Silver Trust

Statements of Changes in Shareholders’ Equity (Deficit)

For the nine months ended September 30, 2010 (Unaudited)

and the year ended December 31, 2009

(Dollar amounts in $000’s)	Nine Months Ended September 30, 2010	Year Ended December 31, 2009
Shareholders’ equity (deficit) – beginning of period	$(975,307)	$—
Net income	99,006	574,523
Adjustment of redeemable capital shares to redemption value	(1,523,291)	(1,549,830)

Shareholders’ equity (deficit) – end of period	$(2,399,592)	$(975,307)

See notes to financial statements.

iShares® Silver Trust

Statements of Cash Flows (Unaudited)

For the nine months ended September 30, 2010 and 2009

	Nine Months Ended September 30,
(Dollar amounts in $000’s)	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES:
Proceeds from sales of silver	$19,815	$12,718
Expenses – Sponsor’s fees paid	(19,815)	(12,718)

Net cash provided by operating activities	—	—

Increase (decrease) in cash	—	—
Cash, beginning of period	—	—

Cash, end of period	$—	$—

RECONCILIATION OF NET INCOME TO NET CASH PROVIDED BY OPERATING ACTIVITIES:
Net income	$99,006	$577,259
Adjustments to reconcile net income to net cash provided by operating activities:
Gain on silver distributed for the redemption of shares	(114,595)	(19,006)
Cost of silver sold to pay expenses	15,348	12,586
Increase in Sponsor’s fees payable	241	945
Market value recovery (Note 2B)	—	(571,784)

Net cash provided by operating activities	$—	$—

Supplemental disclosure of non-cash information:
Carrying value of silver received for creation of shares	$734,842	$1,038,742
Carrying value of silver distributed for redemption of shares, at average cost	$(385,072)	$(267,069)

See notes to financial statements.

iShares® Silver Trust

Notes to Financial Statements (Unaudited)

September 30, 2010

1 - Organization

The iShares® Silver Trust (the “Trust”) was organized on April 21, 2006 as a New York trust. The trustee is The Bank of New York Mellon (the “Trustee”), which is responsible for the day to day administration of the Trust. The Trust’s sponsor is BlackRock Asset Management International Inc. (the “Sponsor”), a Delaware corporation. The Trust is governed by the Depositary Trust Agreement (the “Trust Agreement”) executed at the time of organization of the Trust by the Trustee and the Sponsor.

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

JPMorgan Chase Bank N.A., London branch (the “Custodian”), is responsible for safekeeping the silver owned by the Trust.

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

The following table summarizes activity in silver bullion for the three months ended September 30, 2010 (all balances in 000’s):

	Ounces	Average Cost	Fair Value	Realized Gain (Loss)
Beginning balance	294,356.8	$4,121,504	$5,516,245	$—
Silver contributed	21,625.1	441,843	441,843	—
Silver distributed	(979.0)	(13,722)	(18,111)	4,389
Silver sold	(360.5)	(5,061)	(6,789)	1,728
Adjustment for realized gain	—	—	6,117	—
Adjustment for unrealized gain on silver bullion	—	—	1,004,851	—

Ending balance	314,642.4	$4,544,564	$6,944,156	$6,117

The following table summarizes activity in silver bullion for the nine months ended September 30, 2010 (all balances in 000’s):

	Ounces	Average Cost	Fair Value	Realized Gain (Loss)
Beginning balance	305,206.0	$4,210,142	$5,185,449	$—
Silver contributed	38,343.3	734,842	734,842	—
Silver distributed	(27,803.6)	(385,072)	(499,667)	114,595
Silver sold	(1,103.3)	(15,348)	(19,815)	4,467
Adjustment for realized gain	—	—	119,062	—
Adjustment for unrealized gain on silver bullion	—	—	1,424,285	—

Ending balance	314,642.4	$4,544,564	$6,944,156	$119,062

C.	Redeemable Capital Shares

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

Activity in redeemable capital shares is as follows (all balances in 000’s):

	Three Months Ended September 30, 2010		Nine Months Ended September 30, 2010
	Shares	Amount	Shares	Amount
Beginning balance	300,400	$5,514,003	310,700	$5,183,154
Shares issued	22,100	441,843	39,150	734,842
Shares redeemed	(1,000)	(18,111)	(28,350)	(499,667)
Redemption value adjustment	—	1,003,885	—	1,523,291

Ending balance	321,500	$6,941,620	321,500	$6,941,620

D.	Federal Income Taxes

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

7 - Subsequent Events

In connection with the preparation of the financial statements of the Trust as of and for the period ended September 30, 2010, management has evaluated the impact of all subsequent events through the date the financial statements were issued and has determined that there were no subsequent events requiring adjustment or disclosure in the financial statements.

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

Introduction

The iShares® Silver Trust (the “Trust”) is a grantor trust formed under the laws of the State of New York. The Trust does not have any officers, directors, or employees, and is administered by The Bank of New York Mellon (the “Trustee”) acting as trustee pursuant to the Depositary Trust Agreement (“Trust Agreement”) between the Trustee and BlackRock Asset Management International Inc., the sponsor of the Trust (the “Sponsor”). The Trust issues shares representing fractional undivided beneficial interests in its net assets. The assets of the Trust consist primarily of silver bullion held by a custodian as an agent of the Trust responsible only to the Trustee.

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

Results of Operations

The Quarter Ended September 30, 2010

The Trust’s net asset value grew from $5,514,003,303 at June 30, 2010 to $6,941,619,637 at September 30, 2010, a 25.89% increase. The increase in the Trust’s net asset value resulted primarily from an increase in The London Fix price, which rose 17.77% from $18.74 at June 30, 2010 to $22.07 at September 30, 2010 and an increase in outstanding shares, which rose from 300,400,000 shares at June 30, 2010 to 321,500,000 shares at September 30, 2010, a consequence of 22,100,000 shares (442 Baskets) being created and 1,000,000 shares (20 Baskets) being redeemed during the quarter.

The 17.59% increase in the Trust’s net asset value per share from $18.36 at June 30, 2010 to $21.59 at September 30, 2010 is directly related to the 17.77% increase in The London Fix price.

The Trust’s net asset value per share increased slightly less than the price of silver on a percentage basis due to the Sponsor’s fees, which were $7,084,302 for the quarter, or 0.13% of the Trust’s average weighted net assets of $5,636,757,587 during the quarter. The net asset value per share of $21.59 on September 30, 2010 was the highest during the quarter, compared with a low during the quarter of $17.19 on July 20, 2010. The net asset value of the Trust is obtained by subtracting the Trust’s expenses and liabilities on any day from the value of the silver owned by the Trust on that day; the net asset value per share is obtained by dividing the net asset value of the Trust on a given day by the number of shares outstanding on that day.

Net loss for the quarter ended September 30, 2010 was $966,787 resulting from a net gain of $1,728,069 on the sales of silver to pay expenses, a net gain of $4,389,446 on silver distributed for the redemption of shares offset by Sponsor’s fees of $7,084,302. Other than the Sponsor’s fees the Trust had no expenses during the quarter.

The Nine Months Ended September 30, 2010

The Trust’s net asset value grew from $5,183,153,950 at December 31, 2009 to $6,941,619,637 at September 30, 2010, a 33.93% increase. The increase in the Trust’s net asset value resulted primarily from an increase in The London Fix price, which rose 29.90% from $16.99 at December 31, 2009 to $22.07 at September 30, 2010 and an increase in outstanding shares, which rose from 310,700,000 shares at December 31, 2009 to 321,500,000 shares at September 30, 2010, a consequence of 39,150,000 shares (783 Baskets) being created and 28,350,000 shares (567 Baskets) being redeemed during the period.

The 29.44% increase in the Trust’s net asset value per share from $16.68 at December 31, 2009 to $21.59 at September 30, 2010 is directly related to the 29.90% increase in The London Fix price.

The Trust’s net asset value per share increased slightly less than the price of silver on a percentage basis due to the Sponsor’s fees, which were $20,056,462 for the period, or 0.37% of the Trust’s average weighted net assets of $5,369,604,923 during the period. The net asset value per share of $21.59 on September 30, 2010 was the highest during the period, compared with a low during the period of $14.86 on February 8, 2010. The net asset value of the Trust is obtained by subtracting the Trust’s expenses and liabilities on any day from the value of the silver owned by the Trust on that day; the net asset value per share is obtained by dividing the net asset value of the Trust on a given day by the number of shares outstanding on that day.

Net income for the nine months ended September 30, 2010 was $99,006,343 resulting from a net gain of $4,467,410 on the sales of silver to pay expenses, a net gain of $114,595,395 on silver distributed for the redemption of shares offset by Sponsor’s fees of $20,056,462. Other than the Sponsor’s fees the Trust had no expenses during the period.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

a)	None.

b)	Not applicable.

c)	1,000,000 shares (20 Baskets) were redeemed during the quarter ended September 30, 2010.

Period	Total Number of Shares Redeemed	Average Ounces of Silver Per Share
07/01/10 to 07/31/10	—	—
08/01/10 to 08/31/10	1,000,000	0.9790
09/01/10 to 09/30/10	—	—

Total	1,000,000	0.9790

Item 3. Defaults Upon Senior Securities

None.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit No.	Description
4.1	Depositary Trust Agreement is incorporated by reference to Exhibit 4.1 filed with Registration Statement No. 333-156506 on December 30, 2008

4.2	First Amendment to Depositary Trust Agreement is incorporated by reference to Exhibit 4.1 filed with Current Report on Form 8-K on December 2, 2009

4.3	Standard Terms for Authorized Participant Agreements is incorporated by reference to Exhibit 4.2 filed with Registration Statement No. 333-156506 on December 30, 2008

10.1	Custodian Agreement is incorporated by reference to Exhibit 10.1 filed with Registration Statement No. 333-156506 on December 30, 2008

10.2	Sub-license Agreement is incorporated by reference to Exhibit 10.2 filed with Registration Statement No. 333-156506 on December 30, 2008

10.3	Amendment No. 1 to Custodian Agreement is incorporated by reference to Exhibit 10.3 filed with Registration Statement No. 333-137621 on September 27, 2006

10.4	Second Amendment to Custodian Agreement is incorporated by reference to Exhibit 10.1 filed with Current Report on Form 8-K on February 10, 2010

31.1	Certification by Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification by Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification by Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification by Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*	Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for the purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

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

Date: November 8, 2010

/s/ Geoffrey D. Flynn
Geoffrey D. Flynn
Chief Operating Officer and Chief Financial Officer
(Principal financial and accounting officer)

Date: November 8, 2010

*	The Registrant is a trust and the persons are signing in their capacities as officers of BlackRock Asset Management International Inc., the Sponsor of the Registrant.