Form 10-K
period 2010-12-31
iShares Silver Trust
filed 2011-02-25
CIK 1330568

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

 For the fiscal year ended December 31, 2010

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

iShares Product Research & Development

(Address of principal executive offices)

(415) 670-2000

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Shares	NYSE Arca, Inc.
(Title of class)	(Name of exchange on which registered)

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

(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

As of June 30, 2010, the aggregate market value of the shares held by non-affiliates was approximately $5,470,284,000.

DOCUMENTS INCORPORATED BY REFERENCE:

None.

PART I

Item 1. Business.

The purpose of iShares® Silver Trust (the “Trust”) is to own silver transferred to the Trust in exchange for shares issued by the Trust (“Shares”). Each Share represents a fractional undivided beneficial interest in the net assets of the Trust. The assets of the Trust consist primarily of silver held by the Trust’s custodian on behalf of the Trust. However, there may be situations where the Trust will unexpectedly hold cash. For example, a claim may arise against a third party, which is settled in cash. In situations where the Trust unexpectedly receives cash or other assets, no new Shares will be issued until after the record date for the distribution of such cash or other property has passed.

The Trust was formed on April 21, 2006 when an initial deposit of silver was made in exchange for the issuance of three Baskets of Shares (a “Basket” consists of 50,000 Shares).

The sponsor of the Trust is BlackRock Asset Management International Inc. (the “Sponsor”). The trustee of the Trust is The Bank of New York Mellon (the “Trustee”) and the custodian of the Trust is JP Morgan Chase Bank N.A., London branch (the “Custodian”). The agreement between the Trust and the Custodian is governed by English law. The Trust does not have any officers, directors or employees.

The Trust’s net asset value grew from $5,183,153,950 at December 31, 2009 to $10,750,993,519 at December 31, 2010, the Trust’s fiscal year end. Outstanding Shares of the Trust grew from 310,700,000 Shares outstanding at December 31, 2009 to 359,200,000 Shares outstanding at December 31, 2010.

The activities of the Trust are limited to (1) issuing Baskets of Shares in exchange for the silver deposited with the Custodian as consideration, (2) selling silver as necessary to cover the Sponsor’s fee, Trust expenses not assumed by the Sponsor and other liabilities and (3) delivering silver in exchange for Baskets of Shares surrendered for redemption. The Trust is not actively managed. It does not engage in any activities designed to obtain a profit from, or to ameliorate losses caused by, changes in the price of silver.

The Sponsor of the registrant maintains an Internet website at www.ishares.com, through which the registrant’s annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended (“Exchange Act”), are made available free of charge after they have been filed or furnished to the Securities and Exchange Commission (the “SEC”). Additional information regarding the Trust may also be found on the SEC’s EDGAR database at www.sec.gov.

Trust Objective

The objective of the Trust is for the value of the Shares to reflect, at any given time, the price of silver owned by the Trust at that time less the Trust’s expenses and liabilities. The Shares are intended to constitute a simple and cost-effective means of making an investment similar to an investment in silver. An investment in physical silver requires expensive and sometimes complicated arrangements in connection with the assay, transportation, warehousing and insurance of the metal. Traditionally, such expense and complications have resulted in investments in physical silver being efficient only in amounts beyond the reach of many investors. The Shares have been designed to remove the obstacles represented by the expense and complications involved in an investment in physical silver, while at the same time having an intrinsic value that reflects, at any given time, the price of the silver owned by the Trust at such time less the Trust expenses and liabilities. Although the Shares are not the exact equivalent of an investment in silver, they provide investors with an alternative that allows a level of participation in the silver market through the securities market.

An investment in Shares is:

Backed by silver held by the Custodian on behalf of the Trust.

The Shares are backed by the assets of the Trust. The Trustee’s arrangements with the Custodian contemplate that at the end of each business day there can be in the Trust account no more than 1100 ounces of silver in an unallocated form. Accordingly, the bulk of the Trust’s silver holdings is represented by physical silver, identified on the Custodian’s books in allocated and unallocated accounts on behalf of the Trust and held by the Custodian in England and other locations that may be authorized in the future.

As accessible and easy to handle as any other investment in shares.

Retail investors may purchase and sell Shares through traditional brokerage accounts. Because the intrinsic value of each Share is a function of the price of silver held by the Trust, the cash outlay necessary for an investment in Shares should be less than the amount required for currently existing means of investing in physical silver. Shares are eligible for margin accounts.

Listed.

The Shares are listed and traded on NYSE Arca, Inc. (“NYSE Arca”) under the symbol “SLV.”

Relatively cost efficient.

Because the expenses involved in an investment in physical silver are dispersed among all holders of Shares, an investment in Shares may represent a cost-efficient alternative to investments in silver for investors not otherwise in a position to participate directly in the market for physical silver.

Secondary Market Trading

While the objective of the Trust is for the value of the Shares to reflect, at any given time, the price of silver owned by the Trust at that time less the Trust’s expenses and liabilities, Shares may trade at, above or below their net asset value per Share, or “NAV.” The NAV of Shares will fluctuate with changes in the market value of the Trust’s assets. The trading prices of Shares will fluctuate in accordance with changes in their NAV as well as market supply and demand. The amount of the discount or premium in the trading price relative to the NAV may be influenced by non-concurrent trading hours between the major silver markets and NYSE Arca. While the Shares trade on NYSE Arca until 4:15 p.m. (New York time), liquidity in the market for silver may be reduced after the close of the major world silver markets, including London, Zurich and the Commodity Exchange, Inc. (“COMEX”) in Chicago. As a result, during this time, trading spreads for, and the resulting premium or discount on, Shares may widen. However, given that Baskets of Shares can be created and redeemed in exchange for the underlying amount of silver, the Sponsor believes that arbitrage opportunities may provide a mechanism to mitigate the effect of such premium or discount.

Valuation of Silver; Computation of Net Asset Value

On each business day, as soon as practicable after 4:00 p.m. (New York time), the Trustee evaluates the silver held by the Trust and determines the net asset value of the Trust. For purposes of making these calculations, a business day means any day other than a day when NYSE Arca is closed for regular trading.

The Trustee values the Trust’s silver based upon the announced price of an ounce of silver set by three market making members of the London Bullion Market Association (“LBMA”) at approximately 12:00 noon (London time) on each working day (“London Fix”) If there is no announced London Fix on a business day, the Trustee is authorized to use the most recently announced London Fix unless the Trustee, in consultation with the Sponsor, determines that such price is inappropriate as a basis for evaluation.

The LBMA fixings are an open process at which market participants can transact business on the basis of a single quoted price. Three market making members of the LBMA conduct the silver fixing meeting under the chairmanship of The Bank of Nova Scotia-ScotiaMocatta by telephone at 12:00 noon (London time) each working day. The other two members of the silver fixing are Deutsche Bank AG (London) and HSBC Bank USA N.A. (London branch). Orders executed at the fixing are conducted as principal-to-principal transactions between the client and the dealer through whom the order is placed. Clients place orders with the dealing rooms of the fixing members, who net all the orders before communicating their interest to their representative at the fixing. The metal price is then adjusted to reflect whether there are more buyers or sellers at a given price until such time as supply and demand is seen to be balanced. Orders can be changed throughout the proceedings as the price is moved higher and lower until such time as buyers’ and sellers’ orders are satisfied and the price is said to be “fixed.”

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

Trust Expenses

The Trust’s only ordinary recurring expense is expected to be the Sponsor’s fee. In exchange for the Sponsor’s fee the Sponsor has agreed to assume the following administrative and marketing expenses incurred by the Trust: the Trustee’s fee, the Custodian’s fee, NYSE Arca listing fees, SEC registration fees, printing and mailing costs, audit fees and expenses and up to $100,000 per annum in legal fees and expenses. The Sponsor also paid the costs of the Trust’s organization and the initial sale of the Shares, including the applicable SEC registration fees.

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

The Sponsor earned $31,287,009 for the year ended December 31, 2010.

Deposit of Silver; Issuance of Baskets of Shares

The Trust expects to create and redeem Shares on a continuous basis but only in Baskets of 50,000 Shares. Only registered broker-dealers who have entered into written agreements with the Sponsor and the Trustee (each, an “Authorized Participant”) can deposit silver and receive Baskets of Shares in exchange. Upon the deposit of the corresponding amount of silver with the Custodian, and the payment of the Trustee’s applicable fee and of any expenses, taxes or charges (such as stamp taxes or stock transfer taxes or fees), the Trustee delivers the appropriate number of Baskets to the Depository Trust Company account of the depositing Authorized Participant. The Sponsor and the Trustee maintain a current list of Authorized Participants. Silver deposited with the Custodian must meet the specifications for weight, dimensions, fineness (or purity), identifying marks and appearance of silver bars as set forth in “The Good Delivery Rules for Gold and Silver Bars” published by the LBMA (“London Good Delivery Standards”).

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

The Basket Silver Amount necessary for the creation of a Basket changes from day to day. The initial Basket Silver Amount (in effect at the time of the creation of the Trust) was 500,000 ounces of silver. On each day that NYSE Arca is open for regular trading, the Trustee adjusts the quantity of silver constituting the Basket Silver Amount as appropriate to reflect sales of silver, any loss of silver that may occur, and accrued expenses. The computation is made by the Trustee as promptly as practicable after 4:00 p.m. (New York time). The Basket Silver Amount so determined is communicated to the market via the Sponsor’s website for the Shares. NYSE Arca also publishes the Basket Silver Amount determined by the Trustee as indicated above.

Because the Sponsor has assumed what are expected to be most of the Trust’s expenses, and the Sponsor’s fee accrues daily at the same rate (i.e., 1/365th of the net asset value of the Trust multiplied by 0.50%), in the absence of any extraordinary expenses or liabilities the amount of silver by which the Basket Silver Amount decreases each day is predictable. The Trustee intends to make available on each business day, through the same channels used to disseminate the actual Basket Silver Amount, an indicative Basket Silver Amount for the next business day. Authorized Participants may use that indicative Basket Silver Amount as guidance regarding the amount of silver that they may expect to have to deposit with the Custodian in respect of purchase orders placed by them on such next business day and accepted by the Trustee. The agreement entered with each Authorized Participant provides, however, that once a purchase order has been accepted by the Trustee, the Authorized Participant will be required to deposit with the Custodian the Basket Silver Amount determined by the Trustee on the effective date of the purchase order.

No Shares are issued unless and until the Custodian has informed the Trustee that it has allocated to the Trust’s account (except that any amounts of less than 1100 ounces may be held in the Trust account on an unallocated basis) the corresponding amount of silver. In accordance with the procedures that the Custodian has agreed to follow in connection with the creation of Shares, silver received by the Custodian no later than 11:30 a.m. (London time) is required to be allocated to the Trust’s account no later than 9:00 a.m. (New York time) on next day that the Custodian is open for business at the place of delivery. All taxes incurred in connection with the delivery of silver to the Custodian in exchange for Baskets of Shares (including any applicable value added tax) will be the sole responsibility of the Authorized Participant making such delivery.

Redemption of Baskets of Shares; Withdrawal of Silver

Authorized Participants, acting on authority of the registered holder of Shares, may surrender Baskets of Shares in exchange for the corresponding Basket Silver Amount announced by the Trustee. Upon the surrender of such Shares and the payment of the Trustee’s applicable fee and of any expenses, taxes or charges (such as stamp taxes or stock transfer taxes or fees), the Trustee will deliver to the order of the redeeming Authorized Participant the amount of silver corresponding to the redeemed Baskets. Shares can only be surrendered for redemption in Baskets of 50,000 Shares each.

Before surrendering Baskets of Shares for redemption, an Authorized Participant must deliver to the Trustee a written request indicating the number of Baskets it intends to redeem and the location where it would like to take delivery of the silver represented by such Baskets. The date the Trustee receives that order determines the Basket Silver Amount to be received in exchange. However, orders received by the Trustee after 3:59 p.m. (New York time) on a business day are treated as received on the next following business day.

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

Fees and Expenses of the Trustee

•

Each deposit of silver for the creation of Baskets of Shares and each surrender of Baskets of Shares for the purpose of withdrawing Trust property (including if the Trust Agreement terminates) must be accompanied by a payment to the Trustee of a fee of $500 (or such other fee as the Trustee, with the prior written consent of the Sponsor, may from time to time announce).

•

The Trustee is entitled to reimburse itself from the assets of the Trust for all expenses and disbursements incurred by it for extraordinary services it may provide to the Trust or in connection with any discretionary action the Trustee may take to protect the Trust or the interests of the holders.

Trust Expenses and Silver Sales

In addition to the fee payable to the Sponsor, the following expenses are paid out of the assets of the Trust:

•	any expenses or liabilities of the Trust that are not assumed by the Sponsor;

•	any taxes and other governmental charges that may fall on the Trust or its property;

•	expenses and costs of any action taken by the Trustee or the Sponsor to protect the Trust and the rights and interests of holders of Shares; and

•	any indemnification of the Sponsor as described below.

The Trustee sells the Trust’s silver from time to time as necessary to facilitate payment of the fees and expenses that the Trust is required to pay. See “Trust Expenses.”

The Trustee is not responsible for any depreciation or loss incurred by reason of sales of silver made in compliance with the Trust Agreement.

Payment of Taxes

The Trustee may deduct the amount of any taxes owed from any distributions it makes. It may also sell Trust assets, by public or private sale, to pay any taxes owed. Registered holders of Shares will remain liable if the proceeds of the sale are not enough to pay the taxes.

UNITED STATES FEDERAL INCOME TAX CONSEQUENCES

The following discussion of the material United States federal income tax consequences that generally will apply to the purchase, ownership and disposition of Shares by a U.S. Shareholder (as defined below), and certain United States federal income consequences that may apply to an investment in Shares by a Non-U.S. Shareholder (as defined below), is based on the United States Internal Revenue Code of 1986, as amended (the “Code”), Treasury Regulations promulgated thereunder and judicial and administrative interpretations of the Code, all as in effect on the date of this report and all of which are subject to change either prospectively or retroactively. The tax treatment of owners of beneficial interests in the Shares (“Shareholders”) may vary depending upon their own particular circumstances. Certain Shareholders (including banks, financial institutions, insurance companies, tax-exempt organizations, broker-dealers, traders, persons holding Shares as a position in a “hedging,” “straddle,” “conversion,” or “constructive sale” transaction for United States federal income tax purposes, persons whose “functional currency” is not the United States dollar, or other investors with special circumstances) may be subject to special rules not discussed below. In addition, the following discussion applies only to investors who will hold Shares as “capital assets” within the meaning of section 1221 of the Code. Moreover, the discussion below does not address the effect of any state, local or foreign tax law on an owner of Shares. Purchasers of Shares are urged to consult their own tax advisors with respect to all federal, state, local and foreign tax law considerations potentially applicable to their investment in Shares.

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

Taxation of U.S. Shareholders

Shareholders will be treated, for United States federal income tax purposes, as if they directly owned a pro rata share of the underlying assets held in the Trust. Shareholders also will be treated as if they directly received their respective pro rata shares of the Trust’s income, if any, and as if they directly incurred their respective pro rata shares of the Trust’s expenses. In the case of a Shareholder that purchases Shares for cash, its initial tax basis in its pro rata share of the assets held in the Trust at the time it acquires its Shares will be equal to its cost of acquiring the Shares. In the case of a Shareholder that acquires its Shares as part of a creation of a Basket, the delivery of silver to the Trust in exchange for the underlying silver represented by the Shares will not be a taxable event to the Shareholder, and the Shareholder’s tax basis and holding period for the Shareholder’s pro rata share of the silver held in the Trust will be the same as its tax basis and holding period for the silver delivered in exchange therefor. For purposes of this discussion, and unless stated otherwise, it is assumed that all of a Shareholder’s Shares are acquired on the same date and at the same price per Share. Shareholders that hold multiple lots of Shares, or that are contemplating acquiring multiple lots of Shares, should consult their own tax advisors as to the determination of the tax basis and holding period for the underlying silver related to such Shares.

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

Upon a Shareholder’s sale of some or all of its Shares, the Shareholder will be treated as having sold the portion of its pro rata share of the silver held in the Trust at the time of the sale that is attributable to the Shares sold. Accordingly, the Shareholder generally will recognize gain or loss on the sale in an amount equal to the difference between (a) the amount realized pursuant to the sale of the Shares, and (b) the Shareholder’s tax basis for the portion of its pro rata share of the silver held in the Trust at the time of sale that is attributable to the Shares sold, as determined in the manner described in the preceding paragraph.

A redemption of some or all of a Shareholder’s Shares in exchange for the underlying silver represented by the Shares redeemed generally will not be a taxable event to the Shareholder. The Shareholder’s tax basis for the silver received in the redemption generally will be the same as the Shareholder’s tax basis for the portion of its pro rata share of the silver held in the Trust immediately prior to the redemption that is attributable to the Shares redeemed. The Shareholder’s holding period with respect to the silver received should include the period during which the Shareholder held the Shares redeemed. A subsequent sale of the silver received by the Shareholder will be a taxable event.

After any sale or redemption of less than all of a Shareholder’s Shares, the Shareholder’s tax basis for its pro rata share of the silver held in the Trust immediately after such sale or redemption generally will be equal to its tax basis for its share of the total amount of the silver held in the Trust immediately prior to the sale or redemption, less the portion of such basis which is taken into account in determining the amount of gain or loss recognized by the Shareholder upon such sale or, in the case of a redemption, is treated as the basis of the silver received by the Shareholder in the redemption.

Maximum 28% Long-Term Capital Gains Tax Rate for U.S. Shareholders Who Are Individuals

Under current law, gains recognized by individuals from the sale of “collectibles,” including silver, held for more than one year are taxed at a maximum rate of 28%, rather than the current 15% rate applicable to most other long-term capital gains. For these purposes, gain recognized by an individual upon the sale of an interest in a trust that holds collectibles is treated as gain recognized on the sale of collectibles, to the extent that the gain is attributable to unrealized appreciation in value of the collectibles held by the trust. Therefore, any gain recognized by an individual U.S. Shareholder attributable to a sale of Shares held for more than one year, or attributable to the Trust’s sale of any silver which the Shareholder is treated (through its ownership of Shares) as having held for more than one year, generally will be taxed at a maximum rate of 28%. The tax rates for capital gains recognized upon the sale of assets held by an individual U.S. Shareholder for one year or less or by a taxpayer other than an individual United States taxpayer are generally the same as those at which ordinary income is taxed.

3.8% Tax on Net Investment Income for Taxable Years Beginning After December 31, 2012

The Health Care Reform and Education Reconciliation Act of 2010 (Pub. Law 111-152) requires certain U.S. Shareholders who are individuals to pay a 3.8% tax on the lesser of the excess of their modified adjusted gross income over a threshold amount ($250,000 for married persons filing jointly and $200,000 for single taxpayers) or their “net investment income,” which generally includes capital gains from the disposition of property, for taxable years beginning after December 31, 2012. This tax is in addition to any capital gains taxes due on such investment income. A similar tax will apply to estates and trusts. U.S. Shareholders should consult their own tax advisors regarding the effect, if any, this law may have on their investment in the Shares.

Brokerage Fees and Trust Expenses

Any brokerage or other transaction fee incurred by a Shareholder in purchasing Shares will be treated as part of the Shareholder’s tax basis in the underlying assets of the Trust. Similarly, any brokerage fee incurred by a Shareholder in selling Shares will reduce the amount realized by the Shareholder with respect to the sale.

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

Investment by U.S. Tax-Exempt Shareholders

Certain U.S. Shareholders (“U.S. Tax-Exempt Shareholders”) are subject to United States federal income tax only on their “unrelated business taxable income” (“UBTI”). Unless they incur debt in order to purchase Shares, it is expected that U.S. Tax-Exempt Shareholders should not realize UBTI in respect of income or gains from the Shares. U.S. Tax-Exempt Shareholders should consult their own independent tax advisors regarding the United States federal income tax consequences of holding Shares in light of their particular circumstances.

Investment by Regulated Investment Companies

Mutual funds and other investment vehicles which are “regulated investment companies” within the meaning of Code section 851 should consult with their tax advisors concerning (i) the likelihood that an investment in Shares, although they are a “security” within the meaning of the Investment Company Act of 1940, as amended (the “Investment Company Act”), may be considered an investment in the underlying silver for purposes of Code section 851(b), and (ii) the extent to which an investment in Shares might nevertheless be consistent with preservation of their qualification under Code section 851.

Investment by Certain Retirement Plans

Section 408(m) of the Code provides that the purchase of a “collectible” as an investment for an IRA, or for a participant-directed account maintained under any plan that is tax-qualified under section 401(a) of the Code, is treated as a taxable distribution from the account to the owner of the IRA, or to the participant for whom the plan account is maintained, of an amount equal to the cost to the account of acquiring the collectible. The Sponsor has received a private letter ruling from the IRS which provides that the purchase of Shares by an IRA or a participant-directed account maintained under a plan that is tax-qualified under section 401(a) of the Code, will not constitute the acquisition of a collectible or be treated as resulting in a taxable distribution to the IRA owner or plan participant under Code section 408(m). However, in the event any redemption of Shares results in the distribution of silver bullion to an IRA or a participant-directed account maintained under a plan that is tax-qualified under Section 401(a) of the Code, such distribution would constitute the acquisition of a collectible to the extent provided under section 408(m) of the Code. See “ERISA and Related Considerations.”

Taxation of Non-U.S. Shareholders

A Non-U.S. Shareholder generally will not be subject to United States federal income tax with respect to gain recognized upon the sale or other disposition of Shares, or upon the sale of silver by the Trust, unless (1) the Non-U.S. Shareholder is an individual and is present in the United States for 183 days or more during the taxable year of the sale or other disposition, and the gain is treated as being from United States sources; or (2) the gain is effectively connected with the conduct by the Non-U.S. Shareholder of a trade or business in the United States and certain other conditions are met.

United States Information Reporting and Backup Withholding

The Trustee will file certain information returns with the IRS, and provide certain tax-related information to Shareholders, in connection with the Trust. Each Shareholder will be provided with information regarding its allocable portion of the Trust’s annual income (if any) and expenses. A U.S. Shareholder may be subject to United States backup withholding tax in certain circumstances unless it provides its taxpayer identification number and complies with certain certification procedures. Non-U.S. Shareholders may have to comply with certification procedures to establish that they are not a United States person in order to avoid the information reporting and backup withholding tax requirements.

The amount of any backup withholding will be allowed as a credit against a Shareholder’s United States federal income tax liability and may entitle such a Shareholder to a refund, provided that the required information is furnished to the IRS.

Taxation in Jurisdictions Other Than the United States

Prospective purchasers of Shares that are based in or acting out of a jurisdiction other than the United States are advised to consult their own tax advisors as to the tax consequences, under the laws of such jurisdiction (or any other jurisdiction other than the United States to which they are subject), of their purchase, holding, sale and redemption of or any other dealing in Shares and, in particular, as to whether any value added tax, other consumption tax or transfer tax is payable in relation to such purchase, holding, sale, redemption or other dealing.

ERISA AND RELATED CONSIDERATIONS

The Employee Retirement Income Security Act of 1974 (“ERISA”) and/or section 4975 of the Code impose certain requirements on employee benefit plans and certain other plans and arrangements, including individual retirement accounts and annuities, Keogh plans, and certain collective investment funds or insurance company general or separate accounts in which such plans or arrangements are invested, that are subject to ERISA and/or the Code (collectively, Plans), and on persons who are fiduciaries with respect to the investment of assets treated as “plan assets” of a Plan. Investments by Plans are subject to the fiduciary requirements and the applicability of prohibited transaction restrictions under ERISA.

Government plans and some church plans are not subject to the fiduciary responsibility provisions of ERISA or the provisions of section 4975 of the Code, but may be subject to substantially similar rules under state or other federal law. Fiduciaries of any such plans are advised to consult with their counsel prior to an investment in Shares.

In contemplating an investment of a portion of Plan assets in Shares, the Plan fiduciary responsible for making such investment should carefully consider, taking into account the facts and circumstances of the Plan, the “Risk Factors” discussed below and whether such investment is consistent with its fiduciary responsibilities, including, but not limited to: (a) whether the fiduciary has the authority to make the investment under the appropriate governing plan instrument; (b) whether the investment would constitute a direct or indirect non-exempt prohibited transaction with a party in interest; (c) the Plan’s funding objectives; and (d) whether under the general fiduciary standards of investment prudence and diversification such investment is appropriate for the Plan, taking into account the overall investment policy of the Plan, the composition of the Plan’s investment portfolio and the Plan’s need for sufficient liquidity to pay benefits when due.

Item 1A. Risk Factors.

Because the Shares are created to reflect the price of the silver held by the Trust, the market price of the Shares will be unpredictable as the price of silver has historically been. This creates the potential for losses, regardless of whether you hold Shares for a short-, medium-or long-term.

Shares are created to reflect, at any given time, the market price of silver owned by the Trust at that time less the Trust’s expenses and liabilities. Because the value of Shares depends on the price of silver, it is subject to fluctuations similar to those affecting silver prices. The price of silver has fluctuated widely over the past several years. If silver markets continue to be characterized by the wide fluctuations that they have shown in the past several years, the price of the Shares will change widely and in an unpredictable manner. This exposes your investment in Shares to potential losses if you need to sell your Shares at a time when the price of silver is lower than it was when you made your investment in Shares. Even if you are able to hold Shares for the medium- or long-term you may never realize a profit, because silver markets have historically experienced extended periods of flat or declining prices.

Following an investment in Shares, several factors may have the effect of causing a decline in the prices of silver and a corresponding decline in the price of Shares. Among them:

•

A change in economic conditions, such as a recession, can adversely affect the price of silver. Silver is used in a wide range of industrial applications, and an economic downturn could have a negative impact on its demand and, consequently, its price and the price of the Shares.

•

A significant change in the attitude of speculators and investors towards silver. Should the speculative community take a negative view towards silver, a decline in world silver prices could occur, negatively impacting the price of the Shares.

•

A significant increase in silver price hedging activity by silver producers. Traditionally, silver producers have not hedged to the same extent as other producers of precious metals (gold, for example) do. Should there be an increase in the level of hedge activity of silver producing companies, it could cause a decline in world silver prices, adversely affecting the price of the Shares.

Conversely, several factors may trigger a temporary increase in the price of silver prior to your investment in the Shares. If that is the case, you will be buying Shares at prices affected by the temporarily high prices of silver, and you may incur losses when the causes for the temporary increase disappear. Paradoxically, one of the causes for a temporary increase of this type would be a very enthusiastic reception of the Shares by the market. If a rush to acquire Shares results in large purchases of silver to be deposited in the Trust, the price of silver may see an increase that will subside after the initial rush comes to an end.

The amount of silver represented by each Share will continue to decrease over the life of the Trust due to the sales of silver necessary to pay the Sponsor’s fee and Trust expenses. Without increases in the price of silver sufficient to compensate for that decrease, the price of the Shares will also decline and you will lose money on your investment in Shares.

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

Because the Trust does not have any income, it needs to sell silver to cover the Sponsor’s fee and expenses not assumed by the Sponsor. The Trust may also be subject to other liabilities (for example, as a result of litigation) which have also not been assumed by the Sponsor. The only source of funds to cover those liabilities will be sales of silver held by the Trust. Even if there are no expenses other than those assumed by the Sponsor, and there are no other liabilities of the Trust, the Trustee will still need to sell silver to pay the Sponsor’s fee. The result of these sales is a decrease in the amount of silver represented by each Share. New deposits of silver, received in exchange for new Shares issued by the Trust, do not reverse this trend.

A decrease in the amount of silver represented by each Share results in a decrease in its price even if the price of silver has not changed. To retain the Share’s original price, the price of silver has to increase. Without that increase, the lower amount of silver represented by the Share will have a correspondingly lower price. If these increases do not occur, or are not sufficient to counter the lower amount of silver represented by each Share, you will sustain losses on your investment in Shares.

An increase in the Trust expenses not assumed by the Sponsor, or the existence of unexpected liabilities affecting the Trust, will force the Trustee to sell larger amounts of silver, and will result in a more rapid decrease of the amount of silver represented by each Share and a corresponding decrease in its value.

The Trust is a passive investment vehicle. This means that the value of your Shares may be adversely affected by Trust losses that, if the Trust had been actively managed, might have been possible to avoid.

The Trustee does not actively manage the silver held by the Trust. This means that the Trustee does not sell silver at times when its price is high, or acquire silver at low prices in the expectation of future price increases. It also means that the Trustee does not make use of any of the hedging techniques available to professional silver investors to attempt to reduce the risks of losses resulting from price decreases. Any losses sustained by the Trust will adversely affect the value of your Shares.

The price received upon the sale of Shares may be less than the value of the silver represented by them.

The result obtained by subtracting the Trust’s expenses and liabilities on any day from the price of the silver owned by the Trust on that day is the net asset value of the Trust which, when divided by the number of Shares outstanding on that date, results in the NAV.

Shares may trade at, above or below their NAV. The NAV of Shares will fluctuate with changes in the market value of the Trust’s assets. The trading prices of Shares will fluctuate in accordance with changes in their NAVs as well as market supply and demand. The amount of the discount or premium in the trading price relative to the NAV per Share may be influenced by non-concurrent trading hours between the major silver markets and NYSE Arca. While the Shares will trade on NYSE Arca until 4:15 p.m. (New York time) liquidity in the market for silver will be reduced after the close of the major world silver markets, including London, Zurich and the COMEX. As a result, during this time, trading spreads, and the resulting premium or discount on Shares, may widen.

The liquidation of the Trust may occur at a time when the disposition of the Trust’s silver will result in losses to investors in Shares.

The Trust will have limited duration. If certain events occur, at any time, the Trustee will have to terminate the Trust. Otherwise, the Trust will terminate automatically after forty years.

Upon termination of the Trust, the Trustee will sell silver in the amount necessary to cover all expenses of liquidation, and to pay any outstanding liabilities of the Trust. The remaining silver will be distributed among investors surrendering Shares. Any silver remaining in the possession of the Trustee after 90 days may be sold by the Trustee and the proceeds of the sale will be held by the Trustee until claimed by any remaining holders of Shares. Sales of silver in connection with the liquidation of the Trust at a time of low prices will likely result in losses, or adversely affect your gains, on your investment in Shares.

There may be situations where an Authorized Participant is unable to redeem a Basket of shares. To the extent the value of silver decreases, these delays may result in a decrease in the value of the silver the Authorized Participant will receive when the redemption occurs, as well as a reduction in liquidity for all shareholders in the secondary market.

Although Shares surrendered by Authorized Participants in Basket-size aggregations are redeemable in exchange for the underlying amount of silver, redemptions may be suspended during any period while regular trading on NYSE Arca is suspended or restricted, or in which an emergency exists that makes it reasonably impracticable to deliver, dispose of, or evaluate silver. If any of these events occurs at a time when an Authorized Participant intends to redeem Shares, and the price of silver decreases before such Authorized Participant is able again to surrender for redemption Baskets of Shares, such Authorized Participant will sustain a loss with respect to the amount that it would have been able to obtain in exchange for the silver received from the Trust upon the redemption of its Shares, had the redemption taken place when such Authorized Participant originally intended it to occur. As a consequence, Authorized Participants may reduce their trading in Shares during periods of suspension, decreasing the number of potential buyers of Shares in the secondary market and, therefore, decreasing the price a shareholder may receive upon sale.

The liquidity of the Shares may also be affected by the withdrawal from participation of Authorized Participants.

In the event that one of more Authorized Participants which have substantial interests in Shares withdraw from participation, the liquidity of the Shares will likely decrease, which could adversely affect the market price of the Shares and result in your incurring a loss on your investment.

Authorized Participants with large holdings may choose to terminate the Trust.

Holders of 75% of the Shares have the power to terminate the Trust. This power may be exercised by a relatively small number of holders. If it is so exercised, investors who wished to continue to invest in silver through the vehicle of the Trust will have to find another vehicle, and may not be able to find another vehicle that offers the same features as the Trust.

The lack of an active trading market for the Shares may result in losses on your investment at the time of disposition of your Shares.

Although Shares are listed for trading on NYSE Arca, you should not assume that an active trading market for the Shares will be maintained. If you need to sell your Shares at a time when no active market for them exists, such lack of an active market will most likely adversely affect the price you receive for your Shares (assuming you are able to sell them).

If the process of creation and redemption of Baskets of Shares encounters any unanticipated difficulties or is materially restricted due to any illiquidity in the market for physical silver, the possibility for arbitrage transactions by Authorized Participants, intended to keep the price of the Shares closely linked to the price of silver may not exist and, as a result, the price of the Shares may fall or otherwise diverge from NAV.

If the processes of creation and redemption of Shares (which depend on timely transfers of silver to and by the Custodian) encounter any unanticipated difficulties, potential market participants, such as the Authorized Participants and their customers, who would otherwise be willing to purchase or redeem Baskets of Shares to take advantage of any arbitrage opportunity arising from discrepancies between the price of the Shares and the price of the underlying silver may not take the risk that, as a result of those difficulties, they may not be able to realize the profit they expect. If this is the case, the liquidity of the Shares may decline and the price of the Shares may fluctuate independently of the price of silver and may fall. Furthermore, in the event that the London market for physical silver should become relatively illiquid and thereby materially restrict opportunities for arbitraging by delivering silver in return for Baskets of Shares, the price of Shares may diverge from the value of physical silver and may fall.

As an owner of Shares, you will not have the rights normally associated with ownership of other types of shares.

Shares are not entitled to the same rights as shares issued by a corporation. By acquiring Shares, you are not acquiring the right to elect directors, to receive dividends, to vote on certain matters regarding the issuer of your Shares or to take other actions normally associated with the ownership of shares.

As an owner of Shares, you will not have the protections normally associated with ownership of shares in an investment company registered under the Investment Company Act, or the protections afforded by the Commodity Exchange Act of 1936.

The Trust is not registered as an investment company for purposes of United States federal securities laws, and is not subject to regulation by the SEC as an investment company. Consequently, the owners of Shares do not have the regulatory protections provided to investors in investment companies. For example, the provisions of the Investment Company Act that limit transactions with affiliates, prohibit the suspension of redemptions (except under certain limited circumstances) or limit sales loads do not apply to the Trust.

The Trust does not hold or trade in commodity futures contracts regulated by the Commodity Exchange Act (“CEA”), as administered by the Commodity Futures Trading Commission (“CFTC”). Furthermore, the Trust is not a commodity pool for purposes of the CEA, and its Sponsor is not subject to regulation by the CFTC as a commodity pool operator, or a commodity trading advisor. Consequently, the owner of Shares does not have the regulatory protections provided to investors in CEA-regulated instruments or commodity pools. Consequently, the Trustee is not subject to registration as a commodity pool operator and the owners of Shares do not receive the disclosure document and certified annual report required to be delivered by a commodity pool operator.

The value of the Shares will be adversely affected if silver owned by the Trust is lost or damaged in circumstances in which the Trust is not in a position to recover the corresponding loss.

The Custodian is responsible to the Trust for loss or damage to the Trust’s silver only under limited circumstances. The agreement with the Custodian contemplates that the Custodian will be responsible to the Trust only if it acts with negligence, fraud or in willful default of its obligations under the Custodian agreement. In addition, the Custodian has agreed to indemnify the Trust for any loss or liability directly resulting from a breach of the Custodian’s representations and warranties in the Custodian agreement, a failure of the Custodian to act in accordance with the Trustee’s instructions or any physical loss, destruction or damage to the silver held for the Trust’s account, except for losses due to nuclear accidents, terrorism, riots, acts of God, insurrections, strikes and similar causes beyond the control of the Custodian for which the Custodian will not be responsible to the Trust.

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

In addition, because the Custodian agreement is governed by English law, any rights which the holders of Shares may have against the Custodian will be different from, and may be more limited than, those that could have been available to them under the laws of a different jurisdiction. The choice of English law to govern the Custodian agreement, however, is not expected to affect any rights that the holders of the Shares may have against the Trust or the Trustee.

Any loss of silver owned by the Trust will result in a corresponding loss in the NAV and it is reasonable to expect that such loss will also result in a decrease in the value at which the Shares are traded on NYSE Arca.

Silver transferred to the Trust in connection with the creation of Baskets of Shares may not be of the quality required under the Trust Agreement. The Trust will sustain a loss if the Trustee issues Shares in exchange for silver of inferior quality and that loss will adversely affect the value of all existing Shares.

The procedures agreed to with the Custodian contemplate that the Custodian must undertake certain tasks in connection with the inspection of silver delivered by Authorized Participants in exchange for Baskets of Shares. The Custodian’s inspection includes review of the corresponding bar list to ensure that it accurately describes the weight, fineness, refiner marks and bar numbers appearing on the silver bars, but does not include any chemical or other tests designed to verify that the silver received does, in fact, meet the purity requirements referred to in the Trust Agreement. Accordingly, such inspection procedures may not prevent the deposit of silver that fails to meet these purity standards. Each person that deposits silver in the Trust is liable to the Trust if that silver does not meet the requirements of the Trust Agreement. The Custodian will not be responsible or liable to the Trust or to any investor in the event any silver otherwise properly inspected by it does not meet the purity requirements contained in the Trust Agreement. To the extent that Baskets of Shares are issued in exchange for silver of inferior quality and the Trust is not able to recover damages from the person that deposited that silver, the total value of the assets of the Trust will be adversely affected and, with it, the NAV. In these circumstances, it is reasonable to expect that the value at which the Shares trade on NYSE Arca will also be adversely affected.

The value of the Shares will be adversely affected if the Trust is required to indemnify the Sponsor or the Custodian as contemplated in the Trust Agreement and the Custodian agreement.

Under the Trust Agreement, the Sponsor has a right to be indemnified from the Trust for any liability or expense it incurs without negligence, bad faith or willful misconduct on its part. Similarly, under the Custodian agreement the Custodian has a right to be indemnified from the Trust for any liability or expense it incurs without negligence, willful default or fraud on its part. This means that it may be necessary to sell assets of the Trust in order to cover losses or liability suffered by the Sponsor or the Custodian. Any sale of that kind would reduce the net asset value of the Trust and the value of the Shares.

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

Not applicable.

Item 3. Legal Proceedings.

None.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

a) On December 4, 2008 the Shares commenced trading on NYSE Arca under the symbol “SLV.” Prior to that, the Shares were traded on the American Stock Exchange, also under the symbol “SLV,” since their initial public offering on April 21, 2006.

For each of the quarters during the fiscal years ended December 31, 2010 and 2009, the high and low sale prices of the Shares as reported for NYSE Arca transactions were as follows:

	Years Ended December 31,
	2010		2009
	High	Low	High	Low
First Quarter	$18.45	$14.75	$14.34	$10.45
Second Quarter	$19.12	$17.05	$15.75	$11.68
Third Quarter	$21.40	$17.16	$17.14	$12.50
Fourth Quarter	$30.18	$21.51	$18.89	$15.82

The number of Shareholders of record of the Shares of the registrant as of January 31, 2011 was approximately 352,908.

b) Not applicable.

c) 12,750,000 Shares (255 Baskets) were redeemed during the fourth quarter of the year ended December 31, 2010.

Period	Total Number of Shares Redeemed	Average Ounces of Silver Per Share
10/01/10 to 10/31/10	2,700,000	0.9780
11/01/10 to 11/30/10	6,400,000	0.9776
12/01/10 to 12/31/10	3,650,000	0.9774

Total	12,750,000

Item 6. Selected Financial Data.

Financial Highlights (for the years ending December 31, 2010, 2009, 2008, 2007 and 2006*)

(Dollar amounts in 000’s, except for per Share amounts)

	December 31,
	2010	2009	2008	2007	2006*
Total assets	$5,650,138	$4,210,142	$2,356,533	$1,838,497	$1,361,819
Total gain (loss) on sales and distributions of silver	$265,706	$22,817	$(17,207)	$63,042	$(4,287)
Net income (loss)	$234,419	$574,523	$(603,345)	$53,914	$(191,169)
Weighted-average Shares outstanding	314,367,671	277,269,041	196,716,940	137,510,959	90,168,627
Net income (loss) per Share	$0.75	$2.07	$(3.07)	$0.39	$(2.12)
Net cash flows	$—	$—	$—	$—	$—

*	For the period from April 21, 2006 (date of inception) through December 31, 2006.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

This information should be read in conjunction with the financial statements and notes to financial statements included with this report. The discussion and analysis that follows may contain statements that relate to future events or future performance. In some cases, such forward-looking statements can be identified by terminology such as “may,” “should,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “potential” or the negative of these terms or other comparable terminology. Neither the Sponsor, nor any other person assumes responsibility for the accuracy or completeness of any forward-looking statements. Neither the Trust nor the Sponsor is under a duty to update any of the forward-looking statements to conform such statements to actual results or to a change in the Sponsor’s expectations or predictions.

Introduction

The Trust is a grantor trust formed under the laws of the State of New York. The Trust does not have any officers, directors or employees, and is administered by the Trustee acting as trustee pursuant to the Depositary Trust Agreement (as amended, the “Trust Agreement”) between the Trustee and the Sponsor. The Trust issues Shares representing fractional undivided beneficial interests in its net assets. The assets of the Trust consist primarily of silver bullion held by a custodian as an agent of the Trust responsible only to the Trustee.

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

The Trust issues and redeems Shares only in exchange for silver, only in Baskets of 50,000 Shares or integral multiples thereof, and only in transactions with Authorized Participants. A list of current Authorized Participants is available from the Sponsor or the Trustee.

Shares of the Trust trade on NYSE Arca under the symbol “SLV.”

Valuation of Silver; Computation of Net Asset Value

On each business day, as soon as practicable after 4:00 p.m. (New York time), the Trustee evaluates the silver held by the Trust and determines the net asset value of the Trust and the net asset value per Share. The Trustee values the silver on the basis of that day’s announced London Fix. Having valued the silver held by the Trust, the Trustee then subtracts all accrued fees (other than the fees to be computed by reference to the value of the Trust or its assets), expenses and other liabilities of the Trust from the value of the silver and other assets of the Trust. The result is the adjusted net asset value of the Trust, which is used to compute all fees (including the Sponsor’s fee), which are calculated from the value of the Trust’s assets. To determine the net asset value of the Trust, the Trustee subtracts from the adjusted net asset value of the Trust the amount of accrued fees computed from the value of the Trust’s assets. The Trustee also computes the net asset value per Share, by dividing the net asset value of the Trust by the number of Shares outstanding on the date the computation is made.

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

Valuation of Silver Bullion

Silver bullion held by the Trust is recorded at the lower of cost or market. For purposes of this calculation, market values are based on the London Fix. Should the market value of the silver bullion held be lower than its average cost, an adjustment of value below cost (“market value reserve”) is recorded by the Trust and the London Fix is used as the value for financial statement purposes. Should the market value of the silver bullion held increase subsequent to the market value reserve being recorded, a “market value recovery” is recorded by the Trust. As indicated above, the London Fix is also used to value silver bullion held for purposes of calculating the net asset value of the Trust, which in turn is used for the calculation of the redemption value of outstanding Trust Shares.

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

The following chart shows the daily London Fix Spot Settlement Prices for the period from December 2005 through December 2010:

Results of Operations

The Year Ended December 31, 2010

The Trust’s net asset value grew from $5,183,153,950 at December 31, 2009 to $10,750,993,519 at December 31, 2010, a 107.42% increase for the year. The increase in the Trust’s net asset value resulted primarily from an increase in the London Fix price, which rose 80.28% from $16.99 at December 31, 2009 to $30.63 at December 31, 2010 and an increase in outstanding Shares, which rose from 310,700,000 Shares at December 31, 2009 to 359,200,000 Shares at December 31, 2010, a consequence of 89,600,000 Shares (1,792 Baskets) being created during the year and 41,100,000 Shares (822 Baskets) being redeemed during the year.

The 79.44% increase in the Trust’s net asset value per Share from $16.68 at December 31, 2009 to $29.93 at December 31, 2010 is directly related to the 80.28% increase in the London Fix price.

The Trust’s net asset value per Share increased slightly less than the price of silver on a percentage basis due to Sponsor’s fees, which were $31,287,009 for the year, or 0.50% of the Trust’s average weighted assets of $6,272,696,238 during the year. The net asset value per Share of $30.00 at December 30, 2010 was the highest during the year, compared with a low of $14.86 at February 8, 2010. The net asset value of the Trust is obtained by subtracting the Trust’s expenses and liabilities on any day from the value of the silver owned by the Trust on that day; the net asset value per Share is obtained by dividing the net asset value of the Trust on a given day by the number of Shares outstanding on that date.

Net income for the year ended December 31, 2010 was $234,419,195, resulting from a net gain of $8,303,205 on the sales of silver to pay expenses, and a net gain of $257,402,939 on silver distributed for the redemption of Shares, offset by Sponsor’s fees of $31,287,009. Other than the Sponsor’s fees, the Trust had no expenses during the year ended December 31, 2010.

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

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

Not applicable.

Item 8. Financial Statements and Supplementary Data.

Quarterly Income Statements

(Dollar amounts in 000’s, except for per Share amounts)

	Three Months Ended (Unaudited)				Year Ended December 31, 2010
	March 31, 2010	June 30, 2010	September 30, 2010	December 31, 2010
Revenue
Proceeds from sales of silver to pay expenses	$6,400	$6,626	$6,789	$9,442	$29,257
Cost of silver sold to pay expenses	(5,249)	(5,038)	(5,061)	(5,606)	(20,954)

Gain on sales of silver to pay expenses	1,151	1,588	1,728	3,836	8,303
Gain on silver distributed for the redemption of Shares	53,427	56,779	4,389	142,808	257,403

Total gain on sales and distributions of silver	54,578	58,367	6,117	146,644	265,706
Expenses
Sponsor’s fees	(6,282)	(6,690)	(7,084)	(11,231)	(31,287)

Total expenses	(6,282)	(6,690)	(7,084)	(11,231)	(31,287)

Net income (loss)	$48,296	$51,677	$(967)	$135,413	$234,419

Net income (loss) per Share	$0.16	$0.17	$(0.00)	$0.39	$0.75
Weighted-average Shares outstanding	307,343,333	299,169,780	304,032,609	346,607,065	314,367,671

	Three Months Ended (Unaudited)				Year Ended December 31, 2009
	March 31, 2009	June 30, 2009	September 30, 2009	December 31, 2009
Revenue
Proceeds from sales of silver to pay expenses	$3,295	$4,422	$5,001	$6,000	$18,718
Cost of silver sold to pay expenses	(3,573)	(4,323)	(4,690)	(4,710)	(17,296)

Gain (loss) on sale of silver to pay expenses	(278)	99	311	1,290	1,422
Gain (loss) on silver distributed for the redemption of Shares	(334)	(277)	19,617	2,389	21,395

Total gain (loss) on sales and distributions of silver	(612)	(178)	19,928	3,679	22,817
Market value recovery (Note 2B)	532,914	38,870	—	—	571,784

Total revenue	532,302	38,692	19,928	3,679	594,601
Expenses
Sponsor’s fees	(3,808)	(4,659)	(5,196)	(6,415)	(20,078)

Total expenses	(3,808)	(4,659)	(5,196)	(6,415)	(20,078)

Net income (loss)	$528,494	$34,033	$14,732	$(2,736)	$574,523

Net income (loss) per Share	$2.12	$0.12	$0.05	$(0.01)	$2.07
Weighted-average Shares outstanding	249,623,333	276,922,527	285,969,565	295,955,978	277,269,041

The financial statements required by Regulation S-X, together with the report of the Trust’s independent registered public accounting firm appear on pages F-1 to F-10 of this Form 10-K.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

There have been no changes in accountants and no disagreements with accountants during the year ended December 31, 2010.

Item 9A. Controls and Procedures.

The duly authorized officers of the Sponsor performing functions equivalent to those a principal executive officer and principal financial officer of the Trust would perform if the Trust had any officers, and with the participation of the Trustee, have evaluated the effectiveness of the Trust’s disclosure controls and procedures, and have concluded that the disclosure controls and procedures of the Trust were effective as of the end of the period covered by this report to provide reasonable assurance that information required to be disclosed in the reports that the Trust file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the applicable rules and forms, and that it is accumulated and communicated to the duly authorized officers of the Sponsor performing functions equivalent to those a principal executive officer and principal financial officer of the Trust would perform if the Trust had any officers, as appropriate to allow timely decisions regarding required disclosure.

There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures.

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

The principal executive officer and principal financial officer of the Sponsor assessed the effectiveness of the Trust’s internal control over financial reporting as of December 31, 2010. Their assessment included an evaluation of the design of the Trust’s internal control over financial reporting and testing of the operational effectiveness of its internal control over financial reporting. In making its assessment, the Sponsor’s management has utilized the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in its report entitled Internal Control – Integrated Framework. Based on their assessment and those criteria, the principal executive officer and principal financial officer of the Sponsor concluded that the Trust maintained effective internal control over financial reporting as of December 31, 2010.

The effectiveness of the Trust’s internal control over financial reporting as of December 31, 2010 has been audited by PricewaterhouseCoopers LLP, the independent registered public accounting firm that audited and reported on the financial statements included in this Form 10-K, as stated in their report which is included herein.

Changes in Internal Control over Financial Reporting

There were no changes in the Trust’s internal control over financial reporting that occurred during the Trust’s fourth fiscal quarter of the period covered by this report that have materially affected, or are reasonably likely to materially affect, the Trust’s internal control over financial reporting.

Item 9B. Other Information.

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Not applicable.

Item 11. Executive Compensation.

Not applicable.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Securities Authorized for Issuance under Equity Compensation Plans

Not applicable.

Security Ownership of Certain Beneficial Owners and Management

Not applicable.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Not applicable.

Item 14. Principal Accounting Fees and Services.

(1) to (4). Fees for services performed by PricewaterhouseCoopers LLP for the years ended December 31, 2010 and 2009 were:

	2010	2009
Audit fees	$63,001	$63,001
Audit-related fees	—	—
Tax fees	—	—
All other fees	—	—

	$63,001	$63,001

(5) The registrant has no board of directors, and as a result, has no audit committee and no pre-approval policies or procedures with respect to fees paid to PricewaterhouseCoopers LLP.

(6) None of the hours expended on PricewaterhouseCoopers LLP’s engagement to audit the registrant’s financial statements for the year ended December 31, 2010 were attributable to work performed by persons other than the principal accountant’s full-time, permanent employees.

PART IV

Item 15. Exhibits, Financial Statement Schedules.

a)(1)	See Index to Financial Statements on Page F-1 for a list of the financial statements being filed as part of this report.

a)(2)	Schedules have been omitted since they are either not required, not applicable, or the information has otherwise been included.

a)(3)

Exhibit No.	Description
4.1	Depositary Trust Agreement is incorporated by reference to Exhibit 4.1 filed with Registration Statement No. 333-156506 on December 30, 2008

4.2	First Amendment to Depositary Trust Agreement is incorporated by reference to Exhibit 4.1 filed with Current Report on Form 8-K on December 2, 2009

4.3	Standard Terms for Authorized Participant Agreements is incorporated by reference to Exhibit 4.2 filed with Registration Statement No. 333-156506 on December 30, 2008

10.1	Custodian Agreement is incorporated by reference to Exhibit 10.1 filed with Registration Statement No. 333-156506 on December 30, 2008

10.2	Sub-license Agreement is incorporated by reference to Exhibit 10.2 filed with Registration Statement No. 333-156506 on December 30, 2008

10.3	Amendment No. 1 to Custodian Agreement is incorporated by reference to Exhibit 10.3 filed with Registration Statement No. 333-137621 on September 27, 2006

10.4	Second Amendment to Custodian Agreement is incorporated by reference to Exhibit 10.1 filed with Current Report on Form 8-K on February 10, 2010

10.5	Third Amendment to Custodian Agreement is incorporated by reference to Exhibit 10.5 filed with Registration Statement No. 333-170492 on November 9, 2010

23.1	Consent of PricewaterhouseCoopers LLP

31.1	Certification by Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification by Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification by Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification by Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*	Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for the purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

iShares® Silver Trust

Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Sponsor, Trustee and Shareholders of

iShares® Silver Trust:

In our opinion, the financial statements listed in the accompanying index present fairly, in all material respects, the financial position of iShares® Silver Trust (the “Trust”) at December 31, 2010 and 2009, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2010 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Trust maintained, in all material respects, effective internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Sponsor’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on these financial statements and on the Trust’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

/s/ PricewaterhouseCoopers LLP

San Francisco, California

February 25, 2011

iShares® Silver Trust

Balance Sheets

At December 31, 2010 and 2009

	December 31,
(Dollar amounts in 000’s)	2010	2009
ASSETS
Current assets
Silver bullion inventory (fair value of $10,755,319 and $5,185,449, respectively)	$5,632,180	$4,210,142
Receivable for capital Shares sold	17,958	—

TOTAL ASSETS	$5,650,138	$4,210,142

LIABILITIES, REDEEMABLE CAPITAL SHARES AND SHAREHOLDERS’ EQUITY (DEFICIT)
Current liabilities
Sponsor’s fees payable	$4,325	$2,295

Total liabilities	4,325	2,295

Commitments and contingent liabilities (Note 5)	—	—
Redeemable capital Shares, no par value, unlimited amount authorized (at redemption value) – 359,200,000 issued and outstanding at December 31, 2010 and 310,700,000 issued and outstanding at December 31, 2009	10,750,994	5,183,154
Shareholders’ equity (deficit)	(5,105,181)	(975,307)

TOTAL LIABILITIES, REDEEMABLE CAPITAL SHARES AND SHAREHOLDERS’ EQUITY (DEFICIT)	$5,650,138	$4,210,142

See notes to financial statements.

iShares® Silver Trust

Income Statements

For the years ended December 31, 2010, 2009 and 2008

	Years Ended December 31,
(Dollar amounts in 000’s, except for per Share amounts)	2010	2009	2008
Revenue
Proceeds from Sales of silver to pay expenses	$29,257	$18,718	$14,313
Cost of silver sold to pay expenses	(20,954)	(17,296)	(12,694)

Gain on sales of silver to pay expenses	8,303	1,422	1,619
Gain (loss) on silver distributed for the redemption of Shares	257,403	21,395	(18,826)

Total gain (loss) on sales and distributions of silver	265,706	22,817	(17,207)
Market value recovery (Note 2B)	—	571,784	—

Total revenue (loss)	265,706	594,601	(17,207)
Expenses
Sponsor’s fees	(31,287)	(20,078)	(14,354)
Market value reserve (Note 2B)	—	—	(571,784)

Total expenses	(31,287)	(20,078)	(586,138)

NET INCOME (LOSS)	$234,419	$574,523	$(603,345)

Net income (loss) per Share (Note 2C)	$0.75	$2.07	$(3.07)
Weighted-average Shares outstanding (Note 2C)	314,367,671	277,269,041	196,716,940

See notes to financial statements.

iShares® Silver Trust

Statements of Changes in Shareholders’ Equity (Deficit)

For the years ended December 31, 2010, 2009 and 2008

	Years Ended December 31,
(Dollar amounts in 000’s)	2010	2009	2008
Shareholders’ equity (deficit) - beginning of period	$(975,307)	$—	$(387,329)
Net income (loss)	234,419	574,523	(603,345)
Adjustment of redeemable Shares to redemption value	(4,364,293)	(1,549,830)	990,674

Shareholders’ equity (deficit) - end of period	$(5,105,181)	$(975,307)	$—

See notes to financial statements.

iShares® Silver Trust

Statements of Cash Flows

For the years ended December 31, 2010, 2009 and 2008

	Years Ended December 31,
(Dollar amounts in 000’s)	2010	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES:
Proceeds from sales of silver	$29,257	$18,718	$14,313
Expenses – Sponsor’s fee paid	(29,257)	(18,718)	(14,313)

Net cash provided by operating activities	—	—	—

Increase (decrease) in cash	—	—	—
Cash, beginning of period	—	—	—

Cash, end of period	$—	$—	$—

RECONCILIATION OF NET INCOME (LOSS) TO NET CASH PROVIDED BY OPERATING ACTIVITIES:
Net income (loss)	$234,419	$574,523	$(603,345)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
(Gain) loss on silver distributed for the redemption of shares	(257,403)	(21,395)	18,826
Cost of silver sold to pay expenses	20,954	17,296	12,694
Increase in Sponsor’s fees payable	2,030	1,360	41
Market value reserve (recovery) (Note 2B)	—	(571,784)	571,784

Net cash provided by operating activities	$—	$—	$—

Supplemental disclosure of non-cash information:
Carrying value of silver received for creation of Shares	$2,040,507	$1,575,673	$1,438,131
Carrying value of silver distributed for redemption of Shares, at average cost	$(579,557)	$(276,552)	$(335,617)

See notes to financial statements.

iShares® Silver Trust

Notes to Financial Statements

December 31, 2010

1 - Organization

The iShares® Silver Trust (the “Trust”) was organized on April 21, 2006 as a New York trust. The trustee is The Bank of New York Mellon (the “Trustee”) which is responsible for the day to day administration of the Trust. The Trust’s sponsor is BlackRock Asset Management International Inc. (the “Sponsor”), a Delaware corporation. The Trust is governed by the Depositary Trust Agreement (the “Trust Agreement”) executed at the time of organization of the Trust by the Trustee and the Sponsor. The Trust issues units of beneficial interest (or “Shares”) representing fractional undivided beneficial interests in its net assets.

The objective of the Trust is for the value of the Shares to reflect, at any given time, the price of silver owned by the Trust at that time, less the Trust’s expenses and liabilities. The Trust is designed to provide a vehicle for investors to own interests in silver bullion.

2 - Summary of Significant Accounting Policies

A.	Basis of Accounting

The following is a summary of significant accounting policies consistently followed by the Trust in the preparation of its financial statements in conformity with accounting principles generally accepted in the Unites States of America (“U.S. GAAP”). The preparation of financial statements in conformity with U.S. GAAP requires management to make certain estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates and these differences could be material.

B.	Silver Bullion

JPMorgan Chase Bank N.A., London branch (the “Custodian”) is responsible for the safekeeping of silver bullion owned by the Trust.

For financial statement purposes, the silver bullion held by the Trust is valued at the lower of cost or market, using the average cost method. Should the market value of the silver bullion held be lower than its average cost during the interim periods of the same fiscal year, an adjustment of value below cost (“market value reserve”) is recorded by the Trust. Should the market value of the silver bullion held increase subsequent to the market value reserve being recorded, a “market value recovery” is recorded by the Trust. Gain or loss on sales of silver bullion is calculated on a trade date basis. Fair value of the silver bullion is based on the price for an ounce of silver set each working day by three market making members of The London Bullion Market Association (“London Fix”).

The following table summarizes activity in silver bullion for the years ended December 31, 2010, 2009 and 2008 (all balances in 000’s):

December 31, 2010	Ounces	Average Cost	Fair Value	Realized Gain (Loss)
Beginning balance	305,206.0	$4,210,142	$5,185,449	—
Silver contributed	87,675.4	2,040,507	2,040,507	—
Silver distributed	(40,268.3)	(579,557)	(836,960)	$257,403
Silver sold	(1,476.3)	(20,954)	(29,257)	8,303
Adjustment for realized gain	—	—	265,706	—
Adjustment for unrealized gain on silver bullion	—	—	4,129,874	—

Ending balance	351,136.8	$5,650,138	$10,755,319	$265,706

December 31, 2009	Ounces	Average Cost	Fair Value	Realized Gain (Loss)
Beginning balance	218,399.7	$2,356,533	$2,356,533	—
Silver contributed	108,877.6	1,575,673	1,575,673	—
Silver distributed	(20,775.6)	(276,552)	(297,947)	$21,395
Silver sold	(1,295.7)	(17,296)	(18,718)	1,422
Adjustment for realized gain	—	—	22,817	—
Adjustment for unrealized gain on silver bullion	—	—	1,547,091	—
Market value recovery	—	571,784	—	—

Ending balance	305,206.0	$4,210,142	$5,185,449	$22,817

December 31, 2008	Ounces	Average Cost	Fair Value	Realized Gain (Loss)
Beginning balance	150,801.2	$1,838,497	$2,225,826	—
Silver contributed	93,510.3	1,438,131	1,438,131	—
Silver distributed	(24,955.7)	(335,617)	(316,791)	$(18,826)
Silver sold	(956.1)	(12,694)	(14,313)	1,619
Adjustment for realized loss	—	—	(17,207)	—
Adjustment for unrealized loss on silver bullion	—	—	(959,113)	—
Market value reserve	—	(571,784)	—	—

Ending balance	218,399.7	$2,356,533	$2,356,533	$(17,207)

C.	Redeemable Capital Shares

Shares of the Trust are classified as “redeemable” for balance sheet purposes, since they are subject to redemption. Trust Shares are issued and redeemed continuously in aggregations of 50,000 Shares in exchange for silver bullion rather than cash. Individual investors cannot purchase or redeem Shares in direct transactions with the Trust. The Trust only transacts with registered broker-dealers eligible to settle securities transactions through the book-entry facilities of the Depository Trust Company and which have entered into a contractual arrangement with the Trust and the Sponsor governing, among other matters, the creation and redemption of Shares (such broker-dealers are the “Authorized Participants”). Holders of Shares of the Trust may redeem their Shares at any time acting through an Authorized Participant and in the prescribed aggregations of 50,000 Shares; provided, that redemptions of Shares may be suspended during any period while regular trading on NYSE Arca, Inc. (“NYSE Arca”) is suspended or restricted, or in which an emergency exists as a result of which delivery, disposal or evaluation of silver is not reasonably practicable.

The per Share amount of silver exchanged for a purchase or redemption is calculated daily by the Trustee, using the London Fix to calculate the silver amount in respect of any liabilities for which covering silver sales have not yet been made, and represents the per Share amount of silver held by the Trust, after giving effect to its liabilities, sales to cover expenses and liabilities and any losses that may have occurred.

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

Activity in redeemable capital Shares for the years ended December 31, 2010, 2009 and 2008 is as follows (all balances in 000’s):

	Year Ended December 31, 2010		Year Ended December 31, 2009		Year Ended December 31, 2008
	Shares	Amount	Shares	Amount	Shares	Amount
Beginning balance	310,700	$5,183,154	221,250	$2,355,598	152,000	$2,224,932
Shares issued	89,600	2,040,507	110,550	1,575,673	94,500	1,438,131
Shares redeemed	(41,100)	(836,960)	(21,100)	(297,947)	(25,250)	(316,791)
Redemption value adjustment	—	4,364,293	—	1,549,830	—	(990,674)

Ending balance	359,200	$10,750,994	310,700	$5,183,154	221,250	$2,355,598

D.	Federal Income Taxes

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

7 - Subsequent Events

In connection with the preparation of the financial statements of the Trust as of and for the period ended December 31, 2010, management has evaluated the impact of all subsequent events through the date the financial statements were issued and has determined that there were no subsequent events requiring adjustment or disclosure in the financial statements.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned in the capacities* indicated thereunto duly authorized.

BlackRock Asset Management International Inc.

Sponsor of the iShares® Silver Trust (Registrant)

/s/ Michael A. Latham
Michael A. Latham
President and Chief Executive Officer
(Principal executive officer)

Date: February 25, 2011

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the registrant and in the capacities* and on the dates indicated.

/s/ Michael A. Latham
Michael A. Latham
President and Chief Executive Officer
(Principal executive officer)

Date: February 25, 2011

/s/ Geoffrey D. Flynn
Geoffrey D. Flynn
Chief Operating Officer and Chief Financial Officer
(Principal financial and accounting officer)

Date: February 25, 2011

*	The Registrant is a trust and the persons are signing in their capacities as officers and directors of BlackRock Asset Management International Inc., the Sponsor of the Registrant.