Form 10-Q
period 2011-03-31
iShares Silver Trust
filed 2011-05-09
CIK 1330568

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2011

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from              to

Commission file number: 001-32863

iShares® Silver Trust

(Exact name of registrant as specified in its charter)

New York	13-7474456
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

c/o BlackRock Asset Management International Inc.

400 Howard Street

San Francisco, California 94105

Attn: Product Management Team

iShares® Product Research & Development

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

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

iShares® Silver Trust

Balance Sheets

At March 31, 2011 (Unaudited) and December 31, 2010

(Dollar amounts in $000’s)	March 31, 2011	December 31, 2010
ASSETS
Current assets
Silver bullion inventory (fair value of $13,562,906 and $10,755,319, respectively)	$6,464,223	$5,632,180
Receivable for capital Shares sold	—	17,958

TOTAL ASSETS	$6,464,223	$5,650,138

LIABILITIES, REDEEMABLE CAPITAL SHARES AND SHAREHOLDERS’ EQUITY (DEFICIT)
Current liabilities
Sponsor’s fees payable	$5,315	$4,325

Total liabilities	5,315	4,325

Commitments and contingent liabilities (Note 5)	—	—
Redeemable capital Shares, no par value, unlimited amount authorized (at redemption value) – 366,800,000 issued and outstanding at March 31, 2011 and 359,200,000 issued and outstanding at December 31, 2010	13,557,591	10,750,994
Shareholders’ equity (deficit)	(7,098,683)	(5,105,181)

TOTAL LIABILITIES, REDEEMABLE CAPITAL SHARES AND SHAREHOLDERS’ EQUITY (DEFICIT)	$6,464,223	$5,650,138

See notes to financial statements.

iShares® Silver Trust

Income Statements (Unaudited)

For the three months ended March 31, 2011 and 2010

	Three Months Ended March 31,
(Dollar amounts in $000’s, except for per Share amounts)	2011	2010
Revenue
Proceeds from sales of silver to pay expenses	$12,422	$6,400
Cost of silver sold to pay expenses	(6,652)	(5,249)

Gain on sales of silver to pay expenses	5,770	1,151
Gain on silver distributed for the redemption of Shares	473,132	53,427

Total gain on sales and distributions of silver	478,902	54,578
Expenses
Sponsor’s fees	(13,412)	(6,282)

Total expenses	(13,412)	(6,282)

NET INCOME	$465,490	$48,296

Net income per Share	$1.32	$0.16
Weighted-average Shares outstanding	352,079,444	307,343,333

See notes to financial statements.

iShares® Silver Trust

Statements of Changes in Shareholders’ Equity (Deficit)

For the three months ended March 31, 2011 (Unaudited)

and the year ended December 31, 2010

(Dollar amounts in $000’s)	Three Months Ended March 31, 2011	Year Ended December 31, 2010
Shareholders’ equity (deficit) – beginning of period	$(5,105,181)	$(975,307)
Net income	465,490	234,419
Adjustment of redeemable capital Shares to redemption value	(2,458,992)	(4,364,293)

Shareholders’ equity (deficit) – end of period	$(7,098,683)	$(5,105,181)

See notes to financial statements.

iShares® Silver Trust

Statements of Cash Flows (Unaudited)

For the three months ended March 31, 2011 and 2010

	Three Months Ended March 31,
(Dollar amounts in $000’s)	2011	2010
CASH FLOWS FROM OPERATING ACTIVITIES:
Proceeds from sales of silver	$12,422	$6,400
Expenses – Sponsor’s fees paid	(12,422)	(6,400)

Net cash provided by operating activities	—	—

Increase (decrease) in cash	—	—
Cash, beginning of period	—	—

Cash, end of period	$—	$—

RECONCILIATION OF NET INCOME TO NET CASH PROVIDED BY OPERATING ACTIVITIES:
Net income	$465,490	$48,296
Adjustments to reconcile net income to net cash provided by operating activities:
Gain on silver distributed for the redemption of Shares	(473,132)	(53,427)
Cost of silver sold to pay expenses	6,652	5,249
Increase (decrease) in Sponsor’s fees payable	990	(118)

Net cash provided by operating activities	$—	$—

Supplemental disclosure of non-cash information:
Carrying value of silver received for creation of Shares	$1,404,780	$86,802
Carrying value of silver distributed for redemption of Shares, at average cost	$(584,043)	$(193,191)

See notes to financial statements.

iShares® Silver Trust

Notes to Financial Statements (Unaudited)

March 31, 2011

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

The accompanying unaudited financial statements were prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and with the instructions for Form 10-Q and the rules and regulations of the U.S. Securities and Exchange Commission (the “SEC”). In the opinion of management, all material adjustments, consisting only of normal recurring adjustments, considered necessary for a fair statement of the interim period financial statements have been made. Interim period results are not necessarily indicative of results for a full-year period. These financial statements and the notes thereto should be read in conjunction with the Trust’s financial statements included in its Annual Report on Form 10-K for the year ended December 31, 2010 as filed with the SEC on February 25, 2011.

The Trust is not an investment company registered under the Investment Company Act of 1940, as amended.

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

JPMorgan Chase Bank N.A., London branch (the “Custodian”), is responsible for the safekeeping of silver bullion owned by the Trust.

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

The following table summarizes activity in silver bullion for the three months ended March 31, 2011 (all balances in 000’s):

	Ounces	Average Cost	Fair Value	Realized Gain (Loss)
Beginning balance	351,136.8	$5,650,138	$10,755,319	$—
Silver contributed	43,062.0	1,404,780	1,404,780	—
Silver distributed	(35,652.5)	(584,043)	(1,057,175)	473,132
Silver sold	(402.4)	(6,652)	(12,422)	5,770
Adjustment for realized gain	—	—	478,902	—
Adjustment for unrealized gain on silver bullion	—	—	1,993,502	—

Ending balance	358,143.9	$6,464,223	$13,562,906	$478,902

The following table summarizes activity in silver bullion for the year ended December 31, 2010 (all balances in 000’s):

	Ounces	Average Cost	Fair Value	Realized Gain (Loss)
Beginning balance	305,206.0	$4,210,142	$5,185,449	$—
Silver contributed	87,675.4	2,040,507	2,040,507	—
Silver distributed	(40,268.3)	(579,557)	(836,960)	257,403
Silver sold	(1,476.3)	(20,954)	(29,257)	8,303
Adjustment for realized gain	—	—	265,706	—
Adjustment for unrealized gain on silver bullion	—	—	4,129,874	—

Ending balance	351,136.8	$5,650,138	$10,755,319	$265,706

C.	Redeemable Capital Shares

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

Due to the expected continuing sales and redemption of capital stock and the three-day period for Share settlement, the Trust reflects capital Shares sold as a receivable, rather than as contra equity. Shares redeemed are reflected as a contra asset on the trade date. Outstanding Trust Shares are reflected at redemption value, which is the net asset value per Share at the period ended date. Adjustments to redemption value are reflected in shareholders’ equity.

Net asset value is computed by deducting all accrued fees, expenses and other liabilities of the Trust, including the Sponsor’s fees, from the fair value of the silver bullion held by the Trust.

Activity in redeemable capital Shares is as follows (all balances in 000’s):

	Three Months Ended March 31, 2011		Year Ended December 31, 2010
	Shares	Amount	Shares	Amount
Beginning balance	359,200	$10,750,994	310,700	$5,183,154
Shares issued	44,100	1,404,780	89,600	2,040,507
Shares redeemed	(36,500)	(1,057,175)	(41,100)	(836,960)
Redemption value adjustment	—	2,458,992	—	4,364,293

Ending balance	366,800	$13,557,591	359,200	$10,750,994

D.	Federal Income Taxes

The Trust is treated as a “grantor trust” for federal income tax purposes and, therefore, no provision for federal income taxes is required. Any interest and gains and losses are deemed “passed through” to the holders of Shares of the Trust.

3 - Trust Expenses

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

7 - Subsequent Events

In connection with the preparation of the financial statements of the Trust as of and for the period ended March 31, 2011, management has evaluated the impact of all subsequent events through the date the financial statements were issued and has determined that there were no subsequent events requiring adjustment or disclosure in the financial statements.

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

Introduction

The iShares® Silver Trust (the “Trust”) is a grantor trust formed under the laws of the State of New York. The Trust does not have any officers, directors, or employees, and is administered by The Bank of New York Mellon (the “Trustee”) acting as trustee pursuant to the Depositary Trust Agreement (the “Trust Agreement”) between the Trustee and BlackRock Asset Management International Inc., the sponsor of the Trust (the “Sponsor”). The Trust issues units of beneficial interest (or “Shares”) representing fractional undivided beneficial interests in its net assets. The assets of the Trust consist primarily of silver bullion held by a custodian as an agent of the Trust responsible only to the Trustee.

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

Shares of the Trust trade on NYSE Arca, Inc. under the symbol “SLV.”

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

Results of Operations

The Quarter Ended March 31, 2011

The Trust’s net asset value grew from $10,750,993,519 at December 31, 2010 to $13,557,590,775 at March 31, 2011, a 26.11% increase. The increase in the Trust’s net asset value resulted primarily from an increase in the London Fix price, which rose 23.64% from $30.63 at December 31, 2010 to $37.87 at March 31, 2011 and an increase in the outstanding Shares, which rose from 359,200,000 Shares at December 31, 2010 to 366,800,000 Shares at March 31, 2011, a consequence of 44,100,000 Shares (882 Baskets) being created and 36,500,000 Shares (730 Baskets) being redeemed during the quarter.

The 23.49% increase in the Trust’s net asset value per Share from $29.93 at December 31, 2010 to $36.96 at March 31, 2011 is directly related to the 23.64% increase in the London Fix price.

The Trust’s net asset value per Share increased slightly less than the price of silver on a percentage basis due to the Sponsor’s fees, which were $13,411,609 for the quarter, or 0.12% of the Trust’s average weighted assets of $10,909,489,101 during the quarter. The net asset value per Share of $36.96 on March 31, 2011 was the highest during the quarter, compared with a low during the quarter of $26.06 on January 28, 2011. The net asset value of the Trust is obtained by subtracting the Trust’s expenses and liabilities on any day from the value of the silver owned by the Trust on that day; the net asset value per Share is obtained by dividing the net asset value of the Trust on a given day by the number of Shares outstanding on that day.

Net income for the quarter ended March 31, 2011 was $465,490,158, resulting from a net gain of $5,769,790 on the sales of silver to pay expenses, a net gain of $473,131,977 on silver distributed for the redemption of Shares, offset by Sponsor’s fees of $13,411,609. Other than the Sponsor’s fees, the Trust had no expenses during the quarter.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

Item 4. Controls and Procedures

The duly authorized officers of the Sponsor performing functions equivalent to those a principal executive officer and principal financial officer of the Trust would perform if the Trust had any officers, and with the participation of the Trustee, have evaluated the effectiveness of the Trust’s disclosure controls and procedures, and have concluded that the disclosure controls and procedures of the Trust have been effective as of the end of the period covered by this report to provide reasonable assurance that information required to be disclosed in the reports that the Trust files or submits under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported, within the time periods specified in the applicable rules and forms, and that it is accumulated and communicated to the duly authorized officers of the Sponsor performing functions equivalent to those a principal executive officer and principal financial officer of the Trust would perform if the Trust had any officers, as appropriate to allow timely decisions regarding required disclosure.

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

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

There have been no material changes to the Risk Factors last reported under Part I, Item 1A of the registrant’s Annual Report on Form 10-K for the year ended December 31, 2010, filed with the Securities and Exchange Commission on February 25, 2011.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

a)	None.

b)	Not applicable.

c)	36,500,000 Shares (730 Baskets) were redeemed during the quarter ended March 31, 2011.

Period	Total Number of Shares Redeemed	Average Ounces of Silver Per Share
01/01/11 to 01/31/11	24,300,000	0.9769
02/01/11 to 02/28/11	10,000,000	0.9765
03/01/11 to 03/31/11	2,200,000	0.9762

Total	36,500,000

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

Date: May 9, 2011

/s/ Geoffrey D. Flynn
Geoffrey D. Flynn
Chief Operating Officer and Chief Financial Officer
(Principal financial and accounting officer)

Date: May 9, 2011

*	The Registrant is a trust and the persons are signing in their capacities as officers of BlackRock Asset Management International Inc., the Sponsor of the Registrant.