Form 10-Q
period 2011-06-30
iShares Silver Trust
filed 2011-08-08
CIK 1330568

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2011

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

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

iShares® Silver Trust

Balance Sheets

At June 30, 2011 (Unaudited) and December 31, 2010

(Dollar amounts in $000’s)	June 30, 2011	December 31, 2010
ASSETS
Current assets
Silver bullion inventory (fair value of $10,737,494 and $10,755,319, respectively)	$6,383,834	$5,632,180
Payable for capital Shares redeemed	(42,339)	—
Receivable for capital Shares sold	—	17,958

TOTAL ASSETS	$6,341,495	$5,650,138

LIABILITIES, REDEEMABLE CAPITAL SHARES AND SHAREHOLDERS’ EQUITY (DEFICIT)
Current liabilities
Sponsor’s fees payable	$4,620	$4,325

Total liabilities	4,620	4,325

Commitments and contingent liabilities (Note 5)	—	—
Redeemable capital Shares, no par value, unlimited amount authorized (at redemption value) – 314,400,000 issued and outstanding at June 30, 2011 and 359,200,000 issued and outstanding at December 31, 2010	10,732,874	10,750,994
Shareholders’ equity (deficit)	(4,395,999)	(5,105,181)

TOTAL LIABILITIES, REDEEMABLE CAPITAL SHARES AND SHAREHOLDERS’ EQUITY (DEFICIT)	$6,341,495	$5,650,138

See notes to financial statements.

iShares® Silver Trust

Income Statements (Unaudited)

For the three and six months ended June 30, 2011 and 2010

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollar amounts in $000’s, except for per Share amounts)	2011	2010	2011	2010
Revenue
Proceeds from sales of silver to pay expenses	$16,864	$6,626	$29,286	$13,026
Cost of silver sold to pay expenses	(8,263)	(5,038)	(14,915)	(10,287)

Gain on sales of silver to pay expenses	8,601	1,588	14,371	2,739
Gain on silver distributed for the redemption of Shares	1,962,478	56,779	2,435,610	110,206

Total gain on sales and distributions of silver	1,971,079	58,367	2,449,981	112,945
Expenses
Sponsor’s fees	(16,169)	(6,690)	(29,581)	(12,972)

Total expenses	(16,169)	(6,690)	(29,581)	(12,972)

NET INCOME	$1,954,910	$51,677	$2,420,400	$99,973

Net income per Share	$5.71	$0.17	$6.97	$0.33
Weighted-average Shares outstanding	342,251,099	299,169,780	347,138,122	303,233,978

See notes to financial statements.

iShares® Silver Trust

Statements of Changes in Shareholders’ Equity (Deficit)

For the six months ended June 30, 2011 (Unaudited)

and the year ended December 31, 2010

(Dollar amounts in $000’s)	Six Months Ended June 30, 2011	Year Ended December 31, 2010
Shareholders’ equity (deficit) – beginning of period	$(5,105,181)	$(975,307)
Net income	2,420,400	234,419
Adjustment of redeemable capital Shares to redemption value	(1,711,218)	(4,364,293)

Shareholders’ equity (deficit) – end of period	$(4,395,999)	$(5,105,181)

See notes to financial statements.

iShares® Silver Trust

Statements of Cash Flows (Unaudited)

For the six months ended June 30, 2011 and 2010

	Six Months Ended
	June 30,
(Dollar amounts in $000’s)	2011	2010
CASH FLOWS FROM OPERATING ACTIVITIES:
Proceeds from sales of silver	$29,286	$13,026
Expenses – Sponsor’s fees paid	(29,286)	(13,026)

Net cash provided by operating activities	—	—

Increase (decrease) in cash	—	—
Cash, beginning of period	—	—

Cash, end of period	$—	$—

RECONCILIATION OF NET INCOME TO NET CASH PROVIDED BY OPERATING ACTIVITIES:
Net income	$2,420,400	$99,973
Adjustments to reconcile net income to net cash provided by operating activities:
Gain on silver distributed for the redemption of Shares	(2,435,610)	(110,206)
Cost of silver sold to pay expenses	14,915	10,287
Increase (decrease) in Sponsor’s fees payable	295	(54)

Net cash provided by operating activities	$—	$—

Supplemental disclosure of non-cash information:
Carrying value of silver received for creation of Shares	$3,174,587	$292,999
Carrying value of silver distributed for redemption of Shares, at average cost	$(2,468,315)	$(371,350)

See notes to financial statements.

iShares® Silver Trust

Notes to Financial Statements (Unaudited)

June 30, 2011

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

The following table summarizes activity in silver bullion for the three months ended June 30, 2011 (all balances in 000’s):

	Ounces	Average Cost	Fair Value	Realized Gain (Loss)
Beginning balance	358,143.9	$6,464,223	$13,562,906	$—
Silver contributed	43,658.9	1,769,807	1,769,807	—
Silver distributed	(94,768.1)	(1,884,272)	(3,846,750)	1,962,478
Silver sold	(424.3)	(8,263)	(16,864)	8,601
Adjustment for realized gain	—	—	1,971,079	—
Adjustment for unrealized gain on silver bullion	—	—	(2,702,684)	—

Ending balance	306,610.4	$6,341,495	$10,737,494	$1,971,079

The following table summarizes activity in silver bullion for the six months ended June 30, 2011 (all balances in 000’s):

	Ounces	Average Cost	Fair Value	Realized Gain (Loss)
Beginning balance	351,136.8	$5,650,138	$10,755,319	$—
Silver contributed	86,720.9	3,174,587	3,174,587	—
Silver distributed	(130,420.6)	(2,468,315)	(4,903,925)	2,435,610
Silver sold	(826.7)	(14,915)	(29,286)	14,371
Adjustment for realized gain	—	—	2,449,981	—
Adjustment for unrealized gain on silver bullion	—	—	(709,182)	—

Ending balance	306,610.4	$6,341,495	$10,737,494	$2,449,981

C.	Redeemable Capital Shares

Shares of the Trust are classified as “redeemable” for balance sheet purposes, since they are subject to redemption. Trust Shares are issued and redeemed continuously in aggregations of 50,000 Shares in exchange for silver bullion rather than cash. Individual investors cannot purchase or redeem Shares in direct transactions with the Trust. The Trust only transacts with registered broker-dealers eligible to settle securities transactions through the book-entry facilities of the Depository Trust Company and which have entered into a contractual arrangement with the Trust and the Sponsor governing, among other matters, the creation and redemption of Shares (such broker-dealers, the “Authorized Participants”). Holders of Shares of the Trust may redeem their Shares at any time acting through an Authorized Participant and in the prescribed aggregations of 50,000 Shares; provided, that redemptions of Shares may be suspended during any period while regular trading on NYSE Arca, Inc. (“NYSE Arca”) is suspended or restricted, or in which an emergency exists as a result of which delivery, disposal or evaluation of silver is not reasonably practicable.

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

Activity in redeemable capital Shares is as follows (all balances in 000’s):

	Three Months Ended June 30, 2011		Six Months Ended June 30, 2011
	Shares	Amount	Shares	Amount
Beginning balance	366,800	$13,557,591	359,200	$10,750,994
Shares issued	44,750	1,769,807	88,850	3,174,587
Shares redeemed	(97,150)	(3,846,750)	(133,650)	(4,903,925)
Redemption value adjustment	—	(747,774)	—	1,711,218

Ending balance	314,400	$10,732,874	314,400	$10,732,874

D.	Federal Income Taxes

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

7 - Subsequent Events

In connection with the preparation of the financial statements of the Trust as of and for the period ended June 30, 2011, management has evaluated the impact of all subsequent events through the date the financial statements were issued and has determined that there were no subsequent events requiring adjustment or disclosure in the financial statements.

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

The Trust issues and redeems Shares only in exchange for silver, only in aggregations of 50,000 Shares or integral multiples thereof (each, a “Basket”), and only in transactions with registered broker-dealers that have previously entered into an agreement with the Trust governing the terms and conditions of such issuance (such broker-dealers, the “Authorized Participants”). A list of current Authorized Participants is available from the Sponsor or the Trustee.

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

There are other indicators of the value of silver bullion that are available that could be different than that chosen by the Trust. The London Fix is used by the Trust because it is commonly used by the U.S. silver market as an indicator of the value of silver, and is required to be used by the Trust Agreement. The use of an indicator of the value of silver bullion other than the London Fix could result in materially different fair value pricing of the silver in the Trust, and as such, could result in different lower of cost or market adjustments or in different redemption value adjustments of the outstanding redeemable capital Shares.

Results of Operations

The Quarter Ended June 30, 2011

The Trust’s net asset value fell from $13,557,590,775 at March 31, 2011 to $10,732,873,580 at June 30, 2011, a 20.83% decrease. The decrease in the Trust’s net asset value resulted primarily from a decrease in the London Fix price, which declined 7.53% from $37.87 at March 31, 2011 to $35.02 at June 30, 2011 and a decrease in the outstanding Shares, which declined from 366,800,000 Shares at March 31, 2011 to 314,400,000 Shares at June 30, 2011, a consequence of 44,750,000 Shares (895 Baskets) being created and 97,150,000 Shares (1,943 Baskets) being redeemed during the quarter.

The 7.63% decline in the Trust’s net asset value per Share from $36.96 at March 31, 2011 to $34.14 at June 30, 2011 is directly related to the 7.53% decrease in the London Fix price.

The Trust’s net asset value per Share declined slightly more than the price of silver on a percentage basis due to the Sponsor’s fees, which were $16,169,424 for the quarter, or 0.12% of the Trust’s average weighted assets of $12,940,035,545 during the quarter. The net asset value per Share of $47.52 on April 28, 2011 was the highest during the quarter, compared with a low during the quarter of $31.70 on May 12, 2011. The net asset value of the Trust is obtained by subtracting the Trust’s expenses and liabilities on any day from the value of the silver owned by the Trust on that day; the net asset value per Share is obtained by dividing the net asset value of the Trust on a given day by the number of Shares outstanding on that day.

Net income for the quarter ended June 30, 2011 was $1,954,909,522, resulting from a net gain of $8,601,241 on the sales of silver to pay expenses, a net gain of $1,962,477,705 on silver distributed for the redemption of Shares, offset by Sponsor’s fees of $16,169,424. Other than the Sponsor’s fees, the Trust had no expenses during the quarter.

The Six Months Ended June 30, 2011

The Trust’s net asset value fell from $10,750,993,519 at December 31, 2010 to $10,732,873,580 at June 30, 2011, a 0.17% decrease. The decrease in the Trust’s net asset value resulted primarily from a decrease in the outstanding Shares, which decreased from 359,200,000 Shares at December 31, 2010 to 314,400,000 Shares at June 30, 2011, a consequence of 88,850,000 Shares (1,777 Baskets) being created and 133,650,000 Shares (2,673 Baskets) being redeemed during the period. The decrease in the Trust’s net assets was partially offset by an increase in London Fix price, which rose 14.33% from $30.63 at December 31, 2010 to $35.02 at June 30, 2011.

The 14.07% increase in the Trust’s net asset value per Share from $29.93 at December 31, 2010 to $34.14 at June 30, 2011 is directly related to the 14.33% increase in the London Fix price.

The Trust’s net asset value per Share increased slightly less than the price of silver on a percentage basis due to the Sponsor’s fees, which were $29,581,033 for the period or 0.25% of the Trust’s average weighted assets of $11,930,371,567 during the period. The net asset value per Share of $47.52 on April 28, 2011 was the highest during the period, compared with a low during the period of $26.06 on January 30, 2011. The net asset value of the Trust is obtained by subtracting the Trust’s expenses and liabilities on any day from the value of the silver owned by the Trust on that day; the net asset value per Share is obtained by dividing the net asset value of the Trust on a given day by the number of Shares outstanding on that day.

Net income for the six months ended June 30, 2011 was $2,420,399,680, resulting from a net gain of $14,371,031 on the sales of silver to pay expenses, a net gain of $2,435,609,682 on silver distributed for the redemption of Shares, offset by Sponsor’s fees of $29,581,033. Other than the Sponsor’s fees, the Trust had no expenses during the period.

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

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

There have been no material changes to the Risk Factors last reported under Part I, Item 1A of the registrant’s Annual Report on Form 10-K for the year ended December 31, 2010, filed with the Securities and Exchange Commission on February  25, 2011.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

a)	None.

b)	Not applicable.

c)	97,150,000 Shares (1,943 Baskets) were redeemed during the quarter ended June 30, 2011.

Period	Total Number of Shares Redeemed	Average Ounces of Silver Per Share
04/01/11 to 04/30/11	29,650,000	0.9758
05/01/11 to 05/31/11	50,500,000	0.9755
06/01/11 to 06/30/11	17,000,000	0.9750

Total	97,150,000	0.9755

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

Date: August 8, 2011

/s/ Geoffrey D. Flynn
Geoffrey D. Flynn
Chief Operating Officer and Chief Financial Officer
(Principal financial and accounting officer)

Date: August 8, 2011

*	The Registrant is a trust and the persons are signing in their capacities as officers of BlackRock Asset Management International Inc., the Sponsor of the Registrant.