Form 10-Q
period 2011-09-30
iShares Silver Trust
filed 2011-11-08
CIK 1330568

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2011

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

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

iShares® Silver Trust

Balance Sheets

At September 30, 2011 (Unaudited) and December 31, 2010

(Dollar amounts in $000’s)	September 30, 2011	December 31, 2010
ASSETS
Current assets
Silver bullion inventory (fair value of $9,785,668 and $10,755,319, respectively)	$7,447,308	$5,632,180
Payable for capital Shares redeemed	(54,864)	—
Receivable for capital Shares sold	—	17,958

TOTAL ASSETS	$7,392,444	$5,650,138

LIABILITIES, REDEEMABLE CAPITAL SHARES AND SHAREHOLDERS’ EQUITY (DEFICIT)
Current liabilities
Sponsor’s fees payable	$5,064	$4,325

Total liabilities	5,064	4,325

Commitments and contingent liabilities (Note 5)	—	—
Redeemable capital Shares, no par value, unlimited amount authorized (at redemption value) – 329,950,000 issued and outstanding at September 30, 2011 and 359,200,000 issued and outstanding at December 31, 2010	9,780,604	10,750,994
Shareholders’ equity (deficit)	(2,393,224)	(5,105,181)

TOTAL LIABILITIES, REDEEMABLE CAPITAL SHARES AND SHAREHOLDERS’ EQUITY (DEFICIT)	$7,392,444	$5,650,138

See notes to financial statements.

iShares® Silver Trust

Income Statements (Unaudited)

For the three and nine months ended September 30, 2011 and 2010

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollar amounts in $000’s, except for per Share amounts)	2011	2010	2011	2010
Revenue
Proceeds from sales of silver to pay expenses	$14,983	$6,789	$44,269	$19,815
Cost of silver sold to pay expenses	(8,448)	(5,061)	(23,363)	(15,348)

Gain on sales of silver to pay expenses	6,535	1,728	20,906	4,467
Gain on silver distributed for the redemption of Shares	486,613	4,389	2,922,223	114,595

Total gain on sales and distributions of silver	493,148	6,117	2,943,129	119,062
Expenses
Sponsor’s fees	(15,427)	(7,084)	(45,008)	(20,056)

Total expenses	(15,427)	(7,084)	(45,008)	(20,056)

NET INCOME (LOSS)	$477,721	$(967)	$2,898,121	$99,006

Net income (loss) per Share	$1.48	$(0.00)	$8.55	$0.33
Weighted-average Shares outstanding	323,457,609	304,032,609	339,157,875	303,503,114

See notes to financial statements.

iShares® Silver Trust

Statements of Changes in Shareholders’ Equity (Deficit)

For the nine months ended September 30, 2011 (Unaudited)

and the year ended December 31, 2010

(Dollar amounts in $000’s)	Nine Months Ended September 30, 2011	Year Ended December 31, 2010
Shareholders’ equity (deficit) – beginning of period	$(5,105,181)	$(975,307)
Net income	2,898,121	234,419
Adjustment of redeemable capital Shares to redemption value	(186,164)	(4,364,293)

Shareholders’ equity (deficit) – end of period	$(2,393,224)	$(5,105,181)

See notes to financial statements.

iShares® Silver Trust

Statements of Cash Flows (Unaudited)

For the nine months ended September 30, 2011 and 2010

	Nine Months Ended September 30,
(Dollar amounts in $000’s)	2011	2010
CASH FLOWS FROM OPERATING ACTIVITIES:
Proceeds from sales of silver	$44,269	$19,815
Expenses – Sponsor’s fees paid	(44,269)	(19,815)

Net cash provided by operating activities	—	—

Increase (decrease) in cash	—	—
Cash, beginning of period	—	—

Cash, end of period	$—	$—

RECONCILIATION OF NET INCOME TO NET CASH PROVIDED BY OPERATING ACTIVITIES:
Net income	$2,898,121	$99,006
Adjustments to reconcile net income to net cash provided by operating activities:
Gain on silver distributed for the redemption of Shares	(2,922,223)	(114,595)
Cost of silver sold to pay expenses	23,363	15,348
Increase in Sponsor’s fees payable	739	241

Net cash provided by operating activities	$—	$—

Supplemental disclosure of non-cash information:
Carrying value of silver received for creation of Shares	$4,870,066	$734,842
Carrying value of silver distributed for redemption of Shares, at average cost	$(3,104,397)	$(385,072)

See notes to financial statements.

iShares® Silver Trust

Notes to Financial Statements (Unaudited)

September 30, 2011

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

The following table summarizes activity in silver bullion for the three months ended September 30, 2011 (all balances in 000’s):

	Ounces	Average Cost	Fair Value	Realized Gain (Loss)
Beginning balance	306,610.4	$6,341,495	$10,737,494	$—
Silver contributed	43,935.6	1,695,479	1,695,479	—
Silver distributed	(28,785.9)	(636,082)	(1,122,695)	486,613
Silver sold	(391.7)	(8,448)	(14,983)	6,535
Adjustment for realized gain	—	—	493,148	—
Adjustment for unrealized gain on silver bullion	—	—	(2,002,775)	—

Ending balance	321,368.4	$7,392,444	$9,785,668	$493,148

The following table summarizes activity in silver bullion for the nine months ended September 30, 2011 (all balances in 000’s):

	Ounces	Average Cost	Fair Value	Realized Gain (Loss)
Beginning balance	351,136.8	$5,650,138	$10,755,319	$—
Silver contributed	130,656.5	4,870,066	4,870,066	—
Silver distributed	(159,206.5)	(3,104,397)	(6,026,620)	2,922,223
Silver sold	(1,218.4)	(23,363)	(44,269)	20,906
Adjustment for realized gain	—	—	2,943,129	—
Adjustment for unrealized gain on silver bullion	—	—	(2,711,957)	—

Ending balance	321,368.4	$7,392,444	$9,785,668	$2,943,129

C.	Redeemable Capital Shares

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

Activity in redeemable capital Shares was as follows (all balances in 000’s):

	Three Months Ended September 30, 2011		Nine Months Ended September 30, 2011
	Shares	Amount	Shares	Amount
Beginning balance	314,400	$10,732,874	359,200	$10,750,994
Shares issued	45,100	1,695,479	133,950	4,870,066
Shares redeemed	(29,550)	(1,122,695)	(163,200)	(6,026,620)
Redemption value adjustment	—	(1,525,054)	—	186,164

Ending balance	329,950	$9,780,604	329,950	$9,780,604

D.	Federal Income Taxes

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

7 - Subsequent Events

In connection with the preparation of the financial statements of the Trust as of and for the period ended September 30, 2011, management has evaluated the impact of all subsequent events through the date the financial statements were issued and has determined that there were no subsequent events requiring adjustment or disclosure in the financial statements.

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

The Trust is a passive investment vehicle and the objective of the Trust is for the value of each Share to approximately reflect, at any given time, the price of silver owned by the Trust less the Trust’s liabilities (anticipated to be principally for accrued operating expenses) divided by the number of outstanding Shares. The Trust does not engage in any activities designed to obtain a profit from, or ameliorate losses caused by, changes in the price of silver.

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

There are other indicators of the value of silver bullion that are available that could be different than that chosen by the Trust. The London Fix is used by the Trust because it is commonly used by the U.S. silver market as an indicator of the value of silver, and is permitted to be used by the Trust Agreement. The use of an indicator of the value of silver bullion other than the London Fix could result in materially different fair value pricing of the silver in the Trust, and as such, could result in different lower of cost or market adjustments or in different redemption value adjustments of the outstanding redeemable capital Shares.

Results of Operations

The Quarter Ended September 30, 2011

The Trust’s net asset value fell from $10,732,873,580 at June 30, 2011 to $9,780,604,138 at September 30, 2011, a 8.87% decrease. The decrease in the Trust’s net asset value resulted primarily from a decrease in the London Fix price, which declined 13.05% from $35.02 at June 30, 2011 to $30.45 at September 30, 2011. The decrease in the Trust’s net assets was partially offset by an increase in outstanding Shares, which rose from 314,400,000 Shares at June 30, 2011 to 329,950,000 Shares at September 30, 2011, a consequence of 45,100,000 Shares (902 Baskets) being created and 29,550,000 Shares (591 Baskets) being redeemed during the quarter.

The 13.18% decline in the Trust’s net asset value per Share from $34.14 at June 30, 2011 to $29.64 at September 30, 2011 is directly related to the 13.05% decrease in the London Fix price.

The Trust’s net asset value per Share declined slightly more than the price of silver on a percentage basis due to the Sponsor’s fees, which were $15,427,054 for the quarter, or 0.13% of the Trust’s average weighted assets of $12,230,681,800 during the quarter. The net asset value per Share of $42.36 on August 22, 2011 was the highest during the quarter, compared with a low during the quarter of $27.41 on September 26, 2011. The net asset value of the Trust is obtained by subtracting the Trust’s expenses and liabilities on any day from the value of the silver owned by the Trust on that day; the net asset value per Share is obtained by dividing the net asset value of the Trust on a given day by the number of Shares outstanding on that day.

Net income for the quarter ended September 30, 2011 was $477,721,164, resulting from a net gain of $6,535,004 on the sales of silver to pay expenses, a net gain of $486,613,214 on silver distributed for the redemption of Shares, offset by Sponsor’s fees of $15,427,054. Other than the Sponsor’s fees, the Trust had no expenses during the quarter.

The Nine Months Ended September 30, 2011

The Trust’s net asset value fell from $10,750,993,519 at December 31, 2010 to $9,780,604,138 at September 30, 2011, a 9.03% decrease. The decrease in the Trust’s net asset value resulted primarily from a decrease in the outstanding Shares, which decreased from 359,200,000 Shares at December 31, 2010 to 329,950,000 Shares at September 30, 2011, a consequence of 133,950,000 Shares (2,679 Baskets) being created and 163,200,000 Shares (3,264 Baskets) being redeemed during the period.

The 0.97% decline in the Trust’s net asset value per Share from $29.93 at December 31, 2010 to $29.64 at September 30, 2011 is directly related to the 0.59% decrease in the London Fix price from $30.63 at December 31, 2010 to $30.45 at September 30, 2011.

The Trust’s net asset value per Share decreased slightly more than the price of silver on a percentage basis due to the Sponsor’s fees, which were $45,008,087 for the period, or 0.37% of the Trust’s average weighted assets of $12,031,575,016 during the period. The net asset value per Share of $47.52 on April 29, 2011 was the highest during the period, compared with a low during the period of $26.06 on January 28, 2011. The net asset value of the Trust is obtained by subtracting the Trust’s expenses and liabilities on any day from the value of the silver owned by the Trust on that day; the net asset value per Share is obtained by dividing the net asset value of the Trust on a given day by the number of Shares outstanding on that day.

Net income for the nine months ended September 30, 2011 was $2,898,120,844, resulting from a net gain of $20,906,035 on the sales of silver to pay expenses, a net gain of $2,922,222,896 on silver distributed for the redemption of Shares, offset by Sponsor’s fees of $45,008,087. Other than the Sponsor’s fees, the Trust had no expenses during the period.

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

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

There have been no material changes to the Risk Factors last reported under Part I, Item 1A of the registrant’s Annual Report on Form 10-K for the year ended December 31, 2010, filed with the Securities and Exchange Commission on February  25, 2011.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

a)	None.

b)	Not applicable.

c)	29,550,000 Shares (591 Baskets) were redeemed during the quarter ended September 30, 2011.

Period	Total Number of Shares Redeemed	Average Ounces of Silver Per Share
07/01/11 to 07/31/11	6,050,000	0.9745
08/01/11 to 08/31/11	16,900,000	0.9742
09/01/11 to 09/30/11	6,600,000	0.9736

Total	29,550,000	0.9741

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

Date: November 8, 2011

/s/ Geoffrey D. Flynn
Geoffrey D. Flynn
Chief Operating Officer and Chief Financial Officer
(Principal financial and accounting officer)

Date: November 8, 2011

*	The registrant is a trust and the persons are signing in their capacities as officers of BlackRock Asset Management International Inc., the Sponsor of the registrant.