Form 10-K/A
period 2010-12-31
iShares Silver Trust
filed 2012-02-17
CIK 1330568

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

Amendment No. 1

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

DOCUMENTS INCORPORATED BY REFERENCE:

None.

Explanatory Note

This Amendment No. 1 to the Annual Report on Form 10-K for the fiscal year ended on December 31, 2010, filed by the registrant on February 25, 2011 (the “Original Report”), is being filed to:

(1) Restate the registrant’s financial statements for the years ended December 31, 2008 and 2009 included in the Original Report as a result of an error in the application of the registrant’s valuation policy to the decrease in market value of silver held by the registrant during the second half of 2008 and the subsequent recovery of the market value of such silver during the first two quarters of 2009;

(2) revise Items 6 (“Selected Financial Data”), 7 (“Management’s Discussion and Analysis of Financial Condition and Result of Operations”) and 8 (“Financial Statements and Supplementary Data”) of the Original Report to reflect the restatement of the financial statements referred to above; and

(3) revise Item 9A (“Controls and Procedures”) of the Original Report to include the re-evaluation by the principal executive officer and the principal financial officer of BlackRock Asset Management International Inc., the sponsor of the registrant (the “Sponsor”), of the effectiveness of the registrant’s disclosure controls and procedures and internal control over financial reporting, reflect their conclusion that a material weakness existed as of December 31, 2010 which affected the effectiveness of such disclosure controls and procedures and internal control over financial reporting and summarize the remedial action the Sponsor has taken and expects to undertake to correct such weakness.

Except for the foregoing, this Amendment No. 1 does not amend any other part of the Original Report, which continues in full force and effect. Items not listed in paragraphs (2) and (3) above are reproduced from the Original Report without change and are included in this Amendment No. 1 for the convenience of the reader only. This Amendment No. 1 speaks as of the date of the Original Report and, except for the disclosure in Item 9A (“Controls and Procedures”), has not been updated to reflect events occurring after the date of the Original Report.

For a description of the error that gave rise to the restatement referred to above, please see Note 1A to the financial statements included with this Amendment No. 1. For a discussion of the determination regarding the material weakness affecting the registrant’s internal control over financial reporting at the end of the period covered by the Original Report and this Amendment No. 1, please see Item 9A of this Amendment No. 1.

As required by Rule 12b-15 under the Securities Exchange Act of 1934, as amended, this Amendment No. 1 includes updated certifications from the Sponsor’s principal executive officer and principal financial officer.

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

Item 6. Selected Financial Data.

Financial Highlights (for the years ending December 31, 2010, 2009, 2008, 2007 and 2006*)

(Dollar amounts in 000’s, except for per Share amounts)

	December 31,
	2010	2009	2009**	2008	2008**	2007	2006*
		(As originally reported)	(As restated)	(As originally reported)	(As restated)
Total assets	$5,650,138	$4,210,142	$4,210,142	$2,356,533	$2,928,317	$1,838,497	$1,361,819
Total gain (loss) on sales and distributions of silver	$265,706	$22,817	$22,817	$(17,207)	$(17,207)	$63,042	$(4,287)
Net income (loss)	$234,419	$574,523	$2,739	$(603,345)	$(31,561)	$53,914	$(191,169)
Weighted-average Shares outstanding	314,367,671	277,269,041	277,269,041	196,716,940	196,716,940	137,510,959	90,168,627
Net income (loss) per Share	$0.75	$2.07	$0.01	$(3.07)	$(0.16)	$0.39	$(2.12)
Net cash flows	$—	$—	$—	$—	$—	$—	$—

*	For the period from April 21, 2006 (date of inception) through December 31, 2006.
**	Refer to Note 1A of the financial statements included with this Amendment No. 1 for a discussion of the restatement.

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

As indicated in the Explanatory Note and in Note 1A to the financial statements included elsewhere in this Amendment No. 1, the financial statements of the registrant as of and for the years ended December 31, 2008 and December 31, 2009 have been restated. The discussion in this item has been revised to reflect such restatement.

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

Valuation of Silver Bullion

Silver bullion held by the Trust is recorded at the lower of cost or market. For purposes of this calculation, market values are based on the London Fix. Should the market value of the silver bullion held be lower than its average cost during the interim periods, an adjustment (“market value reserve”) to cost may be recorded by the Trust to reflect market value. At the end of the Trust’s fiscal year, management will make a determination on whether the reserve is recovered or whether the cost basis of silver should be written down. As indicated above, the London Fix is also used to value silver bullion held for purposes of calculating the net asset value of the Trust, which in turn is used for the calculation of the redemption value of outstanding Trust Shares.

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

Net income for the year ended December 31, 2009 was $2,739,245, resulting from a net gain of $1,421,986 on the sales of silver to pay expenses and a net gain of $21,395,136 on silver distributed for the redemption of Shares, offset by Sponsor’s fees of $20,077,877. Other than the Sponsor’s fees, the Trust had no expenses during the year ended December 31, 2009.

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

Net loss for the year ended December 31, 2008 was $31,561,501, resulting from a net gain of $1,618,858 on the sales of silver to pay expenses, offset by a net loss of $18,826,212 on silver distributed for the redemption of Shares and Sponsor’s fees of $14,354,147. Other than the Sponsor’s fees, the Trust had no expenses during the year ended December 31, 2008.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

Not applicable.

Item 8. Financial Statements and Supplementary Data.

Quarterly Income Statements

(Dollar amounts in 000’s, except for per Share amounts)

	Three Months Ended (Unaudited)				Year Ended December 31, 2010
	March 31, 2010	June 30, 2010	September 30, 2010	December 31, 2010
Revenue
Proceeds from sales of silver to pay expenses	$6,400	$6,626	$6,789	$9,442	$29,257
Cost of silver sold to pay expenses	(5,249)	(5,038)	(5,061)	(5,606)	(20,954)

Gain on sales of silver to pay expenses	1,151	1,588	1,728	3,836	8,303
Gain on silver distributed for the redemption of Shares	53,427	56,779	4,389	142,808	257,403

Total gain on sales and distributions of silver	54,578	58,367	6,117	146,644	265,706
Expenses
Sponsor’s fees	(6,282)	(6,690)	(7,084)	(11,231)	(31,287)

Total expenses	(6,282)	(6,690)	(7,084)	(11,231)	(31,287)

Net income (loss)	$48,296	$51,677	$(967)	$135,413	$234,419

Net income (loss) per Share	$0.16	$0.17	$(0.00)	$0.39	$0.75
Weighted-average Shares outstanding	307,343,333	299,169,780	304,032,609	346,607,065	314,367,671

	Three Months Ended (Unaudited)						Year Ended December 31, 2009	Year Ended December 31, 2009*
	March 31, 2009	March 31, 2009*	June 30, 2009	June 30, 2009*	September 30, 2009	December 31, 2009
	(As originally reported)	(As restated)	(As originally reported)	(As restated)			(As originally reported)	(As restated)
Revenue
Proceeds from sales of silver to pay expenses	$3,295	$3,295	$4,422	$4,422	$5,001	$6,000	$18,718	$18,718
Cost of silver sold to pay expenses	(3,573)	(3,573)	(4,323)	(4,323)	(4,690)	(4,710)	(17,296)	(17,296)

Gain (loss) on sale of silver to pay expenses	(278)	(278)	99	99	311	1,290	1,422	1,422
Gain (loss) on silver distributed for the redemption of Shares	(334)	(334)	(277)	(277)	19,617	2,389	21,395	21,395

Total gain (loss) on sales and distributions of silver	(612)	(612)	(178)	(178)	19,928	3,679	22,817	22,817
Market value recovery (Note 2B)	532,914	—	38,870	—	—	—	571,784	—

Total revenue	532,302	(612)	38,692	(178)	19,928	3,679	594,601	22,817
Expenses
Sponsor’s fees	(3,808)	(3,808)	(4,659)	(4,659)	(5,196)	(6,415)	(20,078)	(20,078)

Total expenses	(3,808)	(3,808)	(4,659)	(4,659)	(5,196)	(6,415)	(20,078)	(20,078)

Net income (loss)	$528,494	$(4,420)	$34,033	$(4,837)	$14,732	$(2,736)	$574,523	$2.739

Net income (loss) per Share	$2.12	$(0.02)	$0.12	$(0.02)	$0.05	$(0.01)	$2.07	$0.01
Weighted-average Shares outstanding	249,623,333	249,623,333	276,922,527	276,922,527	285,969,565	295,955,978	277,269,041	277,269,041

*	Refer to Note 1A of the financial statements included with this Amendment No. 1 for a discussion of the restatement.

The financial statements required by Regulation S-X, together with the report of the Trust’s independent registered public accounting firm appear on pages F-1 to F-12 of this Form 10-K/A.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

There have been no changes in accountants and no disagreements with accountants during the year ended December 31, 2010.

Item 9A. Controls and Procedures.

Prior to the filing of the Trust’s annual report on Form 10-K for the year ended December 31, 2010 (the “Original Filing”), the duly authorized officers of the Sponsor performing functions equivalent to those a principal executive officer and principal financial officer of the Trust would perform if the Trust had any officers, with the participation of the Trustee, evaluated the effectiveness of the Trust’s disclosure controls and procedures and concluded that the disclosure controls and procedures of the Trust were effective as of the end of the period covered by that report to provide reasonable assurance that information required to be disclosed in the reports that the Trust files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the applicable rules and forms, and that it is accumulated and communicated to the duly authorized officers of the Sponsor performing functions equivalent to those a principal executive officer and principal financial officer of the Trust would perform if the Trust had any officers, as appropriate to allow timely decisions regarding required disclosure.

As explained in Note 1A to the audited financial statements included with this Amendment No. 1 to the Original Filing, the review and analysis of comments provided by the staff of the Securities and Exchange Commission (“SEC”) to the Original Filing resulted in the identification of an error in the 2009 and 2008 audited financial statements included in such Original Filing that required restatement. In connection with such review and analysis, the duly authorized officers of the Sponsor performing functions equivalent to those a principal executive officer and principal financial officer of the Trust would perform if the Trust had any officers performed a re-evaluation of the Trust’s disclosure controls and procedures as of the end of period covered by the Original Filing and, as a result of the material weakness in the Trust’s internal control over financial reporting referred to below, determined that such disclosure controls and procedures were not effective as at that time. This conclusion notwithstanding, management of the Sponsor, with the participation of the Sponsor’s principal executive officer and principal financial officer, is of the view that the restated financial statements included with this Amendment No. 1 present fairly, in all material respects, the financial position, results of operations and cash flows of the Trust for the periods covered thereby, in compliance with generally accepted accounting principles. This conclusion is based on the internal review that was triggered within the Sponsor’s organization by the receipt of the staff comments referred to above and the implementation and application of the remedial measures discussed below.

Management’s Report on Internal Control over Financial Reporting

The Sponsor’s management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined under Exchange Act Rules 13a-15(f) and 15d-15(f). The Trust’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Internal control over financial reporting includes those policies and procedures that: (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the Trust’s assets; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that the Trust’s receipts and expenditures are being made only in accordance with appropriate authorizations; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Trust’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become ineffective because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In connection with the preparation of the Original Filing, the principal executive officer and principal financial officer of the Sponsor assessed the effectiveness of the Trust’s internal control over financial reporting as of December 31, 2010. Their assessment included an evaluation of the design of the Trust’s internal control over financial reporting and testing of the operational effectiveness of its internal control over financial reporting. In making its assessment of internal control over financial reporting, the Sponsor’s management utilized the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in its report entitled Internal Control – Integrated Framework. Based on their assessment and those criteria, management of the Sponsor, including the principal executive officer and principal financial officer of the Sponsor, concluded that the Trust maintained effective internal control over financial reporting as of December 31, 2010. The effectiveness of the Trust’s internal control over financial reporting as of December 31, 2010 was audited by PricewaterhouseCoopers LLP, the Trust’s independent registered public accounting firm, as stated in their report filed with the Original Filing.

Following the evaluation of the comments to the Original Filing provided by the staff of the SEC and the determination that the 2009 and 2008 financial statements included in the Original Filing would have to be restated, the principal executive officer and the principal financial officer of the Sponsor undertook a process of re-evaluation of the Trust’s internal control over financial reporting using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in its report entitled Internal Control – Integrated Framework. During this re-evaluation, management of the Sponsor, including the principal executive officer and the principal financial officer of the Sponsor, have identified, as a deficiency in the control environment of the Trust that results in a material weakness of the Trust’s internal control over financial reporting at the time of the Original Filing, the failure of the Trust to properly apply its policy regarding accounting for inventory in accordance with U.S. GAAP. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Trust’s annual or interim financial statements will not be prevented or detected on a timely basis. More particularly, there was a failure by the Sponsor’s accounting personnel to fully appreciate the precise manner in which to comply with U.S. GAAP governing inventory valuation. The commodity-based nature of the Trust requires the application of accounting rules and principles which are not necessarily relevant in the registered investment company universe in which the Sponsor’s accounting function is highly specialized. Based on this re-evaluation, management of the Sponsor, including the principal executive officer and the principal financial officer of the Sponsor, have subsequently determined that the Trust’s internal control over financial reporting was not effective as of December 31, 2010. PricewaterhouseCoopers LLP, the independent registered public accounting firm that audited and reported on the financial statements included in this Amendment No. 1, has audited management’s assessment of the effectiveness of the Trust’s internal control over financial reporting as of December 31, 2010, as stated in their report which is included herein.

Management’s Plan for Remediation

The Sponsor’s management and its Board of Directors are committed to a complete and prompt remediation of any material weakness affecting the Trust’s internal control over financial reporting. To this end, the Sponsor expects that any plan of remediation to be implemented once the circumstances that resulted in the material weakness are fully evaluated will include measures that ensure the involvement in the preparation of the accounting policies and financial statements of the Trust of additional personnel with appropriate training given the Trust’s particular nature and enhanced oversight by personnel with cross-practice accounting experience and expertise.

The Sponsor continues to have multiple layers of accounting reviews, which includes a financial reporting checklist that has required the analysis and assessment of how accounting policy relating to inventory should be applied. The Sponsor has updated its written accounting policy relating to inventory to clarify how such policy should be applied to the Trust’s inventory in accordance with U.S. GAAP and relevant interpretations thereof.

Requirements under Sarbanes-Oxley for a Disclosure Controls and Procedures process (“DCP”) have been in place and have been enhanced since the Original Filing. Subsequent to the periods affected, an additional review meeting of the principal executive officer and the principal financial officer of the Sponsor with the financial reporting team was added before certification to discuss the financial statements. In addition, effective September 30, 2011, additional sub-certifications are required.

Since the Original Filing, the Sponsor has implemented a more formal structure of committees for accounting policy oversight. The addition of a Global Investment Company Accounting Policy Committee and an Americas Accounting Policy Sub-committee for the Sponsor and its affiliates has further enhanced the Sponsor’s emphasis on policy and controls and its expertise in cross-functional accounting policy. Both committees provide a regimented forum to discuss, review and approve the appropriate accounting treatment for a variety of transactions.

The Sponsor expects to announce further remedial measures in its Annual Report on Form 10-K for the year ended December 31, 2011.

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

In our opinion, the financial statements listed in the accompanying index present fairly, in all material respects, the financial position of iShares® Silver Trust (the “Trust”) at December 31, 2010 and December 31, 2009, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2010 in conformity with accounting principles generally accepted in the United States of America. Management and we previously concluded that the Trust maintained effective internal control over financial reporting as of December 31, 2010. However, management has subsequently determined that a material weakness in internal control over financial reporting related to inventory valuation existed as of that date. Accordingly, management’s report has been restated and our present opinion on internal control over financial reporting, as presented herein, is different from that expressed in our previous report. In our opinion, the Trust did not maintain, in all material respects, effective internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) because a material weakness in internal control over financial reporting related to inventory valuation existed as of that date. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis. The material weakness referred to above is described in Management’s Report on Internal Control over Financial Reporting appearing under Item 9A. We considered this material weakness in determining the nature, timing, and extent of audit tests applied in our audit of the December 31, 2010 financial statements, and our opinion regarding the effectiveness of the Trust’s internal control over financial reporting does not affect our opinion on those financial statements. The Trust’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in management’s report referred to above. Our responsibility is to express opinions on these financial statements and on the Trust’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

As discussed in Note 1A to the financial statements, the Trust restated its 2009 and 2008 financial statements to correct an error.

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

/s/ PricewaterhouseCoopers LLP

San Francisco, California

February 25, 2011, except for the effects of the restatement discussed in Note 1A to the financial statements and the matters described in the last paragraph of Management’s Report on Internal Control Over Financial Reporting as to which the date is February 17, 2012.

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

See notes to financial statements.

iShares® Silver Trust

Income Statements

For the years ended December 31, 2010, 2009 and 2008

	Years Ended December 31,
(Dollar amounts in 000’s, except for per Share amounts)	2010	2009	2008
		(As restated)	(As restated)
Revenue
Proceeds from Sales of silver to pay expenses	$29,257	$18,718	$14,313
Cost of silver sold to pay expenses	(20,954)	(17,296)	(12,694)

Gain on sales of silver to pay expenses	8,303	1,422	1,619
Gain (loss) on silver distributed for the redemption of Shares	257,403	21,395	(18,826)

Total gain (loss) on sales and distributions of silver	265,706	22,817	(17,207)
Expenses
Sponsor’s fees	(31,287)	(20,078)	(14,354)

Total expenses	(31,287)	(20,078)	(14,354)

NET INCOME (LOSS)	$234,419	$2,739	$(31,561)

Net income (loss) per Share (Note 2C)	$0.75	$0.01	$(0.16)
Weighted-average Shares outstanding (Note 2C)	314,367,671	277,269,041	196,716,940

See notes to financial statements.

iShares® Silver Trust

Statements of Changes in Shareholders’ Equity (Deficit)

For the years ended December 31, 2010, 2009 and 2008

	Years Ended December 31,
(Dollar amounts in 000’s)	2010	2009	2008
		(As restated)	(As restated)
Shareholders’ equity (deficit) - beginning of period	$(975,307)	$571,784	$(387,329)
Net income (loss)	234,419	2,739	(31,561)
Adjustment of redeemable Shares to redemption value	(4,364,293)	(1,549,830)	990,674

Shareholders’ equity (deficit) - end of period	$(5,105,181)	$(975,307)	$571,784

See notes to financial statements.

iShares® Silver Trust

Statements of Cash Flows

For the years ended December 31, 2010, 2009 and 2008

	Years Ended December 31,
(Dollar amounts in 000’s)	2010	2009	2008
		(As restated)	(As restated)
CASH FLOWS FROM OPERATING ACTIVITIES:
Proceeds from sales of silver	$29,257	$18,718	$14,313
Expenses – Sponsor’s fee paid	(29,257)	(18,718)	(14,313)

Net cash provided by operating activities	—	—	—

Increase (decrease) in cash	—	—	—
Cash, beginning of period	—	—	—

Cash, end of period	$—	$—	$—

RECONCILIATION OF NET INCOME (LOSS) TO NET CASH PROVIDED BY OPERATING ACTIVITIES:
Net income (loss)	$234,419	$2,739	$(31,561)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
(Gain) loss on silver distributed for the redemption of shares	(257,403)	(21,395)	18,826
Cost of silver sold to pay expenses	20,954	17,296	12,694
Increase in Sponsor’s fees payable	2,030	1,360	41

Net cash provided by operating activities	$—	$—	$—

Supplemental disclosure of non-cash information:
Carrying value of silver received for creation of Shares	$2,040,507	$1,575,673	$1,438,131
Carrying value of silver distributed for redemption of Shares, at average cost	$(579,557)	$(276,552)	$(335,617)

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

1A - Restatement of Financial Statements

In response to an inquiry from the staff of the Division of Corporation Finance of the Securities and Exchange Commission, the Trust reconsidered its application of its policy for accounting for silver bullion (see Note 2B) in 2008 and 2009 relative to market fluctuations in the value of silver between those two years. In 2008, the Trust recorded a market value reserve of $571.784 million which represented the amount by which the market value of silver held in inventory by the Trust was lower than average cost as of December 31, 2008. In 2009, the Trust recorded a market value recovery by the same amount, to reflect a corresponding increase in the market value of silver in 2009.

However, as the market value of silver had begun to recover prior to the date the Trust issued its annual financial statements for 2008, and there was no clear evidence that the Trust would sustain a loss, the Trust should have reflected the full amount of the market value recovery in 2008. Consequently, the Trust should not have reflected any market value reserve for the year ended December 31, 2008, or any market value recovery for the year ended December 31, 2009. The Trust has restated its financial statements for the years ended December 31, 2008 and 2009 to correct this misapplication of accounting policy.

The effect of the restatement described above on the Trust’s financial statements is as follows:

	$(603,345)	$(603,345)	$(603,345)	$(603,345)
	For the year ended December 31,
(Dollar amounts in 000’s, except for per Share amounts)	2009		2008
	(As originally reported)	(As restated)	(As originally reported)	(As restated)
Income Statements
Market value reserve	$—	$—	$(571,784)	$—
Market value recovery	$571,784	$—	$—	$—
Net income (loss)	$574,523	$2,739	$(603,345)	$(31,561)
Net income (loss) per Share	$2.07	$0.01	$(3.07)	$(0.16)
Statements of Changes in Shareholders’ Equity (Deficit)
Shareholders’ equity (deficit) - beginning of period	$—	$571,784	$(387,329)	$(387,329)
Net income (loss)	$574,523	$2,739	$(603,345)	$(31,561)
Shareholders’ equity (deficit) - end of period	$(975,307)	$(975,307)	$—	$571,784
Statements of Cash Flows
Net income (loss)	$574,523	$2,739	$(603,345)	$(31,561)
Market value reserve (recovery)	$(571,784)	$—	$571,784	$—

2 - Summary of Significant Accounting Policies

A.	Basis of Accounting

The following is a summary of significant accounting policies consistently followed by the Trust in the preparation of its financial statements in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”). The preparation of financial statements in conformity with U.S. GAAP requires management to make certain estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates and these differences could be material.

B.	Silver Bullion

JPMorgan Chase Bank N.A., London branch (the “Custodian”), is responsible for the safekeeping of silver bullion owned by the Trust.

For financial statement purposes, the silver bullion held by the Trust is valued at the lower of cost or market, using the average cost method. Should the market value of the silver bullion held be lower than its average cost during the interim periods, an adjustment (“market value reserve”) to cost may be recorded by the Trust to reflect market value. At the end of the Trust’s fiscal year, management will make a determination on whether the reserve is recovered or whether the cost basis of silver should be written down. Gain or loss on sales of silver bullion is calculated on a trade date basis. Fair value of the silver bullion is based on the price for an ounce of silver set each working day by three market making members of The London Bullion Market Association (“London Fix”).

The following table summarizes activity in silver bullion for the years ended December 31, 2010, 2009 and 2008 (all balances in 000’s):

December 31, 2010	Ounces	Average Cost	Fair Value	Realized Gain (Loss)
Beginning balance	305,206.0	$4,210,142	$5,185,449	—
Silver contributed	87,675.4	2,040,507	2,040,507	—
Silver distributed	(40,268.3)	(579,557)	(836,960)	$257,403
Silver sold	(1,476.3)	(20,954)	(29,257)	8,303
Adjustment for realized gain	—	—	265,706	—
Adjustment for unrealized gain on silver bullion	—	—	4,129,874	—

Ending balance	351,136.8	$5,650,138	$10,755,319	$265,706

December 31, 2009	Ounces	Average Cost	Fair Value	Realized Gain (Loss)
Beginning balance	218,399.7	$2,928,317 *	$2,356,533	—
Silver contributed	108,877.6	1,575,673	1,575,673	—
Silver distributed	(20,775.6)	(276,552)	(297,947)	$21,395
Silver sold	(1,295.7)	(17,296)	(18,718)	1,422
Adjustment for realized gain	—	—	22,817	—
Adjustment for unrealized gain on silver bullion	—	—	1,547,091	—

Ending balance	305,206.0	$4,210,142	$5,185,449	$22,817

December 31, 2008	Ounces	Average Cost	Fair Value	Realized Gain (Loss)
Beginning balance	150,801.2	$1,838,497	$2,225,826	—
Silver contributed	93,510.3	1,438,131	1,438,131	—
Silver distributed	(24,955.7)	(335,617)	(316,791)	$(18,826)
Silver sold	(956.1)	(12,694)	(14,313)	1,619
Adjustment for realized loss	—	—	(17,207)	—
Adjustment for unrealized loss on silver bullion	—	—	(959,113)	—

Ending balance	218,399.7	$2,928,317 *	$2,356,533	$(17,207)

*	Refer to Note 1A for a discussion of the restatement.

C.	Redeemable Capital Shares

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

BlackRock Asset Management International Inc.,

Sponsor of the iShares® Silver Trust (Registrant)

/s/ Michael A. Latham
Michael A. Latham
President and Chief Executive Officer
(Principal executive officer)

Date: February 17, 2012

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the registrant and in the capacities* and on the dates indicated.

/s/ Michael A. Latham
Michael A. Latham
President and Chief Executive Officer
(Principal executive officer)

Date: February 17, 2012

/s/ Jack Gee
Jack Gee
Chief Operating Officer and Chief Financial Officer
(Principal financial and accounting officer)

Date: February 17, 2012

*	The registrant is a trust and the persons are signing in their capacities as officers and directors of BlackRock Asset Management International Inc., the Sponsor of the registrant.