Form 10-K
period 2011-12-31
iShares Silver Trust
filed 2012-02-29
CIK 1330568

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2011

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

As of June 30, 2011, the aggregate market value of the shares held by non-affiliates was approximately $10,639,296,000.

DOCUMENTS INCORPORATED BY REFERENCE:

None.

PART I

Item 1. Business.

The purpose of the iShares® Silver Trust (the “Trust”) is to own silver transferred to the Trust in exchange for shares issued by the Trust (“Shares”). Each Share represents a fractional undivided beneficial interest in the net assets of the Trust. The assets of the Trust consist primarily of silver held by the Trust’s custodian on behalf of the Trust. However, there may be situations where the Trust will unexpectedly hold cash. For example, a claim may arise against a third party, which is settled in cash. In situations where the Trust unexpectedly receives cash or other assets, no new Shares will be issued until after the record date for the distribution of such cash or other property has passed.

The Trust was formed on April 21, 2006 when an initial deposit of silver was made in exchange for the issuance of three Baskets of Shares (a “Basket” consists of 50,000 Shares). The Trust is a grantor trust formed under the laws of the State of New York.

The sponsor of the Trust is BlackRock Asset Management International Inc. (the “Sponsor”). The trustee of the Trust is The Bank of New York Mellon (the “Trustee”) and the custodian of the Trust is JPMorgan Chase Bank N.A., London branch (the “Custodian”). The agreement between the Trust and the Custodian is governed by English law. The Trust does not have any officers, directors or employees.

The Trust’s net asset value fell from $10,750,993,519 at December 31, 2010 to $8,698,880,266 at December 31, 2011, the Trust’s fiscal year end. Outstanding Shares of the Trust fell from 359,200,000 Shares outstanding at December 31, 2010 to 317,500,000 Shares outstanding at December 31, 2011.

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

The Shares are backed by the assets of the Trust. The Trustee’s arrangements with the Custodian contemplate that at the end of each business day there can be in the Trust account maintained by the Custodian no more than 1,100 ounces of silver in an unallocated form. Accordingly, the bulk of the Trust’s silver holdings is represented by physical silver, identified on the Custodian’s books in allocated and unallocated accounts on behalf of the Trust and held by the Custodian in England, New York and other locations that may be authorized in the future.

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

Secondary Market Trading

While the objective of the Trust is for the value of the Shares to reflect, at any given time, the price of silver owned by the Trust at that time less the Trust’s expenses and liabilities, Shares may trade at, above or below their net asset value per Share, or “NAV.” The NAV of Shares will fluctuate with changes in the market value of the Trust’s assets. The trading prices of Shares will fluctuate in accordance with changes in their NAV as well as market supply and demand. The amount of the discount or premium in the trading price relative to the NAV may be influenced by non-concurrent trading hours between the major silver markets and NYSE Arca. While the Shares trade on NYSE Arca until 4:00 p.m. (New York time), liquidity in the market for silver may be reduced after the close of the major world silver markets, including London, Zurich and the Commodity Exchange, Inc. (“COMEX”) in Chicago. As a result, during this time, trading spreads, and the resulting premium or discount, on Shares may widen. However, given that Baskets of Shares can be created and redeemed in exchange for the underlying amount of silver, the Sponsor believes that the arbitrage opportunities may provide a mechanism to mitigate the effect of such premium or discount.

Valuation of Silver; Computation of Net Asset Value

On each business day, as soon as practicable after 4:00 p.m. (New York time), the Trustee evaluates the silver held by the Trust and determines the net asset value of the Trust. For purposes of making these calculations, a business day means any day other than a day when NYSE Arca is closed for regular trading.

The Trustee values the Trust’s silver based upon the announced price of an ounce of silver set by three market making members of the London Bullion Market Association (“LBMA”) at approximately 12:00 noon (London time) on each working day (“London Fix”). If there is no announced London Fix on a business day, the Trustee is authorized to use the most recently announced London Fix unless the Trustee, in consultation with the Sponsor, determines that such price is inappropriate as a basis for evaluation.

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

To determine the net asset value of the Trust, the Trustee subtracts from the adjusted net asset value of the Trust the amount of accrued fees computed from the value of the Trust’s assets. The Trustee also determines the NAV by dividing the net asset value of the Trust by the number of the Shares outstanding at the time the computation is made.

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

The Sponsor’s fee is accrued daily at an annualized rate equal to 0.50% of the adjusted net asset value of the Trust and is payable monthly in arrears. The Trustee will, when directed by the Sponsor, and, in the absence of such direction, may, in its discretion, sell silver in such quantity and at such times as may be necessary to permit payment of the Sponsor’s fee and of Trust expenses or liabilities not assumed by the Sponsor. The Trustee is authorized to sell silver at such times and in the smallest amounts required to permit such payments as they become due, it being the intention to avoid or minimize the Trust’s holdings of assets other than silver. Accordingly, the amount of silver to be sold will vary from time to time depending on the level of the Trust’s expenses and the market price of silver. The Custodian has agreed to purchase from the Trust, at the request of the Trustee, silver needed to cover Trust expenses at a price equal to the price used by the Trustee to determine the value of the silver held by the Trust on the date of the sale.

The Sponsor earned $57,615,453 for the year ended December 31, 2011.

Deposit of Silver; Issuance of Baskets of Shares

The Trust expects to create and redeem Shares on a continuous basis but only in Baskets of 50,000 Shares. Only registered broker-dealers who have entered into written agreements with the Sponsor and the Trustee (each, an “Authorized Participant”) can deposit silver and receive Baskets of Shares in exchange. Upon the deposit of the corresponding amount of silver with the Custodian, and the payment of the Trustee’s applicable fee and of any expenses, taxes or charges (such as stamp taxes or stock transfer taxes or fees), the Trustee will deliver the appropriate number of Baskets to the Depository Trust Company account of the depositing Authorized Participant. The Sponsor and the Trustee maintain a current list of Authorized Participants. As of the date of this report, Barclays Capital Inc., Citigroup Global Markets, Inc., Credit Suisse Securities (USA), LLC, Goldman Sachs & Co., Goldman Sachs Execution & Clearing L.P., J.P. Morgan Securities LLC, Knight Clearing Services LLC, Merrill Lynch Professional Clearing Corp., Newedge Group USA, RBC Capital Markets, LLC, Scotia Capital (USA) Inc., UBS Securities LLC, Virtu Financial BD LLC and Virtu Financial Capital Markets, LLC are the only Authorized Participants. Silver deposited with the Custodian must meet the specifications for weight, dimensions, fineness (or purity), identifying marks and appearance of silver bars as set forth in “The Good Delivery Rules for Gold and Silver Bars” published by the LBMA (“London Good Delivery Standards”).

Before making a deposit, the Authorized Participant must deliver to the Trustee a written purchase order indicating the number of Baskets it intends to acquire and the location or locations where it expects to make the corresponding deposit of silver with the Custodian. The date the Trustee receives that order will determine the amount of silver the Authorized Participant needs to deposit (such amount, the “Basket Silver Amount”). However, orders received by the Trustee after 3:59 p.m. (New York time) on a business day are treated as received on the next following business day. Silver can be delivered to the Custodian in England, New York or at other locations that may be authorized in the future.

The Basket Silver Amount necessary for the creation of a Basket changes from day to day. The initial Basket Silver Amount at the time of the creation of the Trust was 500,000 ounces of silver. On each day that NYSE Arca is open for regular trading, the Trustee adjusts the quantity of silver constituting the Basket Silver Amount as appropriate to reflect sales of silver, any loss of silver that may occur, and accrued expenses. The computation is made by the Trustee as promptly as practicable after 4:00 p.m. (New York time). The Basket Silver Amount so determined is communicated via facsimile or electronic mail message to all Authorized Participants, and made available on the Sponsor’s website for the Shares. NYSE Arca also publishes the Basket Silver Amount determined by the Trustee as indicated above.

Because the Sponsor has assumed what are expected to be most of the Trust’s expenses, and the Sponsor’s fee accrues daily at the same rate (i.e., 1/365th of the net asset value of the Trust multiplied by 0.50%), in the absence of any extraordinary expenses or liabilities the amount of silver by which the Basket Silver Amount decreases each day is predictable. The Trustee intends to make available on each business day, through the same channels used to disseminate the actual Basket Silver Amount determined by the Trustee as indicated above, an indicative Basket Silver Amount for the next business day. Authorized Participants may use that indicative Basket Silver Amount as guidance regarding the amount of silver that they may expect to have to deposit with the Custodian in respect of purchase orders placed by them on such next business day and accepted by the Trustee. The agreement entered into with each Authorized Participant provides, however, that once a purchase order has been accepted by the Trustee, the Authorized Participant will be required to deposit with the Custodian the Basket Silver Amount determined by the Trustee on the effective date of the purchase order.

No Shares are issued unless and until the Custodian has informed the Trustee that it has allocated to the Trust’s account (except that any amounts of less than 1,100 ounces may be held in the Trust account on an unallocated basis) the corresponding amount of silver. In accordance with the procedures that the Custodian has agreed to follow in connection with the creation of Shares, silver received by the Custodian no later than 11:30 a.m. (London time) is required to be allocated to the Trust’s account no later than 9:00 a.m. (New York time) on the next day that the Custodian is open for business at the place of delivery. All taxes incurred in connection with the delivery of silver to the Custodian in exchange for Baskets of Shares (including any applicable value added tax) will be the sole responsibility of the Authorized Participant making such delivery.

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

The Custodian may make the silver available for collection at its office or at the office of a sub-custodian if the silver is being held by a sub-custodian. Silver is delivered at the locations designated by the Trustee, in consultation with the Custodian. All taxes incurred in connection with the delivery of silver to an Authorized Participant in exchange for Baskets of Shares (including any applicable value added tax) will be the sole responsibility of the Authorized Participant taking such delivery.

Unless otherwise agreed to by the Custodian, silver is delivered to the redeeming Authorized Participants in the form of physical bars only (except that any amount of less than 1,100 ounces may be transferred to an unallocated account of or as ordered by, the redeeming Authorized Participant).

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

UNITED STATES FEDERAL INCOME TAX CONSEQUENCES

The following discussion of the material United States federal income tax consequences that generally will apply to the purchase, ownership and disposition of Shares by a U.S. Shareholder (as defined below), and certain United States federal income consequences that may apply to an investment in Shares by a Non-U.S. Shareholder (as defined below), is based on the United States Internal Revenue Code of 1986, as amended (the “Code”), Treasury Regulations promulgated thereunder and judicial and administrative interpretations of the Code, all as in effect on the date of this report and all of which are subject to change either prospectively or retroactively. The tax treatment of owners of beneficial interests in the Shares (“Shareholders”) may vary depending upon their own particular circumstances. Certain Shareholders (including banks, financial institutions, insurance companies, tax-exempt organizations, broker-dealers, traders, Shareholders that are partnerships for United States federal income tax purposes, persons holding Shares as a position in a “hedging,” “straddle,” “conversion,” or “constructive sale” transaction for United States federal income tax purposes, persons whose “functional currency” is not the United States dollar, or other investors with special circumstances) may be subject to special rules not discussed below. In addition, the following discussion applies only to investors who will hold Shares as “capital assets” within the meaning of section 1221 of the Code. Moreover, the discussion below does not address the effect of any state, local or foreign tax law on an owner of Shares. Purchasers of Shares are urged to consult their own tax advisors with respect to all federal, state, local and foreign tax law considerations potentially applicable to their investment in Shares.

For purposes of this discussion, a “U.S. Shareholder” is a Shareholder that is:

•	An individual who is treated as a citizen or resident of the United States for United States federal income tax purposes;

•

A corporation (or entity treated as a corporation for United States federal income tax purposes) created or organized in or under the laws of the United States or any political subdivision thereof, including the District of Columbia;

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

A Shareholder that is not a U.S. Shareholder as defined above or a partnership for United States federal income tax purposes is considered a “Non-U.S. Shareholder” for purposes of this discussion.

Taxation of the Trust

The Sponsor and the Trustee will treat the Trust as a “grantor trust” for United States federal income tax purposes. In the opinion of tax counsel to the Trust, although not free from doubt due to the lack of directly governing authority, the Trust will be classified as a “grantor trust” for United States federal income tax purposes. As a result, the Trust itself will not be subject to United States federal income tax. Instead, the Trust’s income and expenses will “flow through” to the Shareholders, and the Trustee will report the Trust’s income, gains, losses and deductions to the Internal Revenue Service (“IRS”) on that basis. The opinion of tax counsel to the Trust represents only its best legal judgment and is not binding on the IRS or any court. Accordingly, there can be no assurance that the IRS will agree with the conclusions of counsel’s opinion and it is possible that the IRS or another tax authority could assert a position contrary to one or all of those conclusions and that a court could sustain that contrary position. Neither the Sponsor nor the Trustee will request a ruling from the IRS with respect to the classification of the Trust for United States federal income tax purposes. If the IRS were to assert successfully that the Trust is not classified as a “grantor trust,” the Trust would be classified as a partnership for United States federal income tax purposes, which may affect timing and other tax consequences to the Shareholders.

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

Investment by Certain Retirement Plans

Section 408(m) of the Code provides that the purchase of a “collectible” as an investment for an individual retirement account (“IRA”), or for a participant-directed account maintained under any plan that is tax-qualified under section 401(a) of the Code, is treated as a taxable distribution from the account to the owner of the IRA, or to the participant for whom the plan account is maintained, of an amount equal to the cost to the account of acquiring the collectible. The Sponsor has received a private letter ruling from the IRS which provides that the purchase of Shares by an IRA or a participant-directed account maintained under a plan that is tax-qualified under section 401(a) of the Code, will not constitute the acquisition of a collectible or be treated as resulting in a taxable distribution to the IRA owner or plan participant under Code section 408(m). However, in the event any redemption of Shares results in the distribution of silver bullion to an IRA or a participant-directed account maintained under a plan that is tax-qualified under Section 401(a) of the Code, such distribution would constitute the acquisition of a collectible to the extent provided under section 408(m) of the Code. See “ERISA and Related Considerations.”

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

ERISA AND RELATED CONSIDERATIONS

The Employee Retirement Income Security Act of 1974 (“ERISA”) and/or section 4975 of the Code impose certain requirements on employee benefit plans and certain other plans and arrangements, including individual retirement accounts and annuities, Keogh plans, and certain collective investment funds or insurance company general or separate accounts in which such plans or arrangements are invested, that are subject to ERISA and/or the Code (collectively, “Plans”), and on persons who are fiduciaries with respect to the investment of assets treated as “plan assets” of a Plan. Investments by Plans are subject to the fiduciary requirements and the applicability of prohibited transaction restrictions under ERISA.

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

Item 1A. Risk Factors.

Because the Shares are created to reflect the price of the silver held by the Trust, the market price of the Shares will be as unpredictable as the price of silver has historically been. This creates the potential for losses, regardless of whether you hold Shares for a short-, mid- or long-term.

Shares are created to reflect, at any given time, the market price of silver owned by the Trust at that time less the Trust’s expenses and liabilities. Because the value of Shares depends on the price of silver, it is subject to fluctuations similar to those affecting silver prices. The price of silver has fluctuated widely over the past several years. If silver markets continue to be characterized by the wide fluctuations that they have shown in the past several years, the price of the Shares will change widely and in an unpredictable manner. This exposes your investment in Shares to potential losses if you need to sell your Shares at a time when the price of silver is lower than it was when you made your investment in Shares. Even if you are able to hold Shares for the mid- or long-term, you may never realize a profit, because silver markets have historically experienced extended periods of flat or declining prices.

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

•

A significant increase in silver price hedging activity by silver producers. Traditionally, silver producers have not hedged to the same extent that other producers of precious metals (gold, for example) have. Should there be an increase in the level of hedge activity of silver producing companies, it could cause a decline in world silver prices, adversely affecting the price of the Shares.

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

A decrease in the amount of silver represented by each Share results in a decrease in its price even if the price of silver has not changed. To retain the Share’s original price, the price of silver has to increase. Without that increase, the lesser amount of silver represented by the Share will have a correspondingly lower price. If these increases do not occur, or are not sufficient to counter the lesser amount of silver represented by each Share, you will sustain losses on your investment in Shares.

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

Shares may trade at, above or below their NAV. The NAV of Shares will fluctuate with changes in the market value of the Trust’s assets. The trading prices of Shares will fluctuate in accordance with changes in their NAVs as well as market supply and demand. The amount of the discount or premium in the trading price relative to the NAV per Share may be influenced by non-concurrent trading hours between the major silver markets and NYSE Arca. While the Shares will trade on NYSE Arca until 4:00 p.m. (New York time), liquidity in the market for silver will be reduced after the close of the major world silver markets, including London, Zurich and COMEX. As a result, during this time, trading spreads, and the resulting premium or discount on Shares, may widen.

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

Although Shares are listed for trading on NYSE Arca, you should not assume that an active trading market for the Shares will develop or be maintained. If you need to sell your Shares at a time when no active market for them exists, such lack of an active market will most likely adversely affect the price you receive for your Shares (assuming you are able to sell them).

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

If the processes of creation and redemption of Shares (which depend on timely transfers of silver to and by the Custodian) encounter any unanticipated difficulties, potential market participants, such as the Authorized Participants and their customers, who would otherwise be willing to purchase or redeem Baskets of Shares to take advantage of any arbitrage opportunity arising from discrepancies between the price of the Shares and the price of the underlying silver may not take the risk that, as a result of those difficulties, they may not be able to realize the profit they expect. If this is the case, the liquidity of the Shares may decline and the price of the Shares may fluctuate independently of the price of silver and may fall. Furthermore, in the event that the London market for physical silver should become relatively illiquid and thereby materially restrict opportunities for arbitraging by delivering silver in return for Baskets of Shares, the Shares price may diverge from the value of physical silver and may fall.

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

The procedures agreed to with the Custodian contemplate that the Custodian must undertake certain tasks in connection with the inspection of silver delivered by Authorized Participants in exchange for Baskets of Shares. The Custodian’s inspection includes review of the corresponding bar list to ensure that it accurately describes the weight, fineness, refiner marks and bar numbers appearing on the silver bars, but does not include any chemical or other tests designed to verify that the silver received does, in fact, meet the purity requirements referred to in the trust agreement. Accordingly, such inspection procedures may not prevent the deposit of silver that fails to meet these purity standards. Each Authorized Participant that deposits silver in the Trust is liable to the Trust if that silver does not meet the requirements of the trust agreement. The Custodian will not be responsible or liable to the Trust or to any investor in the event any silver otherwise properly inspected by it does not meet the purity requirements contained in the trust agreement. To the extent that Baskets of Shares are issued in exchange for silver of inferior quality and the Trust is not able to recover damages from the Authorized Participant that deposited that silver, the total value of the assets of the Trust will be adversely affected and, with it, the NAV. In these circumstances, it is reasonable to expect that the value at which the Shares trade on NYSE Arca will also be adversely affected.

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

Item 4. Mine Safety Disclosures.

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

a) On December 4, 2008 the Shares commenced trading on NYSE Arca under the symbol “SLV.” Prior to that, the Shares were traded on the American Stock Exchange, also under the symbol “SLV,” since their initial public offering on April 21, 2006.

For each of the quarters during the fiscal years ended December 31, 2011 and 2010, the high and low sale prices of the Shares as reported for NYSE Arca transactions were as follows:

	Years Ended December 31,
	2011		2010
	High	Low	High	Low
First Quarter	$36.77	$26.23	$18.45	$14.75
Second Quarter	$47.26	$32.63	$19.12	$17.05
Third Quarter	$42.63	$28.87	$21.40	$17.16
Fourth Quarter	$34.27	$26.27	$30.18	$21.51

The number of Shareholders of record of the registrant as of January 31, 2012 was approximately 511,007.

b) Not applicable.

c) 22,050,000 Shares (441 Baskets) were redeemed during the fourth quarter of the year ended December 31, 2011.

Period	Total Number of Shares Redeemed	Average Ounces of Silver Per Share
10/01/11 to 10/31/11	9,950,000	0.9733
11/01/11 to 11/30/11	6,450,000	0.9729
12/01/11 to 12/31/11	5,650,000	0.9724

Total	22,050,000	0.9729

Item 6. Selected Financial Data.

Financial Highlights (for the years ending December 31, 2011, 2010, 2009, 2008 and 2007)

(Dollar amounts in $000’s, except for per Share amounts)

	December 31,
	2011	2010	2009	2008*	2007*
Total assets	$7,191,460	$5,650,138	$4,210,142	$2,928,317	$1,838,497
Total gain (loss) on sales and distributions of silver	$3,127,700	$265,706	$22,817	$(17,207)	$63,042
Net income (loss)	$3,070,085	$234,419	$2,739	$(31,561)	$53,914
Weighted-average Shares outstanding	335,012,740	314,367,671	277,269,041	196,716,940	137,510,959
Net income (loss) per Share	$9.16	$0.75	$0.01	$(0.16)	$0.39
Net cash flows	$—	$—	$—	$—	$—

*

Share and per Share amounts were adjusted to reflect a ten-for-one share split for shareholders of record as of the close of business on July 21, 2008, payable after the close of trading on July 23, 2008.

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

Introduction

The Trust is a grantor trust formed under the laws of the State of New York. The Trust does not have any officers, directors, or employees, and is administered by the Trustee acting as trustee pursuant to the Depositary Trust Agreement (as amended, the “Trust Agreement”) between the Trustee and the Sponsor. The Trust issues Shares representing fractional undivided beneficial interests in its net assets. The assets of the Trust consist primarily of silver bullion held by a custodian, as an agent of the Trust responsible only to the Trustee.

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

Critical Accounting Policies

The financial statements and accompanying notes are prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements relies on estimates and assumptions that impact the Trust’s financial position and results of operations. These estimates and assumptions affect the Trust’s application of accounting policies. Below we describe the valuation of silver bullion, a critical accounting policy that we believe is important to understanding our results of operations and financial position. In addition, please refer to Note 2 to the financial statements for further discussion of the Trust’s accounting policies.

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

There are other indicators of the value of silver bullion that are available that could be different than that chosen by the Trust. The London Fix is used by the Trust because it is commonly used by the U.S. silver market as an indicator of the value of silver, and is permitted to be used under the Trust Agreement. The use of an indicator of the value of silver bullion other than the London Fix could result in materially different fair value pricing of the silver in the Trust, and as such, could result in different lower of cost or market adjustments or in different redemption value adjustments of the outstanding redeemable capital Shares.

The following chart shows the daily London Fix Spot Settlement Prices for the period from December 2006 through December 2011:

Results of Operations

The Year Ended December 31, 2011

The Trust’s net asset value fell from $10,750,993,519 at December 31, 2010 to $8,698,880,266 at December 31, 2011, a 19.09% decrease for the year. The decrease in the Trust’s net asset value resulted primarily from a decrease in the outstanding Shares, which fell from 359,200,000 Shares at December 31, 2010 to 317,500,000 Shares at December 31, 2011, a consequence of 143,550,000 Shares (2,871 Baskets) being created and 185,250,000 Shares (3,705 Baskets) being redeemed during the year, and a decrease in the London Fix price, which fell 8.00% from $30.63 at December 31, 2010 to $28.18 at December 31, 2011.

The 8.45% decline in the Trust’s net asset value per Share from $29.93 at December 31, 2010 to $27.40 at December 31, 2011 is directly related to the 8.00% decrease in the London Fix price.

The Trust’s net asset value per Share declined slightly more than the price of silver on a percentage basis due to the Sponsor’s fees, which were $57,615,453 for the year, or 0.50% of the Trust’s average weighted assets of $11,517,468,716 during the year. The net asset value per Share of $47.52 on April 29, 2011 was the highest during the year, compared with a low during the year of $25.43 on December 29, 2011. The net asset value of the Trust is obtained by subtracting the Trust’s expenses and liabilities on any day from the value of the silver owned by the Trust on that day; the net asset value per Share is obtained by dividing the net asset value of the Trust on a given day by the number of Shares outstanding on that day.

Net income for the year ended December 31, 2011 was $3,070,084,804, resulting from a net gain of $24,795,199 on the sales of silver to pay expenses, and a net gain of $3,102,905,058 on silver distributed for the redemption of Shares, offset by Sponsor’s fees of $57,615,453. Other than the Sponsor’s fees, the Trust had no expenses during the year ended December 31, 2011.

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

The 79.44% increase in the Trust’s net asset value per Share from $16.68 at December 31, 2009 to $29.93 at December 31, 2010 directly relates to the 80.28% increase in the London Fix price.

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

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

Not applicable.

Item 8. Financial Statements and Supplementary Data.

Quarterly Income Statements

(Dollar amounts in $000’s, except for per Share amounts)

	Three Months Ended (Unaudited)				Year Ended December 31, 2011
	March 31, 2011	June 30, 2011	September 30, 2011	December 31, 2011
Revenue
Proceeds from sales of silver to pay expenses	$12,422	$16,864	$14,983	$13,629	$57,898
Cost of silver sold to pay expenses	(6,652)	(8,263)	(8,448)	(9,740)	(33,103)

Gain on sales of silver to pay expenses	5,770	8,601	6,535	3,889	24,795
Gain on silver distributed for the redemption of Shares	473,132	1,962,478	486,613	180,682	3,102,905

Total gain on sales and distributions of silver	478,902	1,971,079	493,148	184,571	3,127,700
Expenses
Sponsor’s fees	(13,412)	(16,169)	(15,427)	(12,607)	(57,615)

Total expenses	(13,412)	(16,169)	(15,427)	(12,607)	(57,615)

Net income	$465,490	$1,954,910	$477,721	$171,964	$3,070,085

Net income per Share	$1.32	$5.71	$1.48	$0.53	$9.16
Weighted-average Shares outstanding	352,079,444	342,251,099	323,457,609	322,712,500	335,012,740

	$000,000000	$000,000000	$000,000000	$000,000000	$000,000000
	Three Months Ended (Unaudited)				Year Ended December 31, 2010
	March 31, 2010	June 30, 2010	September 30, 2010	December 31, 2010
Revenue
Proceeds from sales of silver to pay expenses	$6,400	$6,626	$6,789	$9,442	$29,257
Cost of silver sold to pay expenses	(5,249)	(5,038)	(5,061)	(5,606)	(20,954)

Gain on sales of silver to pay expenses	1,151	1,588	1,728	3,836	8,303
Gain on silver distributed for the redemption of Shares	53,427	56,779	4,389	142,808	257,403

Total gain on sales and distributions of silver	54,578	58,367	6,117	146,644	265,706
Expenses
Sponsor’s fees	(6,282)	(6,690)	(7,084)	(11,231)	(31,287)

Total expenses	(6,282)	(6,690)	(7,084)	(11,231)	(31,287)

Net income (loss)	$48,296	$51,677	$(967)	$135,413	$234,419

Net income (loss) per Share	$0.16	$0.17	$(0.00)	$0.39	$0.75
Weighted-average Shares outstanding	307,343,333	299,169,780	304,032,609	346,607,065	314,367,671

The financial statements required by Regulation S-X, together with the report of the Trust’s independent registered public accounting firm appear on pages F-1 to F-10 of this Form 10-K.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

There have been no changes in accountants and no disagreements with accountants during the year ended December 31, 2011.

Item 9A. Controls and Procedures.

The duly authorized officers of the Sponsor performing functions equivalent to those a principal executive officer and principal financial officer of the Trust would perform if the Trust had any officers, and with the participation of the Trustee, have evaluated the effectiveness of the Trust’s disclosure controls and procedures, and have concluded that the disclosure controls and procedures of the Trust were effective as of the end of the period covered by this report to provide reasonable assurance that information required to be disclosed in the reports that the Trust files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the applicable rules and forms, and that it is accumulated and communicated to the duly authorized officers of the Sponsor performing functions equivalent to those a principal executive officer and principal financial officer of the Trust would perform if the Trust had any officers, as appropriate to allow timely decisions regarding required disclosure.

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

The principal executive officer and principal financial officer of the Sponsor assessed the effectiveness of the Trust’s internal control over financial reporting as of December 31, 2011. Their assessment included an evaluation of the design of the Trust’s internal control over financial reporting and testing of the operational effectiveness of its internal control over financial reporting. In making its assessment, the Sponsor’s management has utilized the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in its report entitled Internal Control – Integrated Framework. Based on their assessment and those criteria, the principal executive officer and principal financial officer of the Sponsor concluded that the Trust maintained effective internal control over financial reporting as of December 31, 2011.

The effectiveness of the Trust’s internal control over financial reporting as of December 31, 2011 has been audited by PricewaterhouseCoopers LLP, the independent registered public accounting firm that audited and reported on the financial statements included in this Form 10-K, as stated in their report which is included herein.

Remediation of 2010 Material Weakness

Management, including the principal executive officer and the principal financial officer of the Sponsor, previously reported a material weakness in the Trust’s internal control over financial reporting as of December 31, 2010 relating to a failure to properly apply its accounting policy regarding accounting for inventory given the commodity-based nature of the Trust. Subsequent to filing the Trust’s Amendment No. 1 to its Annual Report on Form 10-K for the year ended December 31, 2010, the Sponsor’s management completed its evaluation of the circumstances that resulted in misstatements in the Trust’s 2008 and 2009 financial statements and implemented additional procedures and controls that when considered with other controls that have been implemented and operating effectively since its original 2010 filing, have remediated the material weakness. The additional procedures and controls include:

•

Updating the Trust’s inventory accounting policy and procedures and incorporating the policy into its financial reporting checklist which was used in connection with the preparation of the Trust’s Annual Report on Form 10-K for the year ended December 31, 2011. The updated policy has been approved by the Sponsor’s accounting policy committees.

•	Training held with fund administration staff with respect to the updated accounting policy and procedures.

•	Implemented additional monitoring of market and analysis to determine whether a market value reserve is appropriate.

Management implemented and performed the additional procedures and controls described above as necessary in connection with the preparation of the Trust’s Annual Report on Form 10-K for the year ended December 31, 2011. These additional procedures and controls along with other relevant financial reporting controls that have been implemented since the Trust’s prior filings have been assessed during the annual reporting process and management has concluded that the material weakness relating to the application of the Trust’s accounting policy for inventory has been remediated.

Changes in Internal Control over Financial Reporting

As a result of the remediation of the material weakness described above, there were changes in the Trust’s internal control over financial reporting that occurred during the Trust’s fourth fiscal quarter of the period covered by this report that have materially affected, or are reasonably likely to materially affect, the Trust’s internal control over financial reporting.

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

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Not applicable.

Item 14. Principal Accounting Fees and Services.

(1) to (4) Fees for services performed by PricewaterhouseCoopers LLP for the years ended December 31, 2011 and 2010 were:

	2011	2010
Audit fees	$63,001	$63,001
Audit-related fees	1,500	—
Tax fees	—	—
All other fees	—	—

	$64,501	$63,001

(5) The registrant has no board of directors, and as a result, has no audit committee and no pre-approval policies or procedures with respect to fees paid to PricewaterhouseCoopers LLP.

(6) None of the hours expended on PricewaterhouseCoopers LLP’s engagement to audit the registrant’s financial statements for the year ended December 31, 2011 were attributable to work performed by persons other than the principal accountant’s full-time, permanent employees.

PART IV

Item 15. Exhibits, Financial Statement Schedules.

a)(1) See Index to Financial Statements on Page F-1 for a list of the financial statements being filed as part of this report.

a)(2) Schedules have been omitted since they are either not required, not applicable, or the information has otherwise been included.

a)(3)

Exhibit No.	Description
4.1	Depositary Trust Agreement is incorporated by reference to Exhibit 4.1 filed with Registration Statement No. 333-156506 on December 30, 2008

4.2	First Amendment to Depositary Trust Agreement is incorporated by reference to Exhibit 4.1 filed with Current Report on Form 8-K on December 2, 2009

4.3	Standard Terms for Authorized Participant Agreements is incorporated by reference to Exhibit 4.2 filed with Registration Statement No. 333-156506 on December 30, 2008

10.1	Custodian Agreement is incorporated by reference to Exhibit 10.1 filed with Registration Statement No. 333-156506 on December 30, 2008

10.2	Sub-license Agreement is incorporated by reference to Exhibit 10.2 filed with Registration Statement No. 333-156506 on December 30, 2008

10.3	Amendment No. 1 to Custodian Agreement is incorporated by reference to Exhibit 10.3 filed with Registration Statement No. 333-137621 on September 27, 2006

10.4	Second Amendment to Custodian Agreement is incorporated by reference to Exhibit 10.1 filed with Current Report on Form 8-K on February 10, 2010

10.5	Third Amendment to Custodian Agreement is incorporated by reference to Exhibit 10.5 filed with Registration Statement No. 333-170492 on November 9, 2010

10.6	Fourth Amendment to Custodian Agreement is incorporated by reference to Exhibit 10.1 filed with Current Report on Form 8-K on February 14, 2012

23.1	Consent of PricewaterhouseCoopers LLP

31.1	Certification by Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification by Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification by Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification by Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*	Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for the purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

iShares® Silver Trust

Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Sponsor, Trustee and Shareholders of

iShares® Silver Trust:

In our opinion, the financial statements listed in the accompanying index present fairly, in all material respects, the financial position of iShares® Silver Trust (the “Trust”) at December 31, 2011 and 2010, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2011 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Trust maintained, in all material respects, effective internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Sponsor’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on these financial statements and on the Trust’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

/s/ PricewaterhouseCoopers LLP

San Francisco, California
February 29, 2012

iShares® Silver Trust

Balance Sheets

At December 31, 2011 and 2010

	December 31,
(Dollar amounts in $000’s)	2011	2010
ASSETS
Current assets
Silver bullion inventory (fair value of $8,702,922 and $10,755,319, respectively)	$7,191,460	$5,632,180
Receivable for capital Shares sold	—	17,958

TOTAL ASSETS	$7,191,460	$5,650,138

LIABILITIES, REDEEMABLE CAPITAL SHARES AND SHAREHOLDERS’ EQUITY (DEFICIT)
Current liabilities
Sponsor’s fees payable	$4,042	$4,325

Total liabilities	4,042	4,325

Commitments and contingent liabilities (Note 5)	—	—
Redeemable capital Shares, no par value, unlimited amount authorized (at redemption value) – 317,500,000 issued and outstanding at December 31, 2011 and 359,200,000 issued and outstanding at December 31, 2010	8,698,880	10,750,994
Shareholders’ equity (deficit)	(1,511,462)	(5,105,181)

TOTAL LIABILITIES, REDEEMABLE CAPITAL SHARES AND SHAREHOLDERS’ EQUITY (DEFICIT)	$7,191,460	$5,650,138

See notes to financial statements.

iShares® Silver Trust

Income Statements

For the years ended December 31, 2011, 2010 and 2009

	Years Ended December 31,
(Dollar amounts in $000’s, except for per Share amounts)	2011	2010	2009
Revenue
Proceeds from sales of silver to pay expenses	$57,898	$29,257	$18,718
Cost of silver sold to pay expenses	(33,103)	(20,954)	(17,296)

Gain on sales of silver to pay expenses	24,795	8,303	1,422
Gain on silver distributed for the redemption of Shares	3,102,905	257,403	21,395

Total gain on sales and distributions of silver	3,127,700	265,706	22,817

Expenses
Sponsor’s fees	(57,615)	(31,287)	(20,078)

Total expenses	(57,615)	(31,287)	(20,078)

NET INCOME	$3,070,085	$234,419	$2,739

Net income per Share	$9.16	$0.75	$0.01
Weighted-average Shares outstanding	335,012,740	314,367,671	277,269,041

See notes to financial statements.

iShares® Silver Trust

Statements of Changes in Shareholders’ Equity (Deficit)

For the years ended December 31, 2011, 2010 and 2009

	Years Ended December 31,
(Dollar amounts in $000’s)	2011	2010	2009
Shareholders’ equity (deficit) – beginning of period	$(5,105,181)	$(975,307)	$571,784
Net income	3,070,085	234,419	2,739
Adjustment of redeemable capital Shares to redemption value	523,634	(4,364,293)	(1,549,830)

Shareholders’ equity (deficit) – end of period	$(1,511,462)	$(5,105,181)	$(975,307)

See notes to financial statements.

iShares® Silver Trust

Statements of Cash Flows

For the years ended December 31, 2011, 2010 and 2009

	Years Ended December 31,
(Dollar amounts in $000’s)	2011	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES:
Proceeds from sales of silver	$57,898	$29,257	$18,718
Expenses – Sponsor’s fees paid	(57,898)	(29,257)	(18,718)

Net cash provided by operating activities	—	—	—

Increase (decrease) in cash	—	—	—
Cash, beginning of period	—	—	—

Cash, end of period	$—	$—	$—

RECONCILIATION OF NET INCOME TO NET CASH PROVIDED BY OPERATING ACTIVITIES:
Net income	$3,070,085	$234,419	$2,739
Adjustments to reconcile net income to net cash provided by operating activities:
Gain on silver distributed for the redemption of Shares	(3,102,905)	(257,403)	(21,395)
Cost of silver sold to pay expenses	33,103	20,954	17,296
Increase (decrease) in Sponsor’s fees payable	(283)	2,030	1,360

Net cash provided by operating activities	$—	$—	$—

Supplemental disclosure of non-cash information:
Carrying value of silver received for creation of Shares	$5,175,079	$2,040,507	$1,575,673
Carrying value of silver distributed for redemption of Shares, at average cost	$(3,600,654)	$(579,557)	$(276,552)

See notes to financial statements.

iShares® Silver Trust

Notes to Financial Statements

December 31, 2011

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

The following table summarizes activity in silver bullion for the years ended December 31, 2011, 2010 and 2009 (all balances in 000’s):

December 31, 2011	Ounces	Average Cost	Fair Value	Realized Gain (Loss)
Beginning balance	351,136.8	$5,650,138	$10,755,319	$—
Silver contributed	139,996.4	5,175,079	5,175,079	—
Silver distributed	(180,659.8)	(3,600,654)	(6,703,559)	3,102,905
Silver sold	(1,640.1)	(33,103)	(57,898)	24,795
Adjustment for realized gain	—	—	3,127,700	—
Adjustment for unrealized loss on silver bullion	—	—	(3,593,719)	—

Ending balance	308,833.3	$7,191,460	$8,702,922	$3,127,700

December 31, 2010	Ounces	Average Cost	Fair Value	Realized Gain (Loss)
Beginning balance	305,206.0	$4,210,142	$5,185,449	$—
Silver contributed	87,675.4	2,040,507	2,040,507	—
Silver distributed	(40,268.3)	(579,557)	(836,960)	257,403
Silver sold	(1,476.3)	(20,954)	(29,257)	8,303
Adjustment for realized gain	—	—	265,706	—
Adjustment for unrealized gain on silver bullion	—	—	4,129,874	—

Ending balance	351,136.8	$5,650,138	$10,755,319	$265,706

December 31, 2009	Ounces	Average Cost	Fair Value	Realized Gain (Loss)
Beginning balance	218,399.7	$2,928,317	$2,356,533	$—
Silver contributed	108,877.6	1,575,673	1,575,673	—
Silver distributed	(20,775.6)	(276,552)	(297,947)	21,395
Silver sold	(1,295.7)	(17,296)	(18,718)	1,422
Adjustment for realized gain	—	—	22,817	—
Adjustment for unrealized gain on silver bullion	—	—	1,547,091	—

Ending balance	305,206.0	$4,210,142	$5,185,449	$22,817

C.	Redeemable Capital Shares

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

Activity in redeemable capital Shares for the years ended December 31, 2011, 2010 and 2009 was as follows (all balances in 000’s):

	Years Ended December 31,
	2011		2010		2009
	Shares	Amount	Shares	Amount	Shares	Amount
Beginning balance	359,200	$10,750,994	310,700	$5,183,154	221,250	$2,355,598
Shares issued	143,550	5,175,079	89,600	2,040,507	110,550	1,575,673
Shares redeemed	(185,250)	(6,703,559)	(41,100)	(836,960)	(21,100)	(297,947)
Redemption value adjustment	—	(523,634)	—	4,364,293	—	1,549,830

Ending balance	317,500	$8,698,880	359,200	$10,750,994	310,700	$5,183,154

D.	Federal Income Taxes

The Trust is treated as a “grantor trust” for federal income tax purposes and, therefore, no provision for federal income taxes is required. Any interest and gains and losses are deemed “passed through” to the holders of Shares of the Trust.

3 - Trust Expenses

The Trust pays to the Sponsor a Sponsor’s fee that accrues daily at an annualized rate equal to 0.50% of the adjusted net asset value of the Trust, paid monthly in arrears. The Sponsor has agreed to assume the following administrative and marketing expenses incurred by the Trust: the Trustee’s fee, the Custodian’s fee, NYSE Arca listing fees, Securities Exchange Commission registration fees, printing and mailing costs, audit fees and expenses, and up to $100,000 per annum in legal fees and expenses.

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

7 - Subsequent Events

In connection with the preparation of the financial statements of the Trust as of and for the period ended December 31, 2011, management has evaluated the impact of all subsequent events through the date the financial statements were issued and has determined that there were no subsequent events requiring adjustment or disclosure in the financial statements.

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

Date: February 29, 2012

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities* and on the dates indicated.

/s/ Michael A. Latham
Michael A. Latham
President and Chief Executive Officer
(Principal executive officer)

Date: February 29, 2012

/s/ Jack Gee
Jack Gee
Chief Operating Officer and Chief Financial Officer
(Principal financial and accounting officer)

Date: February 29, 2012

*	The registrant is a trust, and the persons are signing in their capacities as officers and directors of BlackRock Asset Management International Inc., the Sponsor of the registrant.