Form 10-Q
period 2012-03-31
iShares Silver Trust
filed 2012-05-09
CIK 1330568

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2012

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

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

iShares® Silver Trust

Balance Sheets

At March 31, 2012 (Unaudited) and December 31, 2011

(Dollar amounts in $000’s)	March 31, 2012	December 31, 2011
ASSETS
Current assets
Silver bullion inventory (fair value of $10,096,173 and $8,702,922, respectively)	$7,460,340	$7,191,460
Payable for capital Shares redeemed	(48,551)	—

TOTAL ASSETS	$7,411,789	$7,191,460

LIABILITIES, REDEEMABLE CAPITAL SHARES AND SHAREHOLDERS’ EQUITY (DEFICIT)
Current liabilities
Sponsor’s fees payable	$4,400	$4,042

Total liabilities	4,400	4,042

Commitments and contingent liabilities (Note 5)	—	—
Redeemable capital Shares, no par value, unlimited amount authorized (at redemption value) – 320,450,000 issued and outstanding at March 31, 2012 and 317,500,000 issued and outstanding at December 31, 2011	10,091,773	8,698,880
Shareholders’ equity (deficit)	(2,684,384)	(1,511,462)

TOTAL LIABILITIES, REDEEMABLE CAPITAL SHARES AND SHAREHOLDERS’ EQUITY (DEFICIT)	$7,411,789	$7,191,460

See notes to financial statements.

iShares® Silver Trust

Income Statements (Unaudited)

For the three months ended March 31, 2012 and 2011

	Three Months Ended March 31,
(Dollar amounts in $000’s, except for per Share amounts)	2012	2011
Revenue
Proceeds from sales of silver to pay expenses	$12,165	$12,422
Cost of silver sold to pay expenses	(8,872)	(6,652)

Gain on sales of silver to pay expenses	3,293	5,770
Gain on silver distributed for the redemption of Shares	105,953	473,132

Total gain on sales and distributions of silver	109,246	478,902
Expenses
Sponsor’s fees	(12,523)	(13,412)

Total expenses	(12,523)	(13,412)

NET INCOME	$96,723	$465,490

Net income per Share	$0.30	$1.32
Weighted-average Shares outstanding	319,067,033	352,079,444

See notes to financial statements.

iShares® Silver Trust

Statements of Changes in Shareholders’ Equity (Deficit)

For the three months ended March 31, 2012 (Unaudited)

and the year ended December 31, 2011

(Dollar amounts in $000’s)	Three Months Ended March 31, 2012	Year Ended December 31, 2011
Shareholders’ equity (deficit) – beginning of period	$(1,511,462)	$(5,105,181)
Net income	96,723	3,070,085
Adjustment of redeemable capital Shares to redemption value	(1,269,645)	523,634

Shareholders’ equity (deficit) – end of period	$(2,684,384)	$(1,511,462)

See notes to financial statements.

iShares® Silver Trust

Statements of Cash Flows (Unaudited)

For the three months ended March 31, 2012 and 2011

	Three Months Ended March 31,
(Dollar amounts in $000’s)	2012	2011
CASH FLOWS FROM OPERATING ACTIVITIES:
Proceeds from sales of silver	$12,165	$12,422
Expenses – Sponsor’s fees paid	(12,165)	(12,422)

Net cash provided by operating activities	—	—

Increase (decrease) in cash	—	—
Cash, beginning of period	—	—

Cash, end of period	$—	$—

RECONCILIATION OF NET INCOME TO NET CASH PROVIDED BY OPERATING ACTIVITIES:
Net income	$96,723	$465,490
Adjustments to reconcile net income to net cash provided by operating activities:
Gain on silver distributed for the redemption of Shares	(105,953)	(473,132)
Cost of silver sold to pay expenses	8,872	6,652
Increase in Sponsor’s fees payable	358	990

Net cash provided by operating activities	$—	$—

Supplemental disclosure of non-cash information:
Carrying value of silver received for creation of Shares	$516,557	$1,404,780
Carrying value of silver distributed for redemption of Shares, at average cost	$(287,356)	$(584,043)

See notes to financial statements.

iShares® Silver Trust

Notes to Financial Statements (Unaudited)

March 31, 2012

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

The accompanying unaudited financial statements were prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and with the instructions for Form 10-Q and the rules and regulations of the U.S. Securities and Exchange Commission (the “SEC”). In the opinion of management, all material adjustments, consisting only of normal recurring adjustments, considered necessary for a fair statement of the interim period financial statements have been made. Interim period results are not necessarily indicative of results for a full-year period. These financial statements and the notes thereto should be read in conjunction with the Trust’s financial statements included in its Annual Report on Form 10-K for the year ended December 31, 2011 as filed with the SEC on February 29, 2012.

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

The following table summarizes activity in silver bullion for the three months ended March 31, 2012 (all balances in 000’s):

	Ounces	Average Cost	Fair Value	Realized Gain (Loss)
Beginning balance	308,833.3	$7,191,460	$8,702,922	$—
Silver contributed	15,061.0	516,557	516,557	—
Silver distributed	(12,194.2)	(287,356)	(393,309)	105,953
Silver sold	(378.0)	(8,872)	(12,165)	3,293
Adjustment for realized gain	—	—	109,246	—
Adjustment for unrealized gain on silver bullion	—	—	1,172,922	—

Ending balance	311,322.1	$7,411,789	$10,096,173	$109,246

The following table summarizes activity in silver bullion for the year ended December 31, 2011 (all balances in 000’s):

	Ounces	Average Cost	Fair Value	Realized Gain (Loss)
Beginning balance	351,136.8	$5,650,138	$10,755,319	$—
Silver contributed	139,996.4	5,175,079	5,175,079	—
Silver distributed	(180,659.8)	(3,600,654)	(6,703,559)	3,102,905
Silver sold	(1,640.1)	(33,103)	(57,898)	24,795
Adjustment for realized gain	—	—	3,127,700	—
Adjustment for unrealized loss on silver bullion	—	—	(3,593,719)	—

Ending balance	308,833.3	$7,191,460	$8,702,922	$3,127,700

C.	Redeemable Capital Shares

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

Activity in redeemable capital Shares was as follows (all balances in 000’s):

	Three Months Ended March 31, 2012		Year Ended December 31, 2011
	Shares	Amount	Shares	Amount
Beginning balance	317,500	$8,698,880	359,200	$10,750,994
Shares issued	15,500	516,557	143,550	5,175,079
Shares redeemed	(12,550)	(393,309)	(185,250)	(6,703,559)
Redemption value adjustment	—	1,269,645	—	(523,634)

Ending balance	320,450	$10,091,773	317,500	$8,698,880

D.	Federal Income Taxes

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

7 - Subsequent Events

In connection with the preparation of the financial statements of the Trust as of and for the period ended March 31, 2012, management has evaluated the impact of all subsequent events through the date the financial statements were issued and has determined that there were no subsequent events requiring adjustment or disclosure in the financial statements.

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

Results of Operations

The Quarter Ended March 31, 2012

The Trust’s net asset value grew from $8,698,880,266 at December 31, 2011 to $10,091,773,011 at March 31, 2012, a 16.01% increase. The increase in the Trust’s net asset value resulted primarily from an increase in the London Fix price, which rose 15.08% from $28.18 at December 31, 2011 to $32.43 at March 31, 2012. Net asset value also increased due to an increase in outstanding Shares, which rose from 317,500,000 Shares at December 31, 2011 to 320,450,000 Shares at March 31, 2012, a consequence of 15,500,000 Shares (310 Baskets) being created and 12,550,000 Shares (251 Baskets) being redeemed during the quarter.

The 14.93% increase in the Trust’s net asset value per Share from $27.40 at December 31, 2011 to $31.49 at March 31, 2012 is directly related to the 15.08% increase in the London Fix price.

The Trust’s net asset value per Share increased slightly less than the price of silver on a percentage basis due to the Sponsor’s fees, which were $12,522,960 for the quarter, or 0.12% of the Trust’s average weighted assets of $10,088,115,977 during the quarter. The net asset value per Share of $36.17 on February 29, 2012 was the highest during the quarter, compared with a low during the quarter of $27.98 on January 3, 2012. The net asset value of the Trust is obtained by subtracting the Trust’s expenses and liabilities on any day from the value of the silver owned by the Trust on that day; the net asset value per Share is obtained by dividing the net asset value of the Trust on a given day by the number of Shares outstanding on that day.

Net income for the quarter ended March 31, 2012 was $96,722,951, resulting from a net gain of $3,292,738 on the sales of silver to pay expenses, a net gain of $105,953,173 on silver distributed for the redemption of Shares, offset by Sponsor’s fees of $12,522,960. Other than the Sponsor’s fees, the Trust had no expenses during the quarter.

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

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

There have been no material changes to the Risk Factors last reported under Part I, Item 1A of the registrant’s Annual Report on Form 10-K for the year ended December 31, 2011, filed with the Securities and Exchange Commission on February 29, 2012.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

a)	None.

b)	Not applicable.

c)	12,550,000 Shares (251 Baskets) were redeemed during the quarter ended March 31, 2012.

Period	Total Number of Shares Redeemed	Average Ounces of Silver Per Share
01/01/12 to 01/31/12	3,000,000	0.9722
02/01/12 to 02/29/12	4,500,000	0.9717
03/01/12 to 03/31/12	5,050,000	0.9712

Total	12,550,000	0.9716

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

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

Date: May 9, 2012

/s/ Jack Gee
Jack Gee
Chief Operating Officer and Chief Financial Officer
(Principal financial and accounting officer)

Date: May 9, 2012

*	The registrant is a trust and the persons are signing in their capacities as officers of BlackRock Asset Management International Inc., the Sponsor of the registrant.