Form 10-Q
period 2012-06-30
iShares Silver Trust
filed 2012-08-08
CIK 1330568

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2012

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

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

iShares® Silver Trust

Balance Sheets

At June 30, 2012 (Unaudited) and December 31, 2011

	June 30,	December 31,
(Dollar amounts in $000’s)	2012	2011
ASSETS
Current assets
Silver bullion inventory (fair value of $8,550,971 and $8,702,922, respectively)	$7,662,933	$7,191,460
Payable for capital Shares redeemed	(42,133)	—

TOTAL ASSETS	$7,620,800	$7,191,460

LIABILITIES, REDEEMABLE CAPITAL SHARES AND SHAREHOLDERS’ EQUITY (DEFICIT)
Current liabilities
Sponsor’s fees payable	$3,586	$4,042

Total liabilities	3,586	4,042

Commitments and contingent liabilities (Note 5)	—	—
Redeemable capital Shares, no par value, unlimited amount authorized (at redemption value) – 325,450,000 issued and outstanding at June 30, 2012 and 317,500,000 issued and outstanding at December 31, 2011	8,547,385	8,698,880
Shareholders’ equity (deficit)	(930,171)	(1,511,462)

TOTAL LIABILITIES, REDEEMABLE CAPITAL SHARES AND SHAREHOLDERS’ EQUITY (DEFICIT)	$7,620,800	$7,191,460

See notes to financial statements.

iShares® Silver Trust

Income Statements (Unaudited)

For the three and six months ended June 30, 2012 and 2011

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollar amounts in $000’s, except for per Share amounts)	2012	2011	2012	2011
Revenue
Proceeds from sales of silver to pay expenses	$12,165	$16,864	$24,330	$29,286
Cost of silver sold to pay expenses	(9,638)	(8,263)	(18,510)	(14,915)

Gain on sales of silver to pay expenses	2,527	8,601	5,820	14,371
Gain on silver distributed for the redemption of Shares	100,788	1,962,478	206,741	2,435,610

Total gain on sales and distributions of silver	103,315	1,971,079	212,561	2,449,981
Expenses
Sponsor’s fees	(11,351)	(16,169)	(23,874)	(29,581)

Total expenses	(11,351)	(16,169)	(23,874)	(29,581)

NET INCOME	$91,964	$1,954,910	$188,687	$2,420,400

Net income per Share	$0.29	$5.71	$0.59	$6.97
Weighted-average Shares outstanding	319,712,637	342,251,099	319,389,835	347,138,122

See notes to financial statements.

iShares® Silver Trust

Statements of Changes in Shareholders’ Equity (Deficit)

For the six months ended June 30, 2012 (Unaudited)

and the year ended December 31, 2011

	Six Months Ended	Year Ended
(Dollar amounts in $000’s)	June 30, 2012	December 31, 2011
Shareholders’ equity (deficit) – beginning of period	$(1,511,462)	$(5,105,181)
Net income	188,687	3,070,085
Adjustment of redeemable capital Shares to redemption value	392,604	523,634

Shareholders’ equity (deficit) – end of period	$(930,171)	$(1,511,462)

See notes to financial statements.

iShares® Silver Trust

Statements of Cash Flows (Unaudited)

For the six months ended June 30, 2012 and 2011

	Six Months Ended June 30,
(Dollar amounts in $000’s)	2012	2011
CASH FLOWS FROM OPERATING ACTIVITIES:
Proceeds from sales of silver	$24,330	$29,286
Expenses – Sponsor’s fees paid	(24,330)	(29,286)

Net cash provided by operating activities	—	—

Increase (decrease) in cash	—	—
Cash, beginning of period	—	—

Cash, end of period	$—	$—

RECONCILIATION OF NET INCOME TO NET CASH PROVIDED BY OPERATING ACTIVITIES:
Net income	$188,687	$2,420,400
Adjustments to reconcile net income to net cash provided by operating activities:
Gain on silver distributed for the redemption of Shares	(206,741)	(2,435,610)
Cost of silver sold to pay expenses	18,510	14,915
Increase (decrease) in Sponsor’s fees payable	(456)	295

Net cash provided by operating activities	$—	$—

Supplemental disclosure of non-cash information:
Carrying value of silver received for creation of Shares	$1,131,277	$3,174,587
Carrying value of silver distributed for redemption of Shares, at average cost	$(683,427)	$(2,468,315)

See notes to financial statements.

iShares® Silver Trust

Notes to Financial Statements (Unaudited)

June 30, 2012

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

The following table summarizes activity in silver bullion for the three months ended June 30, 2012 (all balances in 000’s):

	Ounces	Average Cost	Fair Value	Realized Gain (Loss)
Beginning balance	311,322.1	$7,411,789	$10,096,173	$—
Silver contributed	21,396.8	614,720	614,720	—
Silver distributed	(16,548.6)	(396,071)	(496,859)	100,788
Silver sold	(403.3)	(9,638)	(12,165)	2,527
Adjustment for realized gain	—	—	103,315	—
Adjustment for unrealized loss on silver bullion	—	—	(1,754,213)	—

Ending balance	315,767.0	$7,620,800	$8,550,971	$103,315

The following table summarizes activity in silver bullion for the six months ended June 30, 2012 (all balances in 000’s):

	Ounces	Average Cost	Fair Value	Realized Gain (Loss)
Beginning balance	308,833.3	$7,191,460	$8,702,922	$—
Silver contributed	36,457.8	1,131,277	1,131,277	—
Silver distributed	(28,742.8)	(683,427)	(890,168)	206,741
Silver sold	(781.3)	(18,510)	(24,330)	5,820
Adjustment for realized gain	—	—	212,561	—
Adjustment for unrealized loss on silver bullion	—	—	(581,291)	—

Ending balance	315,767.0	$7,620,800	$8,550,971	$212,561

C.	Redeemable Capital Shares

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

Activity in redeemable capital Shares was as follows (all balances in 000’s):

	Three Months Ended		Six Months Ended
	June 30, 2012		June 30, 2012
	Shares	Amount	Shares	Amount
Beginning balance	320,450	$10,091,773	317,500	$8,698,880
Shares issued	22,050	614,720	37,550	1,131,277
Shares redeemed	(17,050)	(496,859)	(29,600)	(890,168)
Redemption value adjustment	—	(1,662,249)	—	(392,604)

Ending balance	325,450	$8,547,385	325,450	$8,547,385

D.	Federal Income Taxes

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

7 - Subsequent Events

In connection with the preparation of the financial statements of the Trust as of and for the period ended June 30, 2012, management has evaluated the impact of all subsequent events through the date the financial statements were issued and has determined that there were no subsequent events requiring adjustment or disclosure in the financial statements.

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

Results of Operations

The Quarter Ended June 30, 2012

The Trust’s net asset value fell from $10,091,773,011 at March 31, 2012 to $8,547,384,787 at June 30, 2012, a 15.30% decrease. The decrease in the Trust’s net asset value resulted primarily from a decrease in the London Fix price, which fell 16.50% from $32.43 at March 31, 2012 to $27.08 at June 30, 2012. The decrease in the Trust’s net assets was partially offset by an increase in outstanding Shares, which rose from 320,450,000 Shares at March 31, 2012 to 325,450,000 Shares at June 30, 2012, a consequence of 22,050,000 Shares (441 Baskets) being created and 17,050,000 Shares (341 Baskets) being redeemed during the quarter.

The 16.61% decline in the Trust’s net asset value per Share from $31.49 at March 31, 2012 to $26.26 at June 30, 2012 is directly related to the 16.50% decrease in the London Fix price.

The Trust’s net asset value per Share decreased slightly more than the price of silver on a percentage basis due to the Sponsor’s fees, which were $11,351,441 for the quarter, or 0.12% of the Trust’s average weighted assets of $9,114,153,735 during the quarter. The net asset value per Share of $32.02 on April 3, 2012 was the highest during the quarter, compared with a low during the quarter of $25.92 on June 25, 2012. The net asset value of the Trust is obtained by subtracting the Trust’s expenses and liabilities on any day from the value of the silver owned by the Trust on that day; the net asset value per Share is obtained by dividing the net asset value of the Trust on a given day by the number of Shares outstanding on that day.

Net income for the quarter ended June 30, 2012 was $91,963,572, resulting from a net gain of $2,527,272 on the sales of silver to pay expenses and a net gain of $100,787,741 on silver distributed for the redemption of Shares, offset by Sponsor’s fees of $11,351,441. Other than the Sponsor’s fees, the Trust had no expenses during the quarter.

The Six Months Ended June 30, 2012

The Trust’s net asset value fell from $8,698,880,266 at December 31, 2011 to $8,547,384,787 at June 30, 2012, a 1.74% decrease. The decrease in the Trust’s net asset value resulted primarily from a decrease in London Fix Price, which fell 3.90% from $28.18 at December 31, 2011 to $27.08 at June 30, 2012. The decrease in the Trust’s net assets was partially offset by an increase in outstanding Shares, which increased from 317,500,000 Shares at December 31, 2011 to 325,450,000 Shares at June 30, 2012, a consequence of 37,550,000 Shares (751 Baskets) being created and 29,600,000 Shares (592 Baskets) being redeemed during the period.

The 4.16% decline in the Trust’s net asset value per Share from $27.40 at December 31, 2011 to $26.26 at June 30, 2012 is directly related to the 3.90% decrease in the London Fix price.

The Trust’s net asset value per Share decreased slightly more than the price of silver on a percentage basis due to the Sponsor’s fees, which were $23,874,401 for the period, or 0.25% of the Trust’s average weighted assets of $9,601,134,856 during the period. The net asset value per Share of $36.17 on February 29, 2012 was the highest during the period, compared with a low during the period of $25.92 on June 25, 2012. The net asset value of the Trust is obtained by subtracting the Trust’s expenses and liabilities on any day from the value of the silver owned by the Trust on that day; the net asset value per Share is obtained by dividing the net asset value of the Trust on a given day by the number of Shares outstanding on that day.

Net income for the six months ended June 30, 2012 was $188,686,523, resulting from a net gain of $5,820,010 on the sales of silver to pay expenses and a net gain of $206,740,914 on silver distributed for the redemption of Shares, offset by Sponsor’s fees of $23,874,401. Other than the Sponsor’s fees, the Trust had no expenses during the period.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

a)	None.

b)	Not applicable.

c)	17,050,000 Shares (341 Baskets) were redeemed during the quarter ended June 30, 2012.

Period	Total Number of Shares Redeemed	Average Ounces of Silver Per Share
04/01/12 to 04/30/12	7,200,000	0.9709
05/01/12 to 05/31/12	7,050,000	0.9705
06/01/12 to 06/30/12	2,800,000	0.9700

Total	17,050,000	0.9706

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit No.	Description
4.1	Depositary Trust Agreement is incorporated by reference to Exhibit 4.1 filed with Registration Statement No. 333-156506 on December 30, 2008

4.2	First Amendment to Depositary Trust Agreement is incorporated by reference to Exhibit 4.1 filed with Current Report on Form 8-K on December 2, 2009

4.3	Standard Terms for Authorized Participant Agreements is incorporated by reference to Exhibit 4.2 filed with Registration Statement No. 333-156506 on December 30, 2008

10.1	Custodian Agreement is incorporated by reference to Exhibit 10.1 filed with Registration Statement No. 333-156506 on December 30, 2008

10.2	Sub-license Agreement is incorporated by reference to Exhibit 10.2 filed with Registration Statement No. 333-156506 on December 30, 2008

10.3	Amendment No. 1 to Custodian Agreement is incorporated by reference to Exhibit 10.3 filed with Registration Statement No. 333-137621 on September 27, 2006

10.4	Second Amendment to Custodian Agreement is incorporated by reference to Exhibit 10.1 filed with Current Report on Form 8-K on February 10, 2010

10.5	Third Amendment to Custodian Agreement is incorporated by reference to Exhibit 10.5 filed with Registration Statement No. 333-170492 on November 9, 2010

10.6	Fourth Amendment to Custodian Agreement is incorporated by reference to Exhibit 10.1 filed with Current Report on Form 8-K on February 14, 2012

31.1	Certification by Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification by Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification by Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification by Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

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

Date: August 8, 2012

/s/ Jack Gee
Jack Gee
Chief Operating Officer and Chief Financial Officer
(Principal financial and accounting officer)

Date: August 8, 2012

*	The registrant is a trust and the persons are signing in their capacities as officers of BlackRock Asset Management International Inc., the Sponsor of the registrant.