Form 10-Q
period 2012-09-30
iShares Silver Trust
filed 2012-11-08
CIK 1330568

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2012

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

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

iShares® Silver Trust

Balance Sheets

At September 30, 2012 (Unaudited) and December 31, 2011

	September 30,	December 31,
(Dollar amounts in $000’s)	2012	2011
ASSETS
Current assets
Silver bullion inventory (fair value of $11,072,456 and $8,702,922, respectively)	$7,968,465	$7,191,460
Payable for capital Shares redeemed	(95,597)	—
Receivable for capital Shares sold	15,105	—

TOTAL ASSETS	$7,887,973	$7,191,460

LIABILITIES, REDEEMABLE CAPITAL SHARES AND SHAREHOLDERS’ EQUITY (DEFICIT)
Current liabilities
Sponsor’s fees payable	$4,318	$4,042

Total liabilities	4,318	4,042

Commitments and contingent liabilities (Note 5)	—	—
Redeemable capital Shares, no par value, unlimited amount authorized (at redemption value) – 329,750,000 issued and outstanding at September 30, 2012 and 317,500,000 issued and outstanding at December 31, 2011	11,068,138	8,698,880
Shareholders’ equity (deficit)	(3,184,483)	(1,511,462)

TOTAL LIABILITIES, REDEEMABLE CAPITAL SHARES AND SHAREHOLDERS’ EQUITY (DEFICIT)	$7,887,973	$7,191,460

See notes to financial statements.

iShares® Silver Trust

Income Statements (Unaudited)

For the three and nine months ended September 30, 2012 and 2011

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollar amounts in $000’s, except for per Share amounts)	2012	2011	2012	2011
Revenue
Proceeds from sales of silver to pay expenses	$10,993	$14,983	$35,323	$44,269
Cost of silver sold to pay expenses	(9,179)	(8,448)	(27,689)	(23,363)

Gain on sales of silver to pay expenses	1,814	6,535	7,634	20,906
Gain on silver distributed for the redemption of Shares	112,130	486,613	318,871	2,922,223

Total gain on sales and distributions of silver	113,944	493,148	326,505	2,943,129
Expenses
Sponsor’s fees	(11,725)	(15,427)	(35,599)	(45,008)

Total expenses	(11,725)	(15,427)	(35,599)	(45,008)

NET INCOME	$102,219	$477,721	$290,906	$2,898,121

Net income per Share	$0.32	$1.48	$0.91	$8.55
Weighted-average Shares outstanding	323,750,000	323,457,609	320,820,985	339,157,875

See notes to financial statements.

iShares® Silver Trust

Statements of Changes in Shareholders’ Equity (Deficit)

For the nine months ended September 30, 2012 (Unaudited)

and the year ended December 31, 2011

	Nine Months Ended	Year Ended
(Dollar amounts in $000’s)	September 30, 2012	December 31, 2011
Shareholders’ equity (deficit) – beginning of period	$(1,511,462)	$(5,105,181)
Net income	290,906	3,070,085
Adjustment of redeemable capital Shares to redemption value	(1,963,927)	523,634

Shareholders’ equity (deficit) – end of period	$(3,184,483)	$(1,511,462)

See notes to financial statements.

iShares® Silver Trust

Statements of Cash Flows (Unaudited)

For the nine months ended September 30, 2012 and 2011

	Nine Months Ended September 30,
(Dollar amounts in $000’s)	2012	2011
CASH FLOWS FROM OPERATING ACTIVITIES:
Proceeds from sales of silver	$35,323	$44,269
Expenses – Sponsor’s fees paid	(35,323)	(44,269)

Net cash provided by operating activities	—	—

Increase (decrease) in cash	—	—
Cash, beginning of period	—	—

Cash, end of period	$—	$—

RECONCILIATION OF NET INCOME TO NET CASH PROVIDED BY OPERATING ACTIVITIES:
Net income	$290,906	$2,898,121
Adjustments to reconcile net income to net cash provided by operating activities:
Gain on silver distributed for the redemption of Shares	(318,871)	(2,922,223)
Cost of silver sold to pay expenses	27,689	23,363
Increase in Sponsor’s fees payable	276	739

Net cash provided by operating activities	$—	$—

Supplemental disclosure of non-cash information:
Carrying value of silver received for creation of Shares	$1,906,843	$4,870,066
Carrying value of silver distributed for redemption of Shares, at average cost	$(1,182,641)	$(3,104,397)

See notes to financial statements.

iShares® Silver Trust

Notes to Financial Statements (Unaudited)

September 30, 2012

1 - Organization

The iShares® Silver Trust (the “Trust”) was organized on April 21, 2006 as a New York trust. The trustee is The Bank of New York Mellon (the “Trustee”), which is responsible for the day to day administration of the Trust. As of the date of this filing, the Trust’s sponsor is BlackRock Asset Management International Inc. (the “Sponsor”), a Delaware corporation; however, on September 14, 2012, the Trust announced that, subject to certain conditions, it expects iShares Delaware Trust Sponsor LLC, a Delaware limited liability company, to become sponsor of the Trust. The Trust is governed by the Depositary Trust Agreement (the “Trust Agreement”) executed at the time of organization of the Trust by the Trustee and the Sponsor. The Trust issues units of beneficial interest (or “Shares”) representing fractional undivided beneficial interests in its net assets.

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

The following table summarizes activity in silver bullion for the three months ended September 30, 2012 (all balances in 000’s):

	Ounces	Average Cost	Fair Value	Realized Gain (Loss)
Beginning balance	315,767.0	$7,620,800	$8,550,971	$—
Silver contributed	24,712.0	775,566	775,566	—
Silver distributed	(20,548.7)	(499,214)	(611,344)	112,130
Silver sold	(378.9)	(9,179)	(10,993)	1,814
Adjustment for realized gain	—	—	113,944	—
Adjustment for unrealized gain on silver bullion	—	—	2,254,312	—

Ending balance	319,551.4	$7,887,973	$11,072,456	$113,944

The following table summarizes activity in silver bullion for the nine months ended September 30, 2012 (all balances in 000’s):

	Ounces	Average Cost	Fair Value	Realized Gain (Loss)
Beginning balance	308,833.3	$7,191,460	$8,702,922	$—
Silver contributed	61,169.8	1,906,843	1,906,843	—
Silver distributed	(49,291.5)	(1,182,641)	(1,501,512)	318,871
Silver sold	(1,160.2)	(27,689)	(35,323)	7,634
Adjustment for realized gain	—	—	326,505	—
Adjustment for unrealized gain on silver bullion	—	—	1,673,021	—

Ending balance	319,551.4	$7,887,973	$11,072,456	$326,505

C.	Redeemable Capital Shares

Shares of the Trust are classified as “redeemable” for balance sheet purposes, since they are subject to redemption. Trust Shares are issued and redeemed continuously in aggregations of 50,000 Shares in exchange for silver bullion rather than cash. Individual investors cannot purchase or redeem Shares in direct transactions with the Trust. The Trust only transacts with registered broker-dealers that are eligible to settle securities transactions through the book-entry facilities of the Depository Trust Company and that have entered into a contractual arrangement with the Trust and the Sponsor governing, among other matters, the creation and redemption of Shares (such broker-dealers, the “Authorized Participants”). Holders of Shares of the Trust may redeem their Shares at any time acting through an Authorized Participant and in the prescribed aggregations of 50,000 Shares; provided, that redemptions of Shares may be suspended during any period while regular trading on NYSE Arca, Inc. (“NYSE Arca”) is suspended or restricted, or in which an emergency exists as a result of which delivery, disposal or evaluation of silver is not reasonably practicable.

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

Activity in redeemable capital Shares was as follows (all balances in 000’s):

	Three Months Ended				Nine Months Ended
	September 30, 2012				September 30, 2012
	Shares		Amount		Shares	Amount
Beginning balance	325,450		$8,547,385		317,500	$8,698,880
Shares issued	25,500		775,566		63,050	1,906,843
Shares redeemed	(21,200	)(a)	(611,344	)(a)	(50,800)	(1,501,512)
Redemption value adjustment	—		2,356,531	(a)	—	1,963,927

Ending balance	329,750		$11,068,138		329,750	$11,068,138

(a)	Included in the amounts for the three months ended September 30, 2012 are out of period adjustments related to redemptions for 4,500 Shares (in 000’s) that occurred on June 29, 2012 and were not reported in the three and six months ended June 30, 2012. The redemptions aggregated to $118,186 (in 000’s) and generated gains of $12,856 (in 000’s) from the silver distributed.

D.	Federal Income Taxes

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

7 - Subsequent Events

In connection with the preparation of the financial statements of the Trust as of and for the period ended September 30, 2012, management has evaluated the impact of all subsequent events through the date the financial statements were issued and has determined that there were no subsequent events requiring adjustment or disclosure in the financial statements.

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

The Trust is a passive investment vehicle and the objective of the Trust is for the value of each Share to approximately reflect, at any given time, the price of silver owned by the Trust less the Trust’s expenses and liabilities divided by the number of outstanding Shares. The Trust does not engage in any activities designed to obtain a profit from, or ameliorate losses caused by, changes in the price of silver.

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

Valuation of Silver; Computation of Net Asset Value

On each business day, as soon as practicable after 4:00 p.m. (New York time), the Trustee evaluates the silver held by the Trust and determines the net asset value of the Trust and the net asset value per Share. The Trustee values the silver held by the Trust using the announced price for an ounce of silver set each working day by three market making members of The London Bullion Market Association (“London Fix”). Having valued the silver held by the Trust, the Trustee then subtracts all accrued fees (other than the fees to be computed by reference to the value of the Trust or its assets), expenses and other liabilities of the Trust from the value of the silver and other assets of the Trust. The result is the adjusted net asset value of the Trust, which is used to compute all fees (including the Sponsor’s fee), which are calculated based on the value of the Trust’s assets. To determine the net asset value of the Trust, the Trustee subtracts from the adjusted net asset value of the Trust the amount of accrued fees computed from the value of the Trust’s assets. The Trustee also computes the net asset value per Share, by dividing the net asset value of the Trust by the number of Shares outstanding on the date the computation is made.

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

Results of Operations

The Quarter Ended September 30, 2012

The Trust’s net asset value grew from $8,547,384,787 at June 30, 2012 to $11,068,137,669 at September 30, 2012, a 29.49% increase. The increase in the Trust’s net asset value resulted primarily from an increase in the London Fix price, which rose 27.95% from $27.08 at June 30, 2012 to $34.65 at September 30, 2012. The Trust’s net asset value also benefited from an increase in outstanding Shares, which rose from 325,450,000 Shares at June 30, 2012 to 329,750,000 Shares at September 30, 2012, a consequence of 25,500,000 Shares (510 Baskets) being created and 21,200,000 Shares (424 Baskets) being redeemed during the quarter.

The 27.84% rise in the Trust’s net asset value per Share from $26.26 at June 30, 2012 to $33.57 at September 30, 2012 is directly related to the 27.95% increase in the London Fix price.

The Trust’s net asset value per Share increased slightly less than the price of silver on a percentage basis due to the Sponsor’s fees, which were $11,725,034 for the quarter, or 0.13% of the Trust’s average weighted assets of $9,356,747,334 during the quarter. The net asset value per Share of $33.63 on September 14, 2012 was the highest during the quarter, compared with a low during the quarter of $25.86 on July 12, 2012. The net asset value of the Trust is obtained by subtracting the Trust’s expenses and liabilities on any day from the value of the silver owned by the Trust on that day; the net asset value per Share is obtained by dividing the net asset value of the Trust on a given day by the number of Shares outstanding on that day.

Net income for the quarter ended September 30, 2012 was $102,219,235, resulting from a net gain of $1,814,467 on the sales of silver to pay expenses and a net gain of $112,129,802 on silver distributed for the redemption of Shares, offset by Sponsor’s fees of $11,725,034. Other than the Sponsor’s fees, the Trust had no expenses during the quarter.

The Nine Months Ended September 30, 2012

The Trust’s net asset value grew from $8,698,880,266 at December 31, 2011 to $11,068,137,669 at September 30, 2012, a 27.24% increase. The increase in the Trust’s net asset value resulted primarily from an increase in the London Fix Price, which rose 22.96% from $28.18 at December 31, 2011 to $34.65 at September 30, 2012. The Trust’s net asset value also benefited from an increase in outstanding Shares, which rose from 317,500,000 Shares at December 31, 2011 to 329,750,000 Shares at September 30, 2012, a consequence of 63,050,000 Shares (1,261 Baskets) being created and 50,800,000 Shares (1,016 Baskets) being redeemed during the period.

The 22.52% rise in the Trust’s net asset value per Share from $27.40 at December 31, 2011 to $33.57 at September 30, 2012 is directly related to the 22.96% increase in the London Fix price.

The Trust’s net asset value per Share increased slightly less than the price of silver on a percentage basis due to the Sponsor’s fees, which were $35,599,435 for the period, or 0.37% of the Trust’s average weighted assets of $9,519,077,732 during the period. The net asset value per Share of $36.17 on February 29, 2012 was the highest during the period, compared with a low during the period of $25.86 on July 12, 2012. The net asset value of the Trust is obtained by subtracting the Trust’s expenses and liabilities on any day from the value of the silver owned by the Trust on that day; the net asset value per Share is obtained by dividing the net asset value of the Trust on a given day by the number of Shares outstanding on that day.

Net income for the nine months ended September 30, 2012 was $290,905,758, resulting from a net gain of $7,634,477 on the sales of silver to pay expenses and a net gain of $318,870,716 on silver distributed for the redemption of Shares, offset by Sponsor’s fees of $35,599,435. Other than the Sponsor’s fees, the Trust had no expenses during the period.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

a)	None.

b)	Not applicable.

c)	21,200,000 Shares (424 Baskets) were redeemed during the quarter ended September 30, 2012.

Period	Total Number of Shares Redeemed	Average Ounces of Silver Per Share
07/01/12 to 07/31/12	7,900,000	0.9697
08/01/12 to 08/31/12	7,200,000	0.9692
09/01/12 to 09/30/12	6,100,000	0.9688

Total	21,200,000	0.9693

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

Date: November 8, 2012

/s/ Jack Gee
Jack Gee
Chief Operating Officer and Chief Financial Officer
(Principal financial and accounting officer)

Date: November 8, 2012

*	The registrant is a trust and the persons are signing in their capacities as officers of BlackRock Asset Management International Inc., the Sponsor of the registrant.