Form 10-K
period 2012-12-31
iShares Silver Trust
filed 2013-02-28
CIK 1330568

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2012

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from              to

Commission file number: 001-32863

iShares® Silver Trust

(Exact name of registrant as specified in its charter)

New York	13-7474456
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

c/o iShares® Delaware Trust Sponsor LLC

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

As of June 30, 2012 the aggregate market value of the shares held by non-affiliates was approximately $8,673,242,500.

DOCUMENTS INCORPORATED BY REFERENCE:

None

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

The sponsor of the Trust is iShares® Delaware Trust Sponsor LLC (the “Sponsor”), a Delaware limited liability company and an indirect subsidiary of BlackRock, Inc. Prior to November 16, 2012, BlackRock Asset Management International Inc. was the sponsor of the Trust. The trustee of the Trust is The Bank of New York Mellon (the “Trustee”) and the custodian of the Trust is JPMorgan Chase Bank N.A., London branch (the “Custodian”). The agreement between the Trust and the Custodian is governed by English law. The Trust does not have any officers, directors or employees.

The Trust’s net asset value grew from $8,698,880,266 at December 31, 2011 to $9,706,654,098 at December 31, 2012, the Trust’s fiscal year end. Outstanding Shares of the Trust grew from 317,500,000 Shares outstanding at December 31, 2011 to 335,000,000 Shares outstanding at December 31, 2012.

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

Once the value of the silver has been determined, the Trustee subtracts all accrued fees, expenses and other liabilities of the Trust from the total value of the silver and all other assets of the Trust. The resulting figure is the net asset value of the Trust. The Trustee determines the NAV by dividing the net asset value of the Trust by the number of Shares outstanding at the time the computation is made.

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

The Sponsor’s fee is accrued daily at an annualized rate equal to 0.50% of the net asset value of the Trust and is payable monthly in arrears. The Trustee will, when directed by the Sponsor, and, in the absence of such direction, may, in its discretion, sell silver in such quantity and at such times as may be necessary to permit payment of the Sponsor’s fee and of Trust expenses or liabilities not assumed by the Sponsor. The Trustee is authorized to sell silver at such times and in the smallest amounts required to permit such payments as they become due, it being the intention to avoid or minimize the Trust’s holdings of assets other than silver. Accordingly, the amount of silver to be sold will vary from time to time depending on the level of the Trust’s expenses and the market price of silver. The Custodian has agreed to purchase from the Trust, at the request of the Trustee, silver needed to cover Trust expenses at a price equal to the price used by the Trustee to determine the value of the silver held by the Trust on the date of the sale.

The Sponsor earned $48,656,003 for the year ended December 31, 2012.

Deposit of Silver; Issuance of Baskets of Shares

The Trust creates and redeems Shares on a continuous basis but only in Baskets of 50,000 Shares. Only registered broker-dealers who have entered into written agreements with the Sponsor and the Trustee (each, an “Authorized Participant”) can deposit silver and receive Baskets of Shares in exchange. Upon the deposit of the corresponding amount of silver with the Custodian, and the payment of the Trustee’s applicable fee and of any expenses, taxes or charges (such as stamp taxes or stock transfer taxes or fees), the Trustee will deliver the appropriate number of Baskets to the Depository Trust Company account of the depositing Authorized Participant. As of the date of this report, Barclays Capital Inc., Citigroup Global Markets, Inc., Credit Suisse Securities (USA), LLC, Goldman Sachs & Co., Goldman Sachs Execution & Clearing L.P., JP Morgan Securities Inc., Knight Clearing Services LLC, Merrill Lynch Professional Clearing Corp., Newedge Group USA, RBC Capital Markets, LLC, Scotia Capital (USA) Inc., UBS Securities LLC, Virtu Financial BD LLC and Virtu Financial Capital Markets, LLC are the only Authorized Participants. The Sponsor and the Trustee maintain a current list of Authorized Participants. Silver deposited with the Custodian must meet the specifications for weight, dimensions, fineness (or purity), identifying marks and appearance of silver bars as set forth in “The Good Delivery Rules for Gold and Silver Bars” published by the LBMA.

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

Because the Sponsor has assumed what are expected to be most of the Trust’s expenses, and the Sponsor’s fee accrues daily at the same rate (i.e., 1/365th of the net asset value of the Trust multiplied by 0.50%), in the absence of any extraordinary expenses or liabilities, the amount of silver by which the Basket Silver Amount decreases each day is predictable. The Trustee intends to make available on each business day, through the same channels used to disseminate the actual Basket Silver Amount determined by the Trustee as indicated above, an indicative Basket Silver Amount for the next business day. Authorized Participants may use that indicative Basket Silver Amount as guidance regarding the amount of silver that they may expect to have to deposit with the Custodian in respect of purchase orders placed by them on such next business day and accepted by the Trustee. The agreement entered into with each Authorized Participant provides, however, that once a purchase order has been accepted by the Trustee, the Authorized Participant will be required to deposit with the Custodian the Basket Silver Amount determined by the Trustee on the effective date of the purchase order.

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

Taxation of the Trust

The Sponsor and the Trustee will treat the Trust as a “grantor trust” for United States federal income tax purposes. In the opinion of Clifford Chance US LLP, special United States federal income tax counsel to the Sponsor, the Trust will be classified as a “grantor trust” for United States federal income tax purposes. As a result, the Trust itself will not be subject to United States federal income tax. Instead, the Trust’s income and expenses will “flow through” to the Shareholders, and the Trustee will report the Trust’s income, gains, losses and deductions to the Internal Revenue Service (“IRS”) on that basis. The opinion of Clifford Chance US LLP represents only its best legal judgment and is not binding on the IRS or any court. Accordingly, there can be no assurance that the IRS will agree with the conclusions of counsel’s opinion and it is possible that the IRS or another tax authority could assert a position contrary to one or all of those conclusions and that a court could sustain that contrary position. Neither the Sponsor nor the Trustee will request a ruling from the IRS with respect to the classification of the Trust for United States federal income tax purposes. If the IRS were to assert successfully that the Trust is not classified as a “grantor trust,” the Trust would be classified as a partnership for United States federal income tax purposes, which may affect timing and other tax consequences to the Shareholders.

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

Maximum 28% Long-Term Capital Gains Tax Rate for U.S. Shareholders Who Are Individuals

Under current law, gains recognized by individuals from the sale of “collectibles,” including silver, held for more than one year are taxed at a maximum rate of 28%, rather than the current maximum 20% rate applicable to most other long-term capital gains. For these purposes, gain recognized by an individual upon the sale of an interest in a trust that holds collectibles is treated as gain recognized on the sale of collectibles, to the extent that the gain is attributable to unrealized appreciation in value of the collectibles held by the trust. Therefore, any gain recognized by an individual U.S. Shareholder attributable to a sale of Shares held for more than one year, or attributable to the Trust’s sale of any silver which the Shareholder is treated (through its ownership of Shares) as having held for more than one year, generally will be taxed at a maximum rate of 28%. The tax rates for capital gains recognized upon the sale of assets held by an individual U.S. Shareholder for one year or less or by a taxpayer other than an individual United States taxpayer are generally the same as those at which ordinary income is taxed.

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

Shareholders will be required to recognize the full amount of gain or loss upon a sale of silver by the Trust (as discussed above), even though some or all of the proceeds of such sale are used by the Trustee to pay Trust expenses. Shareholders may deduct their respective pro rata shares of each expense incurred by the Trust to the same extent as if they directly incurred the expense. Shareholders who are individuals, estates or trusts, however, may be required to treat some or all of the expenses of the Trust as miscellaneous itemized deductions. Individuals may deduct certain miscellaneous itemized deductions only to the extent they exceed 2% of adjusted gross income. In addition, such deductions may be subject to limitations under applicable provisions of the Code.

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

Investment by Certain Retirement Plans

Section 408(m) of the Code provides that the purchase of a “collectible” as an investment for an individual retirement account (“IRA”), or for a participant-directed account maintained under any plan that is tax-qualified under section 401(a) of the Code, is treated as a taxable distribution from the account to the owner of the IRA, or to the participant for whom the plan account is maintained, of an amount equal to the cost to the account of acquiring the collectible. The Trust has received a private letter ruling from the IRS which provides that the purchase of Shares by an IRA or a participant-directed account maintained under a plan that is tax-qualified under section 401(a) of the Code, will not constitute the acquisition of a collectible or be treated as resulting in a taxable distribution to the IRA owner or plan participant under Code section 408(m). However, in the event any redemption of Shares results in the distribution of silver bullion to an IRA or a participant-directed account maintained under a plan that is tax-qualified under Section 401(a) of the Code, such distribution would constitute the acquisition of a collectible to the extent provided under section 408(m) of the Code. See “ERISA and Related Considerations.”

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

The Trust is a passive investment vehicle. This means that the value of your Shares may be adversely affected by Trust losses that, if the Trust had been actively managed, it might have been possible to avoid.

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

Shares may trade at, above or below their NAV. The NAV will fluctuate with changes in the market value of the Trust’s assets. The trading prices of Shares will fluctuate in accordance with changes in their NAVs as well as market supply and demand. The amount of the discount or premium in the trading price relative to the NAV may be influenced by non-concurrent trading hours between the major silver markets and NYSE Arca. While the Shares will trade on NYSE Arca until 4:00 p.m. (New York time), liquidity in the market for silver will be reduced after the close of the major world silver markets, including London, Zurich and COMEX. As a result, during this time, trading spreads, and the resulting premium or discount on Shares, may widen.

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

In the event that one or more Authorized Participants that have substantial interests in Shares withdraw from participation, the liquidity of the Shares will likely decrease, which could adversely affect the market price of the Shares and result in your incurring a loss on your investment.

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

If the processes of creation and redemption of Shares (which depend on timely transfers of silver to and by the Custodian) encounter any unanticipated difficulties, potential market participants, such as the Authorized Participants and their customers, who would otherwise be willing to purchase or redeem Baskets of Shares to take advantage of any arbitrage opportunity arising from discrepancies between the price of the Shares and the price of the underlying silver may not take the risk that, as a result of those difficulties, they may not be able to realize the profit they expect. If this is the case, the liquidity of the Shares may decline and the price of the Shares may fluctuate independently of the price of silver and may fall or otherwise diverge from NAV. Furthermore, in the event that the London market for physical silver should become relatively illiquid and thereby materially restrict opportunities for arbitraging by delivering silver in return for Baskets of Shares, the Shares price may diverge from the value of physical silver and may fall.

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

In addition, because the Custodian agreement is governed by English law, any rights which the holders of the Shares may have against the Custodian will be different from, and may be more limited than, those that could have been available to them under the laws of a different jurisdiction. The choice of English law to govern the Custodian agreement, however, is not expected to affect any rights that the holders of the Shares may have against the Trust or the Trustee.

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

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

a) On December 4, 2008, the Shares commenced trading on NYSE Arca under the symbol “SLV.” Prior to that, the Shares were traded on the American Stock Exchange, also under the symbol “SLV,” since their initial public offering on April 21, 2006.

For each of the quarters during the fiscal years ended December 31, 2012 and 2011, the high and low sale prices of the Shares as reported for NYSE Arca transactions were as follows:

	Years Ended December 31,
	2012		2011
	High	Low	High	Low
First Quarter	$35.83	$27.91	$36.77	$26.23
Second Quarter	$32.05	$25.63	$47.26	$32.63
Third Quarter	$33.71	$26.06	$42.63	$28.87
Fourth Quarter	$33.93	$28.94	$34.27	$26.27

The number of Shareholders of record of the registrant as of January 31, 2013 was approximately 1,309,221.

b) Not applicable.

c) 13,850,000 Shares (277 Baskets) were redeemed during the fourth quarter of the year ended December 31, 2012.

Period	Total Number of Shares Redeemed	Average Ounces of Silver Per Share
10/01/12 to 10/31/12	3,300,000	0.9685
11/01/12 to 11/30/12	10,550,000	0.9680
12/01/12 to 12/31/12	—	—

Total	13,850,000	0.9682

Item 6. Selected Financial Data.

Financial Highlights (for the years ending December 31, 2012, 2011, 2010, 2009 and 2008)

(Dollar amounts in $000’s, except for per Share amounts)

	December 31,
	2012	2011	2010	2009	2008*
Total assets	$8,135,003	$7,191,460	$5,650,138	$4,210,142	$2,928,317
Total gain (loss) on sales and distributions of silver	$438,796	$3,127,700	$265,706	$22,817	$(17,207)
Net income (loss)	$390,140	$3,070,085	$234,419	$2,739	$(31,561)
Weighted-average Shares outstanding	322,923,770	335,012,740	314,367,671	277,269,041	196,716,940
Net income (loss) per Share	$1.21	$9.16	$0.75	$0.01	$(0.16)
Net cash flows	$—	$—	$—	$—	$—

*	Share and per Share amounts were adjusted to reflect a ten-for-one share split for Shareholders of record as of the close of business on July 21, 2008, payable after the close of trading on July 23, 2008.

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

Introduction

The Trust is a grantor trust formed under the laws of the State of New York. The Trust does not have any officers, directors, or employees, and is administered by the Trustee acting as trustee pursuant to the First Amended and Restated Depositary Trust Agreement (as amended, the “Trust Agreement”) between the Trustee and the Sponsor. The Trust issues Shares representing fractional undivided beneficial interests in its net assets. The assets of the Trust consist primarily of silver bullion held by a custodian, as an agent of the Trust responsible only to the Trustee.

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

Valuation of Silver; Computation of Net Asset Value

On each business day, as soon as practicable after 4:00 p.m. (New York time), the Trustee evaluates the silver held by the Trust and determines the net asset value of the Trust and the NAV. The Trustee values the silver on the basis of that day’s announced London Fix. Having valued the silver held by the Trust, the Trustee then subtracts all accrued fees, expenses and other liabilities of the Trust from the value of the silver and other assets of the Trust. The result is the net asset value of the Trust. The Trustee also computes the net asset value per Share, by dividing the net asset value of the Trust by the number of Shares outstanding on the date the computation is made.

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

The following chart shows the daily London Fix for the period from December 2007 through December 2012:

Results of Operations

The Year Ended December 31, 2012

The Trust’s net asset value grew from $8,698,880,266 at December 31, 2011 to $9,706,654,098 at December 31, 2012, an 11.59% increase for the year. The increase in the Trust’s net asset value resulted primarily from an increase in the London Fix price, which rose 6.28% from $28.18 at December 31, 2011 to $29.95 at December 31, 2012. The Trust’s net asset value also benefited from an increase in outstanding Shares, which rose from 317,500,000 Shares at December 31, 2011 to 335,000,000 Shares at December 31, 2012, a consequence of 82,150,000 Shares (1,643 Baskets) being created and 64,650,000 Shares (1,293 Baskets) being redeemed during the year.

The 5.77% rise in the Trust’s net asset value per Share from $27.40 at December 31, 2011 to $28.98 at December 31, 2012 is directly related to the 6.28% increase in the London Fix price.

The Trust’s net asset value per Share increased slightly less than the price of silver on a percentage basis due to the Sponsor’s fees, which were $48,656,003 for the year, or 0.50% of the Trust’s average weighted assets of $9,733,795,404 during the year. The net asset value per Share of $36.17 on February 29, 2012 was the highest during the year, compared with a low during the year of $25.86 on July 12, 2012. The net asset value of the Trust is obtained by subtracting the Trust’s expenses and liabilities on any day from the value of the silver owned by the Trust on that day; the net asset value per Share is obtained by dividing the net asset value of the Trust on a given day by the number of Shares outstanding on that day.

Net income for the year ended December 31, 2012 was $390,139,861, resulting from a net gain of $11,020,986 on the sales of silver to pay expenses, and a net gain of $427,774,878 on silver distributed for the redemption of Shares, offset by Sponsor’s fees of $48,656,003. Other than the Sponsor’s fees, the Trust had no expenses during the year ended December 31, 2012.

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

Net income for the year ended December 31, 2011 was $3,070,084,804, resulting from a net gain of $24,795,199 on the sales of silver to pay expenses and a net gain of $3,102,905,058 on silver distributed for the redemption of Shares, offset by Sponsor’s fees of $57,615,453. Other than the Sponsor’s fees, the Trust had no expenses during the year ended December 31, 2011.

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

The Trust’s net asset value per Share increased slightly less than the price of silver on a percentage basis due to the Sponsor’s fees, which were $31,287,009 for the year, or 0.50% of the Trust’s average weighted assets of $6,272,696,238 during the year. The net asset value per Share of $30.00 on December 30, 2010 was the highest during the year, compared with a low of $14.86 on February 8, 2010. The net asset value of the Trust is obtained by subtracting the Trust’s expenses and liabilities on any day from the value of the silver owned by the Trust on that day; the net asset value per Share is obtained by dividing the net asset value of the Trust on a given day by the number of Shares outstanding on that day.

Net income for the year ended December 31, 2010 was $234,419,195, resulting from a net gain of $8,303,205 on the sales of silver to pay expenses and a net gain of $257,402,939 on silver distributed for the redemption of Shares, offset by Sponsor’s fees of $31,287,009. Other than the Sponsor’s fees, the Trust had no expenses during the year ended December 31, 2010.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

Not applicable.

Item 8. Financial Statements and Supplementary Data.

Quarterly Income Statements

(Dollar amounts in $000’s, except for per Share amounts)

	Three Months Ended (Unaudited)				Year Ended December 31, 2012
	March 31, 2012	June 30, 2012	September 30, 2012	December 31, 2012
Revenue
Proceeds from sales of silver to pay expenses	$12,165	$12,165	$10,993	$13,067	$48,390
Cost of silver sold to pay expenses	(8,872)	(9,638)	(9,179)	(9,680)	(37,369)

Gain on sales of silver to pay expenses	3,293	2,527	1,814	3,387	11,021
Gain on silver distributed for the redemption of Shares	105,953	100,788	112,130	108,904	427,775

Total gain on sales and distributions of silver	109,246	103,315	113,944	112,291	438,796
Expenses
Sponsor’s fees	(12,523)	(11,351)	(11,725)	(13,057)	(48,656)

Total expenses	(12,523)	(11,351)	(11,725)	(13,057)	(48,656)

Net income	$96,723	$91,964	$102,219	$99,234	$390,140

Net income per Share	$0.30	$0.29	$0.32	$0.30	$1.21
Weighted-average Shares outstanding	319,067,033	319,712,637	323,750,000	329,186,413	322,923,770

	Three Months Ended (Unaudited)				Year Ended December 31, 2011
	March 31, 2011	June 30, 2011	September 30, 2011	December 31, 2011
Revenue
Proceeds from sales of silver to pay expenses	$12,422	$16,864	$14,983	$13,629	$57,898
Cost of silver sold to pay expenses	(6,652)	(8,263)	(8,448)	(9,740)	(33,103)

Gain on sales of silver to pay expenses	5,770	8,601	6,535	3,889	24,795
Gain on silver distributed for the redemption of Shares	473,132	1,962,478	486,613	180,682	3,102,905

Total gain on sales and distributions of silver	478,902	1,971,079	493,148	184,571	3,127,700
Expenses
Sponsor’s fees	(13,412)	(16,169)	(15,427)	(12,607)	(57,615)

Total expenses	(13,412)	(16,169)	(15,427)	(12,607)	(57,615)

Net income	$465,490	$1,954,910	$477,721	$171,964	$3,070,085

Net income per Share	$1.32	$5.71	$1.48	$0.53	$9.16
Weighted-average Shares outstanding	352,079,444	342,251,099	323,457,609	322,712,500	335,012,740

The financial statements required by Regulation S-X, together with the report of the Trust’s independent registered public accounting firm appear on pages F-1 to F-9 of this Form 10-K.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

There have been no changes in accountants and no disagreements with accountants during the year ended December 31, 2012.

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

The principal executive officer and principal financial officer of the Sponsor assessed the effectiveness of the Trust’s internal control over financial reporting as of December 31, 2012. Their assessment included an evaluation of the design of the Trust’s internal control over financial reporting and testing of the operational effectiveness of its internal control over financial reporting. In making its assessment, the Sponsor’s management has utilized the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in its report entitled Internal Control – Integrated Framework. Based on their assessment and those criteria, the principal executive officer and principal financial officer of the Sponsor concluded that the Trust maintained effective internal control over financial reporting as of December 31, 2012.

The effectiveness of the Trust’s internal control over financial reporting as of December 31, 2012 has been audited by PricewaterhouseCoopers LLP, the independent registered public accounting firm that audited and reported on the financial statements included in this Form 10-K, as stated in their report which is included herein.

Changes in Internal Control over Financial Reporting

There were no changes in the Trust’s internal control over financial reporting that occurred during the Trust’s fourth fiscal quarter of the period covered by this report that have materially affected, or are reasonably likely to materially affect, the Trust’s internal control over financial reporting.

Item 9B. Other Information.

On February 28, 2013, the Sponsor and the Trustee executed the First Amended and Restated Depositary Trust Agreement filed as Exhibit 4.1 to this report to:

i.	consolidate in a single document the original Depositary Trust Agreement and all amendments thereto;

ii.	amend Section 2.3(b) of the Trust Agreement to provide that fractions of an ounce of silver included in the Basket Silver Amount smaller than .1 ounce shall be disregarded, in accordance with standard industry practice;

iii.	amend Sections 4.1 and 4.3 of the Trust Agreement to

(a)	clarify language related to timing of evaluation of create and redeem activity; and

(b)	consistent with standard industry practice, eliminate the requirement that the computation of net asset value and net asset value per share, for the purposes of Section 4.3, be made in compliance with generally accepted accounting principles in the United States; and

iv.	add to Section 5.8 of the Trust Agreement the provision that the computation of the Sponsor’s fee shall be made in the manner instructed by the Sponsor.

The First Amended and Restated Depositary Trust Agreement is effective as of February 28, 2013.

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

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Not applicable.

Item 14. Principal Accounting Fees and Services.

(1) to (4). Fees for services performed by PricewaterhouseCoopers LLP for the years ended December 31, 2012 and 2011 were:

	2012	2011
Audit fees	$111,425	$63,001
Audit-related fees	1,500	1,500
Tax fees	—	—
All other fees	—	—

	$112,925	$64,501

(5) Blackrock Asset Management International Inc., the sponsor of the registrant until November 16, 2012, had no board of directors (and, therefore, no audit committee) and no policies or procedures for the approval of fees to the registrant’s auditors. Following the change of sponsor, the Audit Committee of the Board of Directors of the Sponsor approved, prior to the commencement of the engagement, the engagement of, and compensation to be paid to, PricewaterhouseCoopers LLP as auditors of the registrant.

(6) None of the hours expended on PricewaterhouseCoopers LLP’s engagement to audit the registrant’s financial statements for the year ended December 31, 2012 were attributable to work performed by persons other than the principal accountant’s full-time, permanent employees.

PART IV

Item 15. Exhibits, Financial Statement Schedules.

a)(1) See Index to Financial Statements on Page F-1 for a list of the financial statements being filed as part of this report.

a)(2) Schedules have been omitted since they are either not required, not applicable, or the information has otherwise been included.

a)(3)

Exhibit No.	Description
4.1	First Amended and Restated Depositary Trust Agreement, filed herewith

4.2	Standard Terms for Authorized Participant Agreements is incorporated by reference to Exhibit 4.2 filed with Registration Statement No. 333-156506 on December 30, 2008

10.1	Custodian Agreement is incorporated by reference to Exhibit 10.1 filed with Registration Statement No. 333-156506 on December 30, 2008

10.2	Sub-license Agreement is incorporated by reference to Exhibit 10.2 filed with Registration Statement No. 333-156506 on December 30, 2008

10.3	Amendment No. 1 to Custodian Agreement is incorporated by reference to Exhibit 10.3 filed with Registration Statement No. 333-137621 on September 27, 2006

10.4	Second Amendment to Custodian Agreement is incorporated by reference to Exhibit 10.1 filed with Current Report on Form 8-K on February 10, 2010

10.5	Third Amendment to Custodian Agreement is incorporated by reference to Exhibit 10.5 filed with Registration Statement No. 333-170492 on November 9, 2010

10.6	Fourth Amendment to Custodian Agreement is incorporated by reference to Exhibit 10.1 filed with Current Report on the Form 8-K February 14, 2012

10.7	Assignment, Delegation and Assumption Agreement between BlackRock Asset Management International Inc. and iShares® Delaware Trust Sponsor LLC is incorporated by reference to Exhibit 10.7 filed with Post-Effective Amendment No. 1 to Registration Statement No. 333-184107 on November 16, 2012

23.1	Consent of PricewaterhouseCoopers LLP

31.1	Certification by Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification by Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification by Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification by Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

iShares® Silver Trust

Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Sponsor, Trustee and Shareholders of

iShares® Silver Trust:

In our opinion, the financial statements listed in the accompanying index present fairly, in all material respects, the financial position of iShares® Silver Trust (“the Trust”) at December 31, 2012 and 2011, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2012 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Trust maintained, in all material respects, effective internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Sponsor’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on these financial statements and on the Trust’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

/s/ PricewaterhouseCoopers LLP

San Francisco, California
February 28, 2013

iShares® Silver Trust

Balance Sheets

At December 31, 2012 and 2011

	December 31,
(Dollar amounts in $000’s)	2012	2011
ASSETS
Current assets
Silver bullion inventory (fair value of $9,710,962 and $8,702,922, respectively)	$8,097,335	$7,191,460
Receivable for capital Shares sold	37,668	—

TOTAL ASSETS	$8,135,003	$7,191,460

LIABILITIES, REDEEMABLE CAPITAL SHARES AND SHAREHOLDERS’ EQUITY (DEFICIT)
Current liabilities
Sponsor’s fees payable	$4,308	$4,042

Total liabilities	4,308	4,042

Commitments and contingent liabilities (Note 5)	—	—
Redeemable capital Shares, no par value, unlimited amount authorized (at redemption value) – 335,000,000 issued and outstanding at December 31, 2012 and 317,500,000 issued and outstanding at December 31, 2011	9,706,654	8,698,880
Shareholders’ equity (deficit)	(1,575,959)	(1,511,462)

TOTAL LIABILITIES, REDEEMABLE CAPITAL SHARES AND SHAREHOLDERS’ EQUITY (DEFICIT)	$8,135,003	$7,191,460

See notes to financial statements.

iShares® Silver Trust

Income Statements

For the years ended December 31, 2012, 2011 and 2010

	Years Ended December 31,
(Dollar amounts in $000’s, except for per Share amounts)	2012	2011	2010
Revenue
Proceeds from sales of silver to pay expenses	$48,390	$57,898	$29,257
Cost of silver sold to pay expenses	(37,369)	(33,103)	(20,954)

Gain on sales of silver to pay expenses	11,021	24,795	8,303
Gain on silver distributed for the redemption of Shares	427,775	3,102,905	257,403

Total gain on sales and distributions of silver	438,796	3,127,700	265,706
Expenses
Sponsor’s fees	(48,656)	(57,615)	(31,287)

Total expenses	(48,656)	(57,615)	(31,287)

NET INCOME	$390,140	$3,070,085	$234,419

Net income per Share	$1.21	$9.16	$0.75
Weighted-average Shares outstanding	322,923,770	335,012,740	314,367,671

See notes to financial statements.

iShares® Silver Trust

Statements of Changes in Shareholders’ Equity (Deficit)

For the years ended December 31, 2012, 2011 and 2010

	Years Ended December 31,
(Dollar amounts in $000’s)	2012	2011	2010
Shareholders’ equity (deficit) – beginning of period	$(1,511,462)	$(5,105,181)	$(975,307)
Net income	390,140	3,070,085	234,419
Adjustment of redeemable capital Shares to redemption value	(454,637)	523,634	(4,364,293)

Shareholders’ equity (deficit) – end of period	$(1,575,959)	$(1,511,462)	$(5,105,181)

See notes to financial statements.

iShares® Silver Trust

Statements of Cash Flows

For the years ended December 31, 2012, 2011 and 2010

	Years Ended December 31,
(Dollar amounts in $000’s)	2012	2011	2010
CASH FLOWS FROM OPERATING ACTIVITIES:
Proceeds from sales of silver	$48,390	$57,898	$29,257
Expenses – Sponsor’s fees paid	(48,390)	(57,898)	(29,257)

Net cash provided by operating activities	—	—	—

Increase (decrease) in cash	—	—	—
Cash, beginning of period	—	—	—

Cash, end of period	$—	$—	$—

RECONCILIATION OF NET INCOME TO NET CASH PROVIDED BY OPERATING ACTIVITIES:
Net income	$390,140	$3,070,085	$234,419
Adjustments to reconcile net income to net cash provided by operating activities:
Gain on silver distributed for the redemption of Shares	(427,775)	(3,102,905)	(257,403)
Cost of silver sold to pay expenses	37,369	33,103	20,954
Increase (decrease) in Sponsor’s fees payable	266	(283)	2,030

Net cash provided by operating activities	$—	$—	$—

Supplemental disclosure of non-cash information:
Carrying value of silver received for creation of Shares	$2,496,406	$5,175,079	$2,040,507
Carrying value of silver distributed for redemption of Shares, at average cost	$(1,515,494)	$(3,600,654)	$(579,557)

See notes to financial statements.

iShares® Silver Trust

Notes to Financial Statements

December 31, 2012

1 - Organization

The iShares® Silver Trust (the “Trust”) was organized on April 21, 2006 as a New York trust. The trustee is The Bank of New York Mellon (the “Trustee”), which is responsible for the day to day administration of the Trust. The Trust’s sponsor is iShares® Delaware Trust Sponsor LLC, a Delaware limited liability company (the “Sponsor”). Prior to November 16, 2012, the Trust’s sponsor was BlackRock Asset Management International Inc., a Delaware corporation. The Trust is governed by the First Amended and Restated Depositary Trust Agreement (as amended, the “Trust Agreement”) by the Trustee and the Sponsor. The Trust issues units of beneficial interest (or “Shares”) representing fractional undivided beneficial interests in its net assets.

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

The following table summarizes activity in silver bullion for the years ended December 31, 2012, 2011 and 2010 (all balances in 000’s):

December 31, 2012	Ounces	Average Cost	Fair Value	Realized Gain (Loss)
Beginning balance	308,833.3	$7,191,460	$8,702,922	$—
Silver contributed	79,657.0	2,496,406	2,496,406	—
Silver distributed	(62,700.4)	(1,515,494)	(1,943,269)	427,775
Silver sold	(1,550.8)	(37,369)	(48,390)	11,021
Adjustment for realized gain	—	—	438,796	—
Adjustment for unrealized gain on silver bullion	—	—	64,497	—

Ending balance	324,239.1	$8,135,003	$9,710,962	$438,796

December 31, 2011	Ounces	Average Cost	Fair Value	Realized Gain (Loss)
Beginning balance	351,136.8	$5,650,138	$10,755,319	$—
Silver contributed	139,996.4	5,175,079	5,175,079	—
Silver distributed	(180,659.8)	(3,600,654)	(6,703,559)	3,102,905
Silver sold	(1,640.1)	(33,103)	(57,898)	24,795
Adjustment for realized gain	—	—	3,127,700	—
Adjustment for unrealized loss on silver bullion	—	—	(3,593,719)	—

Ending balance	308,833.3	$7,191,460	$8,702,922	$3,127,700

December 31, 2010	Ounces	Average Cost	Fair Value	Realized Gain (Loss)
Beginning balance	305,206.0	$4,210,142	$5,185,449	$—
Silver contributed	87,675.4	2,040,507	2,040,507	—
Silver distributed	(40,268.3)	(579,557)	(836,960)	257,403
Silver sold	(1,476.3)	(20,954)	(29,257)	8,303
Adjustment for realized gain	—	—	265,706	—
Adjustment for unrealized gain on silver bullion	—	—	4,129,874	—

Ending balance	351,136.8	$5,650,138	$10,755,319	$265,706

C.	Redeemable Capital Shares

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

Activity in redeemable capital Shares for the years ended December 31, 2012, 2011 and 2010 was as follows (all balances in 000’s):

	Years ended December 31,
	2012		2011		2010
	Shares	Amount	Shares	Amount	Shares	Amount
Beginning balance	317,500	$8,698,880	359,200	$10,750,994	310,700	$5,183,154
Shares issued	82,150	2,496,406	143,550	5,175,079	89,600	2,040,507
Shares redeemed	(64,650)	(1,943,269)	(185,250)	(6,703,559)	(41,100)	(836,960)
Redemption value adjustment	—	454,637	—	(523,634)	—	4,364,293

Ending balance	335,000	$9,706,654	317,500	$8,698,880	359,200	$10,750,994

D.	Federal Income Taxes

The Trust is treated as a “grantor trust” for federal income tax purposes and, therefore, no provision for federal income taxes is required. Any interest and gains and losses are deemed “passed through” to the holders of Shares of the Trust.

3 - Trust Expenses

The Trust pays to the Sponsor a Sponsor’s fee that accrues daily at an annualized rate equal to 0.50% of the net asset value of the Trust, paid monthly in arrears. The Sponsor has agreed to assume the following administrative and marketing expenses incurred by the Trust: the Trustee’s fee, the Custodian’s fee, NYSE Arca listing fees, SEC registration fees, printing and mailing costs, audit fees and expenses, and up to $100,000 per annum in legal fees and expenses.

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

iShares® Delaware Trust Sponsor LLC

Sponsor of the iShares® Silver Trust (registrant)

/s/ Patrick J. Dunne
Patrick J. Dunne
Director, President and Chief Executive Officer
(Principal executive officer)

Date: February 28, 2013

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities* and on the dates indicated.

/s/ Patrick J. Dunne
Patrick J. Dunne
Director, President and Chief Executive Officer
(Principal executive officer)

Date: February 28, 2013

/s/ Jack Gee
Jack Gee
Chief Financial Officer
(Principal financial and accounting officer)

Date: February 28, 2013

/s/ Philip J. Jensen
Philip J. Jensen
Director

Date: February 28, 2013

/s/ Peter F. Landini
Peter F. Landini
Director

Date: February 28, 2013

/s/ Kimun Lee
Kimun Lee
Director

Date: February 28, 2013

/s/ Manish Mehta
Manish Mehta
Director

Date: February 28, 2013

*	The registrant is a trust and the persons are signing in their capacities as officers or directors of iShares® Delaware Trust Sponsor LLC, the Sponsor of the registrant.