Form 10-Q
period 2013-03-31
iShares Silver Trust
filed 2013-05-09
CIK 1330568

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2013

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

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

iShares® Silver Trust

Balance Sheets (Unaudited)

At March 31, 2013 and December 31, 2012

(Dollar amounts in $000’s)	March 31, 2013	December 31, 2012
ASSETS
Current assets
Silver bullion inventory (fair value of $9,855,840 and $9,710,962, respectively)	$8,828,650	$8,097,335
Receivable for capital Shares sold	—	37,668

TOTAL ASSETS	$8,828,650	$8,135,003

LIABILITIES, REDEEMABLE CAPITAL SHARES AND SHAREHOLDERS’ EQUITY (DEFICIT)
Current liabilities
Sponsor’s fees payable	$4,191	$4,308

Total liabilities	4,191	4,308

Commitments and contingent liabilities (Note 5)	—	—
Redeemable capital Shares, no par value, unlimited amount authorized (at redemption value) – 356,000,000 issued and outstanding at March 31, 2013 and 335,000,000 issued and outstanding at December 31, 2012	9,851,649	9,706,654
Shareholders’ equity (deficit)	(1,027,190)	(1,575,959)

TOTAL LIABILITIES, REDEEMABLE CAPITAL SHARES AND SHAREHOLDERS’ EQUITY (DEFICIT)	$8,828,650	$8,135,003

See notes to financial statements.

iShares® Silver Trust

Income Statements (Unaudited)

For the three months ended March 31, 2013 and 2012

	Three Months Ended March 31,
(Dollar amounts in $000’s, except for per Share amounts)	2013	2012
Revenue
Proceeds from sales of silver to pay expenses	$12,627	$12,165
Cost of silver sold to pay expenses	(10,653)	(8,872)

Gain on sales of silver to pay expenses	1,974	3,293
Gain on silver distributed for the redemption of Shares	93,290	105,953

Total gain on sales and distributions of silver	95,264	109,246
Expenses
Sponsor’s fees	(12,510)	(12,523)

Total expenses	(12,510)	(12,523)

NET INCOME	$82,754	$96,723

Net income per Share	$0.24	$0.30
Weighted-average Shares outstanding	349,818,333	319,067,033

See notes to financial statements.

iShares® Silver Trust

Statements of Changes in Shareholders’ Equity (Deficit) (Unaudited)

For the three months ended March 31, 2013

and the year ended December 31, 2012

(Dollar amounts in $000’s)	Three Months Ended March 31, 2013	Year Ended December 31, 2012
Shareholders’ equity (deficit) – beginning of period	$(1,575,959)	$(1,511,462)
Net income	82,754	390,140
Adjustment of redeemable capital Shares to redemption value	466,015	(454,637)

Shareholders’ equity (deficit) – end of period	$(1,027,190)	$(1,575,959)

See notes to financial statements.

iShares® Silver Trust

Statements of Cash Flows (Unaudited)

For the three months ended March 31, 2013 and 2012

	Three Months Ended March 31,
(Dollar amounts in $000’s)	2013	2012
CASH FLOWS FROM OPERATING ACTIVITIES:
Proceeds from sales of silver	$12,627	$12,165
Expenses – Sponsor’s fees paid	(12,627)	(12,165)

Net cash provided by operating activities	—	—

Increase (decrease) in cash	—	—
Cash, beginning of period	—	—

Cash, end of period	$—	$—

RECONCILIATION OF NET INCOME TO NET CASH PROVIDED BY OPERATING ACTIVITIES:
Net income	$82,754	$96,723
Adjustments to reconcile net income to net cash provided by operating activities:
Gain on silver distributed for the redemption of Shares	(93,290)	(105,953)
Cost of silver sold to pay expenses	10,653	8,872
Increase (decrease) in Sponsor’s fees payable	(117)	358

Net cash provided by operating activities	$—	$—

Supplemental disclosure of non-cash information:
Carrying value of silver received for creation of Shares	$1,135,668	$516,557
Carrying value of silver distributed for redemption of Shares, at average cost	$(431,368)	$(287,356)

See notes to financial statements.

iShares® Silver Trust

Notes to Financial Statements (Unaudited)

March 31, 2013

1 - Organization

The iShares® Silver Trust (the “Trust”) was organized on April 21, 2006 as a New York trust. The trustee is The Bank of New York Mellon (the “Trustee”), which is responsible for the day to day administration of the Trust. The Trust’s sponsor is iShares® Delaware Trust Sponsor LLC, a Delaware limited liability company (the “Sponsor”). The Trust is governed by the First Amended and Restated Depositary Trust Agreement (the “Trust Agreement”) executed by the Trustee and the Sponsor as of February 28, 2013. The Trust issues units of beneficial interest (or “Shares”) representing fractional undivided beneficial interests in its net assets.

The objective of the Trust is for the value of its Shares to reflect, at any given time, the price of silver owned by the Trust at that time, less the Trust’s expenses and liabilities. The Trust is designed to provide a vehicle for investors to own interests in silver bullion.

The accompanying unaudited financial statements were prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and with the instructions for Form 10-Q and the rules and regulations of the U.S. Securities and Exchange Commission (the “SEC”). In the opinion of management, all material adjustments, consisting only of normal recurring adjustments, considered necessary for a fair statement of the interim period financial statements have been made. Interim period results are not necessarily indicative of results for a full-year period. These financial statements and the notes thereto should be read in conjunction with the Trust’s financial statements included in its Annual Report on Form 10-K for the year ended December 31, 2012 as filed with the SEC on February 28, 2013.

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

The following table summarizes activity in silver bullion for the three months ended March 31, 2013 (all balances in 000’s):

	Ounces	Average Cost	Fair Value	Realized Gain (Loss)
Beginning balance	324,239.1	$8,135,003	$9,710,962	$—
Silver contributed	37,230.7	1,135,668	1,135,668	—
Silver distributed	(16,921.7)	(431,368)	(524,658)	93,290
Silver sold	(419.6)	(10,653)	(12,627)	1,974
Adjustment for realized gain	—	—	95,264	—
Adjustment for unrealized loss on silver bullion	—	—	(548,769)	—

Ending balance	344,128.5	$8,828,650	$9,855,840	$95,264

The following table summarizes activity in silver bullion for the year ended December 31, 2012 (all balances in 000’s):

	Ounces	Average Cost	Fair Value	Realized Gain (Loss)
Beginning balance	308,833.3	$7,191,460	$8,702,922	$—
Silver contributed	79,657.0	2,496,406	2,496,406	—
Silver distributed	(62,700.4)	(1,515,494)	(1,943,269)	427,775
Silver sold	(1,550.8)	(37,369)	(48,390)	11,021
Adjustment for realized gain	—	—	438,796	—
Adjustment for unrealized gain on silver bullion	—	—	64,497	—

Ending balance	324,239.1	$8,135,003	$9,710,962	$438,796

C.	Redeemable Capital Shares

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

Activity in redeemable capital Shares was as follows (all balances in 000’s):

	Three Months Ended March 31, 2013		Year Ended December 31, 2012
	Shares	Amount	Shares	Amount
Beginning balance	335,000	$9,706,654	317,500	$8,698,880
Shares issued	38,500	1,135,668	82,150	2,496,406
Shares redeemed	(17,500)	(524,658)	(64,650)	(1,943,269)
Redemption value adjustment	—	(466,015)	—	454,637

Ending balance	356,000	$9,851,649	335,000	$9,706,654

D.	Federal Income Taxes

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

Introduction

The iShares® Silver Trust (the “Trust”) is a grantor trust formed under the laws of the State of New York. The Trust does not have any officers, directors, or employees, and is administered by The Bank of New York Mellon (the “Trustee”) acting as trustee pursuant to the First Amended and Restated Depositary Trust Agreement (the “Trust Agreement”) between the Trustee and iShares® Delaware Trust Sponsor LLC, the sponsor of the Trust (the “Sponsor”). The Trust issues units of beneficial interest (or “Shares”) representing fractional undivided beneficial interests in its net assets. The assets of the Trust consist primarily of silver bullion held by a custodian as an agent of the Trust responsible only to the Trustee.

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

Valuation of Silver; Computation of Net Asset Value

On each business day, as soon as practicable after 4:00 p.m. (New York time), the Trustee evaluates the silver held by the Trust and determines the net asset value of the Trust and the net asset value per Share. The Trustee values the silver held by the Trust using the announced price for an ounce of silver set each working day by three market making members of The London Bullion Market Association (“London Fix”). Having valued the silver held by the Trust, the Trustee then subtracts all accrued fees, expenses and other liabilities of the Trust from the value of the silver and other assets of the Trust. The result is the net asset value of the Trust. The Trustee computes the net asset value per Share by dividing the net asset value of the Trust by the number of Shares outstanding on the date the computation is made.

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

Results of Operations

The Quarter Ended March 31, 2013

The Trust’s net asset value grew from $9,706,654,098 at December 31, 2012 to $9,851,648,914 at March 31, 2013, a 1.49% increase. The increase in the Trust’s net asset value resulted primarily from an increase in outstanding Shares, which rose from 335,000,000 Shares at December 31, 2012 to 356,000,000 Shares at March 31, 2013, a consequence of 38,500,000 Shares (770 Baskets) being created and 17,500,000 Shares (350 Baskets) being redeemed during the quarter. The increase in the Trust’s net assets was partially offset by a decrease in the London Fix Price, which fell from $29.95 at December 31, 2012 to $28.64 at March 31, 2013.

The 4.52% decline in the Trust’s net asset value per Share from $28.98 at December 31, 2012 to $27.67 at March 31, 2013 is directly related to the 4.37% decrease in the London Fix price.

The Trust’s net asset value per Share decreased slightly more than the price of silver on a percentage basis due to the Sponsor’s fees, which were $12,510,441 for the quarter, or 0.12% of the Trust’s average weighted assets of $10,149,121,562 during the quarter. The net asset value per Share of $31.17 on January 23, 2013 was the highest during the quarter, compared with a low during the quarter of $27.08 on March 1, 2013. The net asset value of the Trust is obtained by subtracting the Trust’s expenses and liabilities on any day from the value of the silver owned by the Trust on that day; the net asset value per Share is obtained by dividing the net asset value of the Trust on a given day by the number of Shares outstanding on that day.

Net income for the quarter ended March 31, 2013 was $82,753,874, resulting from a net gain of $1,973,940 on the sales of silver to pay expenses, and a net gain of $93,290,375 on silver distributed for the redemption of Shares, offset by Sponsor’s fees of $12,510,441. Other than the Sponsor’s fees, the Trust had no expenses during the quarter.

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

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

There have been no material changes to the Risk Factors last reported under Part I, Item 1A of the registrant’s Annual Report on Form 10-K for the year ended December 31, 2012, filed with the Securities and Exchange Commission on February  28, 2013.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

a)	None.

b)	Not applicable.

c)	17,500,000 Shares (350 Baskets) were redeemed during the quarter ended March 31, 2013.

Period	Total Number of Shares Redeemed	Average Ounces of Silver Per Share
01/01/13 to 01/31/13	12,500,000	0.9672
02/01/13 to 02/28/13	—	—
03/01/13 to 03/31/13	5,000,000	0.9664

Total	17,500,000	0.9670

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit No.	Description
4.1	First Amended and Restated Depositary Trust Agreement is incorporated by reference to Exhibit 4.1 filed with Annual Report on Form 10-K on February 28, 2013

4.2	Standard Terms for Authorized Participant Agreements is incorporated by reference to Exhibit 4.2 filed with Registration Statement No. 333-156506 on December 30, 2008

10.1	Custodian Agreement is incorporated by reference to Exhibit 10.1 filed with Registration Statement No. 333-156506 on December 30, 2008

10.2	Sub-license Agreement is incorporated by reference to Exhibit 10.2 filed with Registration Statement No. 333-156506 on December 30, 2008

10.3	Amendment No. 1 to Custodian Agreement is incorporated by reference to Exhibit 10.3 filed with Registration Statement No. 333-137621 on September 27, 2006

10.4	Second Amendment to Custodian Agreement is incorporated by reference to Exhibit 10.1 filed with Current Report on Form 8-K on February 10, 2010

10.5	Third Amendment to Custodian Agreement is incorporated by reference to Exhibit 10.5 filed with Registration Statement No. 333-170492 on November 9, 2010

10.6	Fourth Amendment to Custodian Agreement is incorporated by reference to Exhibit 10.1 filed with Current Report on Form 8-K on February 14, 2012

10.7	Assignment, Delegation and Assumption Agreement between Blackrock Asset Management International Inc. and iShares® Delaware Trust Sponsor LLC is incorporated by reference to Exhibit 10.7 filed with Post-Effective Amendment No.1 to Registration No. 333-184107 on November 16, 2012

31.1	Certification by Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification by Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification by Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification by Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned in the capacities* indicated thereunto duly authorized.

iShares® Delaware Trust Sponsor LLC

Sponsor of the iShares® Silver Trust (registrant)

/s/ Patrick J. Dunne
Patrick J. Dunne
President and Chief Executive Officer
(Principal executive officer)

Date: May 9, 2013

/s/ Jack Gee
Jack Gee
Chief Financial Officer
(Principal financial and accounting officer)

Date: May 9, 2013

*	The registrant is a trust and the persons are signing in their capacities as officers of iShares® Delaware Trust Sponsor LLC, the Sponsor of the registrant.