Form 10-Q
period 2013-06-30
iShares Silver Trust
filed 2013-08-08
CIK 1330568

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2013

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

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

iShares® Silver Trust

Balance Sheets (Unaudited)

At June 30, 2013 and December 31, 2012

(Dollar amounts in $000’s)	June 30, 2013	December 31, 2012
ASSETS
Current assets
Silver bullion inventory (fair value of $6,006,558 and $9,710,962, respectively)	$8,128,002	$8,097,335
Market value reserve (Note 2B)	(2,121,444)	—
Receivable for capital Shares sold	—	37,668

TOTAL ASSETS	$6,006,558	$8,135,003

LIABILITIES, REDEEMABLE CAPITAL SHARES AND SHAREHOLDERS’ EQUITY (DEFICIT)
Current liabilities
Sponsor’s fees payable	$2,800	$4,308

Total liabilities	2,800	4,308

Commitments and contingent liabilities (Note 5)	—	—
Redeemable capital Shares, no par value, unlimited amount authorized (at redemption value) – 329,900,000 issued and outstanding at June 30, 2013 and 335,000,000 issued and outstanding at December 31, 2012	6,003,758	9,706,654
Shareholders’ equity (deficit)	—	(1,575,959)

TOTAL LIABILITIES, REDEEMABLE CAPITAL SHARES AND SHAREHOLDERS’ EQUITY (DEFICIT)	$6,006,558	$8,135,003

See notes to financial statements.

iShares® Silver Trust

Income Statements (Unaudited)

For the three and six months ended June 30, 2013 and 2012

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollar amounts in $000’s, except for per Share amounts)	2013	2012	2013	2012
Revenue
Proceeds from sales of silver to pay expenses	$10,976	$12,165	$23,603	$24,330
Cost of silver sold to pay expenses	(11,339)	(9,638)	(21,992)	(18,510)

Gain (loss) on sales of silver to pay expenses	(363)	2,527	1,611	5,820
Gain (loss) on silver distributed for the redemption of Shares	(91,671)	100,788	1,619	206,741

Total gain (loss) on sales and distributions of silver	(92,034)	103,315	3,230	212,561
Expenses
Sponsor’s fees	(9,585)	(11,351)	(22,095)	(23,874)
Market value reserve (Note 2B)	(2,121,444)	—	(2,121,444)	—

Total expenses	(2,131,029)	(11,351)	(2,143,539)	(23,874)

NET INCOME (LOSS)	$(2,223,063)	$91,964	$(2,140,309)	$188,687

Net income (loss) per Share	$(6.53)	$0.29	$(6.20)	$0.59
Weighted-average Shares outstanding	340,395,055	319,712,637	345,080,663	319,389,835

See notes to financial statements.

iShares® Silver Trust

Statements of Changes in Shareholders’ Equity (Deficit) (Unaudited)

For the six months ended June 30, 2013

and the year ended December 31, 2012

(Dollar amounts in $000’s)	Six Months Ended June 30, 2013	Year Ended December 31, 2012
Shareholders’ equity (deficit) – beginning of period	$(1,575,959)	$(1,511,462)
Net income (loss)	(2,140,309)	390,140
Adjustment of redeemable capital Shares to redemption value	3,716,268	(454,637)

Shareholders’ equity (deficit) – end of period	$—	$(1,575,959)

See notes to financial statements.

iShares® Silver Trust

Statements of Cash Flows (Unaudited)

For the six months ended June 30, 2013 and 2012

	Six Months Ended June 30,
(Dollar amounts in $000’s)	2013	2012
CASH FLOWS FROM OPERATING ACTIVITIES:
Proceeds from sales of silver	$23,603	$24,330
Expenses – Sponsor’s fees paid	(23,603)	(24,330)

Net cash provided by operating activities	—	—

Increase (decrease) in cash	—	—
Cash, beginning of period	—	—

Cash, end of period	$—	$—

RECONCILIATION OF NET INCOME (LOSS) TO NET CASH PROVIDED BY OPERATING ACTIVITIES:
Net income (loss)	$(2,140,309)	$188,687
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Gain on silver distributed for the redemption of Shares	(1,619)	(206,741)
Cost of silver sold to pay expenses	21,992	18,510
Decrease in Sponsor’s fees payable	(1,508)	(456)
Market value reserve (Note 2B)	2,121,444	—

Net cash provided by operating activities	$—	$—

Supplemental disclosure of non-cash information:
Carrying value of silver received for creation of Shares	$1,390,292	$1,131,277
Carrying value of silver distributed for redemption of Shares, at average cost	$(1,375,301)	$(683,427)

See notes to financial statements.

iShares® Silver Trust

Notes to Financial Statements (Unaudited)

June 30, 2013

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

The accompanying unaudited financial statements were prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and with the instructions for Form 10-Q and the rules and regulations of the U.S. Securities and Exchange Commission (the “SEC”). In the opinion of management, all material adjustments, consisting only of normal recurring adjustments considered necessary for a fair statement of the interim period financial statements have been made. Interim period results are not necessarily indicative of results for a full-year period. These financial statements and the notes thereto should be read in conjunction with the Trust’s financial statements included in its Annual Report on Form 10-K for the year ended December 31, 2012, as filed with the SEC on February 28, 2013.

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

The following table summarizes activity in silver bullion for the three months ended June 30, 2013 (all balances in 000’s):

	Ounces	Average Cost	Fair Value	Realized Gain (Loss)
Beginning balance	344,128.5	$8,828,650	$9,855,840	$—
Silver contributed	11,633.5	254,624	254,624	—
Silver distributed	(36,838.5)	(943,933)	(852,262)	(91,671)
Silver sold	(442.2)	(11,339)	(10,976)	(363)
Adjustment for realized loss	—	—	(92,034)	—
Adjustment for unrealized loss on silver bullion	—	—	(3,148,634)	—
Market value reserve	—	(2,121,444)	—	—

Ending balance	318,481.3	$6,006,558	$6,006,558	$(92,034)

The following table summarizes activity in silver bullion for the six months ended June 30, 2013 (all balances in 000’s):

	Ounces	Average Cost	Fair Value	Realized Gain (Loss)
Beginning balance	324,239.1	$8,135,003	$9,710,962	$—
Silver contributed	48,864.2	1,390,292	1,390,292	—
Silver distributed	(53,760.2)	(1,375,301)	(1,376,920)	1,619
Silver sold	(861.8)	(21,992)	(23,603)	1,611
Adjustment for realized gain	—	—	3,230	—
Adjustment for unrealized loss on silver bullion	—	—	(3,697,403)	—
Market value reserve	—	(2,121,444)	—	—

Ending balance	318,481.3	$6,006,558	$6,006,558	$3,230

C.	Redeemable Capital Shares

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

Activity in redeemable capital Shares was as follows (all balances in 000’s):

	Three Months Ended June 30, 2013		Six Months Ended June 30, 2013
	Shares	Amount	Shares	Amount
Beginning balance	356,000	$9,851,649	335,000	$9,706,654
Shares issued	12,050	254,624	50,550	1,390,292
Shares redeemed	(38,150)	(852,262)	(55,650)	(1,376,920)
Redemption value adjustment	—	(3,250,253)	—	(3,716,268)

Ending balance	329,900	$6,003,758	329,900	$6,003,758

D.	Federal Income Taxes

The Trust is treated as a “grantor trust” for federal income tax purposes and, therefore, no provision for federal income taxes is required. Any interest, expenses, gains and losses are “passed through” to the holders of Shares of the Trust.

The Sponsor has reviewed the tax positions as of June 30, 2013 and has determined that no provision for income tax is required in the Trust’s financial statements.

E.	Recent Accounting Standard

In June 2013, the Financial Accounting Standards Board issued Accounting Standards Update 2013-08, Amendments to the Scope, Measurement, and Disclosure Requirements (“ASU 2013-08”). ASU 2013-08 provides guidance to assess whether an entity is an investment company, and gives additional measurement and disclosure requirements for an investment company. ASU 2013-08 is effective for the Trust for fiscal years beginning after December 15, 2013, and interim periods within those fiscal years. Management is evaluating the impact of this guidance on the Trust’s financial statements.

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

Results of Operations

The Quarter Ended June 30, 2013

The Trust’s net asset value fell from $9,851,648,914 at March 31, 2013 to $6,003,757,683 at June 30, 2013, a 39.06% decrease. The decrease in the Trust’s net asset value resulted primarily from a decline in the London Fix price, which fell 34.15% from $28.64 at March 31, 2013 to $18.86 at June 30, 2013. The Trust’s net asset value was also affected by a decrease in outstanding Shares, which fell from 356,000,000 Shares at March 31, 2013 to 329,900,000 Shares at June 30, 2013, a consequence of 12,050,000 Shares (241 Baskets) being created and 38,150,000 Shares (763 Baskets) being redeemed during the quarter.

The 34.22% decline in the Trust’s net asset value per Share from $27.67 at March 31, 2013 to $18.20 at June 30, 2013 is directly related to the 34.15% decrease in the London Fix price.

The Trust’s net asset value per Share decreased slightly more than the price of silver on a percentage basis due to the Sponsor’s fees, which were $9,584,844 for the quarter, or 0.13% of the Trust’s average weighted assets of $7,647,255,862 during the quarter. The net asset value per Share of $27.67 on April 1, 2013 was the highest during the quarter, compared with a low during the quarter of $17.96 on June 27, 2013. The net asset value of the Trust is obtained by subtracting the Trust’s expenses and liabilities on any day from the value of the silver owned by the Trust on that day; the net asset value per Share is obtained by dividing the net asset value of the Trust on a given day by the number of Shares outstanding on that day.

Net loss for the quarter ended June 30, 2013 was $2,223,062,962, resulting from a net loss of $362,980 on the sales of silver to pay expenses, a net loss of $91,671,125 on silver distributed for the redemption of Shares, Sponsor’s fees of $9,584,844 and the market value reserve of $2,121,444,013. Other than the Sponsor’s fees and market value reserve, the Trust had no expenses during the quarter.

The Six Months Ended June 30, 2013

The Trust’s net asset value fell from $9,706,654,098 at December 31, 2012 to $6,003,757,683 at June 30, 2013, a 38.15% decrease. The decrease in the Trust’s net asset value resulted primarily from a decline in London Fix price, which fell 37.03% from $29.95 at December 31, 2012 to $18.86 at June 30, 2013. The Trust’s net asset value was also affected by a decrease in outstanding Shares, which fell from 335,000,000 Shares at December 31, 2012 to 329,900,000 Shares at June 30, 2013, a consequence of 50,550,000 Shares (1,011 Baskets) being created and 55,650,000 Shares (1,113 Baskets) being redeemed during the period.

The 37.20% decline in the Trust’s net asset value per Share from $28.98 at December 31, 2012 to $18.20 at June 30, 2013 is directly related to the 37.03% decrease in the London Fix price.

The Trust’s net asset value per Share decreased slightly more than the price of silver on a percentage basis due to the Sponsor’s fees, which were $22,095,285 for the period, or 0.25% of the Trust’s average weighted assets of $8,891,276,746 during the period. The net asset value per Share of $31.17 on January 23, 2013 was the highest during the period, compared with a low during the period of $17.96 on June 27, 2013. The net asset value of the Trust is obtained by subtracting the Trust’s expenses and liabilities on any day from the value of the silver owned by the Trust on that day; the net asset value per Share is obtained by dividing the net asset value of the Trust on a given day by the number of Shares outstanding on that day.

Net loss for the six months ended June 30, 2013 was $2,140,309,088, resulting from a net gain of $1,610,960 on the sales of silver to pay expenses and a net gain of $1,619,250 on silver distributed for the redemption of Shares, offset by Sponsor’s fees of $22,095,285 and the market value reserve of $2,121,444,013. Other than the Sponsor’s fees and market value reserve, the Trust had no expenses during the period.

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

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

There have been no material changes to the Risk Factors last reported under Part I, Item 1A of the registrant’s Annual Report on Form 10-K for the year ended December 31, 2012, filed with the Securities and Exchange Commission on February  28, 2013.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

a)	None.

b)	Not applicable.

c)	38,150,000 Shares (763 Baskets) were redeemed during the quarter ended June 30, 2013.

Period	Total Number of Shares Redeemed	Average Ounces of Silver Per Share
04/01/13 to 04/30/13	13,150,000	0.9661
05/01/13 to 05/31/13	16,100,000	0.9656
06/01/13 to 06/30/13	8,900,000	0.9651

Total	38,150,000	0.9656

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

Date: August 8, 2013

/s/ Jack Gee
Jack Gee
Chief Financial Officer
(Principal financial and accounting officer)

Date: August 8, 2013

*	The registrant is a trust and the persons are signing in their capacities as officers of iShares® Delaware Trust Sponsor LLC, the Sponsor of the registrant.