Form 10-Q
period 2013-09-30
iShares Silver Trust
filed 2013-11-08
CIK 1330568

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2013

[ ]	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [X] No [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [X]	Accelerated filer [ ]

Non-accelerated filer [ ]	Smaller reporting company [ ]
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

iShares® Silver Trust

Balance Sheets (Unaudited)

At September 30, 2013 and December 31, 2012

	September 30,	December 31,
(Dollar amounts in $000’s)	2013	2012
ASSETS
Current assets
Silver bullion inventory (fair value of $7,409,168 and $9,710,962, respectively)	$8,579,926	$8,097,335
Market value reserve (Note 2B)	(1,170,758)	—
Receivable for capital Shares sold	—	37,668
TOTAL ASSETS	$7,409,168	$8,135,003

LIABILITIES, REDEEMABLE CAPITAL SHARES AND SHAREHOLDERS’ EQUITY (DEFICIT)
Current liabilities
Sponsor’s fees payable	$3,150	$4,308
Total liabilities	3,150	4,308

Commitments and contingent liabilities (Note 5)	—	—
Redeemable capital Shares, no par value, unlimited amount authorized (at redemption value) – 354,450,000 issued and outstanding at September 30, 2013 and 335,000,000 issued and outstanding at December 31, 2012	7,406,018	9,706,654
Shareholders’ equity (deficit)	—	(1,575,959)
TOTAL LIABILITIES, REDEEMABLE CAPITAL SHARES AND SHAREHOLDERS’ EQUITY (DEFICIT)	$7,409,168	$8,135,003

See notes to financial statements.

iShares® Silver Trust

Income Statements (Unaudited)

For the three and nine months ended September 30, 2013 and 2012

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Dollar amounts in $000’s, except for per Share amounts)	2013	2012	2013	2012
Revenue
Proceeds from sales of silver to pay expenses	$8,642	$10,993	$32,245	$35,323
Cost of silver sold to pay expenses	(10,397)	(9,179)	(32,389)	(27,689)
Gain (loss) on sales of silver to pay expenses	(1,755)	1,814	(144)	7,634
Gain (loss) on silver distributed for the redemption of Shares	(15,209)	112,130	(13,590)	318,871
Total gain (loss) on sales and distributions of silver	(16,964)	113,944	(13,734)	326,505
Market value recovery (Note 2B)	950,686	—	950,686	—
Total revenue	933,722	113,944	936,952	326,505
Expenses
Sponsor’s fees	(8,992)	(11,725)	(31,087)	(35,599)
Market value reserve (Note 2B)	—	—	(2,121,444)	—
Total expenses	(8,992)	(11,725)	(2,152,531)	(35,599)
NET INCOME (LOSS)	$924,730	$102,219	$(1,215,579)	$290,906
Net income (loss) per Share	$2.66	$0.32	$(3.51)	$0.91
Weighted-average Shares outstanding	347,510,870	323,750,000	345,899,634	320,820,985

See notes to financial statements.

iShares® Silver Trust

Statements of Changes in Shareholders’ Equity (Deficit) (Unaudited)

For the nine months ended September 30, 2013 and the year ended December 31, 2012

	Nine Months Ended	Year Ended
(Dollar amounts in $000’s)	September 30, 2013	December 31, 2012
Shareholders’ equity (deficit) – beginning of period	$(1,575,959)	$(1,511,462)
Net income (loss)	(1,215,579)	390,140
Adjustment of redeemable capital Shares to redemption value	2,791,538	(454,637)
Shareholders’ equity (deficit) – end of period	$—	$(1,575,959)

See notes to financial statements.

iShares® Silver Trust

Statements of Cash Flows (Unaudited)

For the nine months ended September 30, 2013 and 2012

	Nine Months Ended September 30,
(Dollar amounts in $000’s)	2013	2012
CASH FLOWS FROM OPERATING ACTIVITIES:
Proceeds from sales of silver	$32,245	$35,323
Expenses – Sponsor’s fees paid	(32,245)	(35,323)
Net cash provided by operating activities	—	—
Increase (decrease) in cash	—	—
Cash, beginning of period	—	—
Cash, end of period	$—	$—
RECONCILIATION OF NET INCOME (LOSS) TO NET CASH PROVIDED BY OPERATING ACTIVITIES:
Net income (loss)	$(1,215,579)	$290,906
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
(Gain) loss on silver distributed for the redemption of Shares	13,590	(318,871)
Cost of silver sold to pay expenses	32,389	27,689
Market value recovery (Note 2B)	(950,686)	—
Market value reserve (Note 2B)	2,121,444	—
Change in operating assets and liabilities:
Sponsor’s fees payable	(1,158)	276
Net cash provided by operating activities	$—	$—
Supplemental disclosure of non-cash information:
Carrying value of silver received for creation of Shares	$1,992,277	$1,906,843
Carrying value of silver distributed for redemption of Shares, at average cost	$(1,514,965)	$(1,182,641)

See notes to financial statements.

iShares® Silver Trust

Notes to Financial Statements (Unaudited)

September 30, 2013

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

For financial statement purposes, the silver bullion held by the Trust is valued at the lower of cost or market, using the average cost method. Should the market value of the silver bullion held be lower than its average cost during the interim periods, an adjustment (“market value reserve”) to cost may be recorded by the Trust to reflect market value. Should the market value of the silver bullion held increase subsequent to the market value reserve being recorded, a “market value recovery” may be recorded during an interim period in the same fiscal year that the market value reserve is recorded by the Trust. The market value recovery recorded at an interim period may not exceed the previously recognized market value reserve. At the end of the Trust’s fiscal year, management will make a determination as to whether the reserve is recovered or whether the cost basis of silver should be written down. Gain or loss on sales of silver bullion is calculated on a trade date basis. Fair value of the silver bullion is based on the price for an ounce of silver set each working day by three market making members of The London Bullion Market Association (“London Fix”).

The following table summarizes activity in silver bullion for the three months ended September 30, 2013 (all balances in 000’s):

	Ounces	Average Cost	Fair Value	Realized Gain (Loss)
Beginning balance	318,481.3	$6,006,558	$6,006,558	$—
Silver contributed	29,225.5	601,985	601,985	—
Silver distributed	(5,544.4)	(139,664)	(124,455)	(15,209)
Silver sold	(411.1)	(10,397)	(8,642)	(1,755)
Adjustment for realized loss	—	—	(16,964)	—
Adjustment for unrealized gain on silver bullion	—	—	950,686	—
Market value recovery	—	950,686	—	—
Ending balance	341,751.3	$7,409,168	$7,409,168	$(16,964)

The following table summarizes activity in silver bullion for the nine months ended September 30, 2013 (all balances in 000’s):

	Ounces	Average Cost	Fair Value	Realized Gain (Loss)
Beginning balance	324,239.1	$8,135,003	$9,710,962	$—
Silver contributed	78,089.7	1,992,277	1,992,277	—
Silver distributed	(59,304.6)	(1,514,965)	(1,501,375)	(13,590)
Silver sold	(1,272.9)	(32,389)	(32,245)	(144)
Adjustment for realized loss	—	—	(13,734)	—
Adjustment for unrealized loss on silver bullion	—	—	(2,746,717)	—
Market value reserve	—	(2,121,444)	—	—
Market value recovery	—	950,686	—	—
Ending balance	341,751.3	$7,409,168	$7,409,168	$(13,734)

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

Activity in redeemable capital Shares was as follows (all balances in 000’s):

	Three Months Ended		Nine Months Ended
	September 30, 2013		September 30, 2013
	Shares	Amount	Shares	Amount
Beginning balance	329,900	$6,003,758	335,000	$9,706,654
Shares issued	30,300	601,985	80,850	1,992,277
Shares redeemed	(5,750)	(124,455)	(61,400)	(1,501,375)
Redemption value adjustment	—	924,730	—	(2,791,538)
Ending balance	354,450	$7,406,018	354,450	$7,406,018

D.     Federal Income Taxes

The Trust is treated as a “grantor trust” for federal income tax purposes and, therefore, no provision for federal income taxes is required. Any interest, expenses, gains and losses are “passed through” to the holders of Shares of the Trust.

The Sponsor has reviewed the tax positions as of September 30, 2013 and has determined that no provision for income tax is required in the Trust’s financial statements.

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

Valuation of Silver Bullion

Silver bullion held by the Trust is recorded at the lower of cost or market. For purposes of this calculation, market values are based on the London Fix. Should the market value of the silver bullion held be lower than its average cost during the interim periods, an adjustment (“market value reserve”) to cost may be recorded by the Trust to reflect market value. Should the market value of the silver bullion held increase subsequent to the market value reserve being recorded, a “market value recovery” may be recorded during an interim period in the same fiscal year that the market value reserve is recorded by the Trust. The market value recovery recorded at an interim period may not exceed the previously recognized market value reserve. At the end of the Trust’s fiscal year, management will make a determination as to whether the reserve is recovered or whether the cost basis of silver should be written down. As indicated above, the London Fix is also used to value silver bullion held for purposes of calculating the net asset value of the Trust, which in turn is used for the calculation of the redemption value of outstanding Trust Shares.

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

Results of Operations

The Quarter Ended September 30, 2013

The Trust’s net asset value grew from $6,003,757,683 at June 30, 2013 to $7,406,018,262 at September 30, 2013, a 23.36% increase. The increase in the Trust’s net asset value resulted primarily from an increase in the London Fix price, which rose 14.95% from $18.86 at June 30, 2013 to $21.68 at September 30, 2013. The Trust's net asset value also benefited from an increase in outstanding Shares, which rose from 329,900,000 Shares at June 30, 2013 to 354,450,000 Shares at September 30, 2013, a consequence of 30,300,000 Shares (606 Baskets) being created and 5,750,000 Shares (115 Baskets) being redeemed during the quarter.

The 14.78% rise in the Trust’s net asset value per Share from $18.20 at June 30, 2013 to $20.89 at September 30, 2013 is directly related to the 14.95% increase in the London Fix price.

The Trust’s net asset value per Share increased slightly less than the price of silver on a percentage basis due to the Sponsor’s fees, which were $8,992,093 for the quarter, or 0.13% of the Trust’s average weighted assets of $7,149,778,984 during the quarter. The net asset value per Share of $23.85 on August 28, 2013 was the highest during the quarter, compared with a low during the quarter of $18.43 on July 9, 2013. The net asset value of the Trust is obtained by subtracting the Trust’s expenses and liabilities on any day from the value of the silver owned by the Trust on that day; the net asset value per Share is obtained by dividing the net asset value of the Trust on a given day by the number of Shares outstanding on that day.

Net income for the quarter ended September 30, 2013 was $924,730,413, resulting from a net loss of $1,754,528 on the sales of silver to pay expenses, a net loss of $15,209,250 on silver distributed for the redemption of Shares and Sponsor’s fees of $8,992,093, offset by the market value recovery of $950,686,284. Other than the Sponsor’s fees, the Trust had no expenses during the quarter.

The Nine Months Ended September 30, 2013

The Trust’s net asset value fell from $9,706,654,098 at December 31, 2012 to $7,406,018,262 at September 30, 2013, a 23.70% decrease. The decrease in the Trust's net asset value resulted primarily from a decrease in London Fix price, which fell 27.61% from $29.95 at December 31, 2012 to $21.68 at September 30, 2013. The decrease in the Trust's net asset was partially offset by an increase in outstanding Shares, which rose from 335,000,000 Shares at December 31, 2012 to 354,450,000 Shares at September 30, 2013, a consequence of 80,850,000 Shares (1,617 Baskets) being created and 61,400,000 Shares (1,228 Baskets) being redeemed during the period.

The 27.92% decline in the Trust’s net asset value per Share from $28.98 at December 31, 2012 to $20.89 at September 30, 2013 is directly related to the 27.61% decrease in the London Fix price.

The Trust’s net asset value per Share decreased slightly more than the price of silver on a percentage basis due to the Sponsor’s fees, which were $31,087,378 for the period, or 0.37% of the Trust’s average weighted assets of $8,304,398,380 during the period. The net asset value per Share of $31.17 on January 23, 2013 was the highest during the period, compared with a low during the period of $17.96 on June 27, 2013. The net asset value of the Trust is obtained by subtracting the Trust’s expenses and liabilities on any day from the value of the silver owned by the Trust on that day; the net asset value per Share is obtained by dividing the net asset value of the Trust on a given day by the number of Shares outstanding on that day.

Net loss for the nine months ended September 30, 2013 was $1,215,578,675, resulting from a net loss of $143,568 on the sales of silver to pay expenses, a net loss of $13,590,000 on silver distributed for the redemption of Shares, Sponsor’s fees of $31,087,378 and the market value reserve of $2,121,444,013, offset by the market value recovery of $950,686,284. Other than the Sponsor’s fees and market value reserve, the Trust had no expenses during the period.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

a) None.

b) Not applicable.

c) 5,750,000 Shares (115 Baskets) were redeemed during the quarter ended September 30, 2013.

Period	Total Number of Shares Redeemed	Average Ounces of Silver Per Share
07/01/13 to 07/31/13	1,450,000	0.9647
08/01/13 to 08/31/13	2,100,000	0.9642
09/01/13 to 09/30/13	2,200,000	0.9640
Total	5,750,000	0.9643

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

Date: November 8, 2013

/s/ Jack Gee

Jack Gee

Chief Financial Officer

(Principal financial and accounting officer)

Date: November 8, 2013

___________

* The registrant is a trust and the persons are signing in their capacities as officers of iShares® Delaware Trust Sponsor LLC, the Sponsor of the registrant.