Form 10-K
period 2013-12-31
iShares Silver Trust
filed 2014-02-28
CIK 1330568

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended December 31, 2013

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

As of June 30, 2013 the aggregate market value of the shares held by non-affiliates was approximately $6,258,203,000.

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

The Trust’s net asset value fell from $9,706,654,098 at December 31, 2012 to $6,240,747,397 at December 31, 2013, the Trust’s fiscal year end. Outstanding Shares of the Trust fell from 335,000,000 Shares outstanding at December 31, 2012 to 332,500,000 Shares outstanding at December 31, 2013.

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

Listed.

The Shares are listed and trade on NYSE Arca, Inc. (“NYSE Arca”) under the symbol “SLV.”

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

Custody of the Trust’s Silver

The Custodian is responsible for safekeeping the Trust’s silver. The Custodian may keep the Trust’s silver at its vault premises in England or New York, or at the vaults of any sub-custodian in England or New York, unless otherwise agreed between the Custodian and the Trustee (with the Sponsor’s approval). The Custodian may use sub-custodians to discharge its obligations to the Trust. The Custodian is required to use reasonable care in the appointment of any sub-custodian. Any sub-custodian must be a member of the London Bullion Market Association. The use of sub-custodians does not affect the Custodian’s liability to the Trustee under the custodian agreement.

The Custodian has agreed to use reasonable care in the performance of its duties under the custodian agreement and will only be responsible for any loss or damage suffered by the Trust as a direct result of any negligence, fraud or willful default on the part of the Custodian. The Custodian’s liability is limited to the market value of any silver lost and the amount of any balance held on unallocated basis at the time of the Custodian’s negligence, fraud or willful default.

None of the Custodian, its directors, employees, agents or affiliates will incur any liability to the Trust if, by reason of any provision of any present or future law or regulation of the United Kingdom or any other country, or of any governmental or regulatory authority or stock exchange, or by reason of any act of God or war, terrorism or other circumstance beyond the Custodian’s control, the Custodian is prevented or forbidden from, or would be subject to any civil or criminal penalty on account of, or is delayed in, performing its obligations to the Trust. The Custodian has agreed to indemnify the Trustee for any loss or liability directly resulting from a breach of the Custodian’s representations and warranties in the custodian agreement, a failure of the Custodian to act or refrain from acting in accordance with the Trustee’s instructions or any physical loss, destruction or damage to the silver held for the Trust’s account, except for losses due to nuclear fission or fusion, radioactivity, war, terrorist event, invasion, insurrection, civil commotion, riot, strike, act of government or public authority, act of God or a similar cause that is beyond the control of the Custodian.

The Custodian has agreed to maintain insurance in support of its custodial obligations under the custodian agreement, including covering any loss of silver. The Custodian has the right to reduce, cancel or allow to expire without replacement such insurance coverage, provided that it gives prior written notice to the Trustee. In the case of a cancellation or expiration without replacement, the required notice must be at least 30 days prior to the last day of coverage. The Trustee has not received from the Custodian any notice of reduction, cancellation or expiration of its insurance coverage. The insurance is held for the benefit of the Custodian, not for the benefit of the Trust or the Trustee, and the Trustee may not submit a claim under the insurance maintained by the Custodian.

The Custodian has agreed to permit to the officers and properly designated representatives of the Trustee and to the independent public accountants for the Trust access to the Custodian’s records for the purpose of confirming the content of those records. Upon at least ten days’ prior notice, any such officer or properly designated representative, any independent public accountants for the Trust and any person designated by any regulatory authority having jurisdiction over the Trustee or the Trust is entitled to examine on the Custodian’s premises the silver held by the Custodian and the records regarding the silver held for the account of the Custodian at a sub-custodian. The Custodian has agreed that it will only retain sub-custodians if they agree to grant to the Trustee and the independent registered public accounting firm of the Trust access to records and inspection rights similar to those set forth above. During the period covered by this report, Inspectorate International Ltd., acting as authorized representatives of the Trustee pursuant to the foregoing provisions, inspected the premises where the Trust’s silver is warehoused and on April 25, 2013 issued their report summarizing their findings. Such report was posted by the Sponsor on the Trust’s website.

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

The Sponsor earned $39,817,913 for the year ended December 31, 2013.

Deposit of Silver; Issuance of Baskets

The Trust creates and redeems Shares on a continuous basis but only in Baskets of 50,000 Shares. Only registered broker-dealers who have entered into written agreements with the Sponsor and the Trustee (each, an “Authorized Participant”) can deposit silver and receive Baskets of Shares in exchange. Upon the deposit of the corresponding amount of silver with the Custodian, and the payment of the Trustee’s applicable fee and of any expenses, taxes or charges (such as stamp taxes or stock transfer taxes or fees), the Trustee will deliver the appropriate number of Baskets to the Depository Trust Company account of the depositing Authorized Participant. As of the date of this report, Barclays Capital Inc., Citigroup Global Markets, Inc., Credit Suisse Securities (USA), LLC, Goldman Sachs & Co., Goldman Sachs Execution & Clearing L.P., J.P. Morgan Securities LLC., Knight Clearing Services LLC, Merrill Lynch Professional Clearing Corp., Morgan Stanley & Co. LLC., Newedge Group USA, RBC Capital Markets, LLC, Scotia Capital (USA) Inc., UBS Securities LLC, Virtu Financial BD LLC and Virtu Financial Capital Markets, LLC are the only Authorized Participants. The Sponsor and the Trustee maintain a current list of Authorized Participants. Silver deposited with the Custodian must meet the specifications for weight, dimensions, fineness (or purity), identifying marks and appearance of silver bars as set forth in “The Good Delivery Rules for Gold and Silver Bars” published by the LBMA.

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

Redemption of Baskets; Withdrawal of Silver

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

Trust Expenses and Silver Sales

In addition to the fee payable to the Sponsor, the following expenses are paid out of the assets of the Trust:

●	any expenses or liabilities of the Trust that are not assumed by the Sponsor;

●	any taxes and other governmental charges that may fall on the Trust or its property;

●	expenses and costs of any action taken by the Trustee or the Sponsor to protect the Trust and the rights and interests of holders of Shares; and

●	any indemnification of the Sponsor as described below.

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

UNITED STATES FEDERAL INCOME TAX CONSEQUENCES

The following discussion of the material United States federal income tax consequences that generally will apply to the purchase, ownership and disposition of Shares by a U.S. Shareholder (as defined below), and certain United States federal income consequences that may apply to an investment in Shares by a Non-U.S. Shareholder (as defined below), is based on the United States Internal Revenue Code of 1986, as amended (the “Code”), Treasury Regulations promulgated thereunder and judicial and administrative interpretations of the Code, all as in effect on the date of this report and all of which are subject to change either prospectively or retroactively. The tax treatment of owners of beneficial interests in the Shares (“Shareholders”) may vary depending upon their own particular circumstances. Certain Shareholders (including banks, financial institutions, insurance companies, tax-exempt organizations, broker-dealers, traders, Shareholders that are partnerships for United States federal income tax purposes, persons holding Shares as a position in a “hedging,” “straddle,” “conversion,” or “constructive sale” transaction for United States federal income tax purposes, persons whose “functional currency” is not the U.S. dollar, or other investors with special circumstances) may be subject to special rules not discussed below. In addition, the following discussion applies only to investors who will hold Shares as “capital assets” within the meaning of section 1221 of the Code. Moreover, the discussion below does not address the effect of any state, local or foreign tax law on an owner of Shares. Purchasers of Shares are urged to consult their own tax advisors with respect to all federal, state, local and foreign tax law considerations potentially applicable to their investment in Shares.

For purposes of this discussion, a “U.S. Shareholder” is a Shareholder that is:

●	an individual who is treated as a citizen or resident of the United States for United States federal income tax purposes;

●

a corporation (or entity treated as a corporation for United States federal income tax purposes) created or organized in or under the laws of the United States or state thereof, or the District of Columbia;

●	an estate, the income of which is includible in gross income for United States federal income tax purposes regardless of its source; or

●

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

3.8% Tax on Net Investment Income

The Health Care Reform and Education Reconciliation Act of 2010 (Pub. Law 111-152) requires certain U.S. Shareholders who are individuals to pay a 3.8% tax on the lesser of the excess of their modified adjusted gross income over a threshold amount ($250,000 for married persons filing jointly and $200,000 for single taxpayers) or their “net investment income,” which generally includes capital gains from the disposition of property. This tax is in addition to any capital gains taxes due on such investment income. A similar tax will apply to estates and trusts. U.S. Shareholders should consult their own tax advisors regarding the effect, if any, this law may have on their investment in the Shares.

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

The amount of any backup withholding will be allowed as a credit against a Shareholder’s United States federal income tax liability and may entitle such a Shareholder to a refund, provided that the required information is furnished to the IRS in a timely manner.

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

●

A change in economic conditions, such as a recession, can adversely affect the price of silver. Silver is used in a wide range of industrial applications, and an economic downturn could have a negative impact on its demand and, consequently, its price and the price of the Shares.

●

A significant increase in silver price hedging activity by silver producers. Traditionally, silver producers have not hedged to the same extent that other producers of precious metals (gold, for example) have. Should there be an increase in the level of hedge activity of silver producing companies, it could cause a decline in world silver prices, adversely affecting the price of the Shares.

●

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

Under the trust agreement, the Sponsor has a right to be indemnified from the Trust for any liability or expense it incurs without negligence, bad faith or willful misconduct on its part. Similarly, the custodian agreement provides for indemnification of the Custodian by the Trust under certain circumstances. This means that it may be necessary to sell assets of the Trust in order to cover losses or liability suffered by the Sponsor or the Custodian. Any sale of that kind would reduce the net asset value of the Trust and the value of the Shares.

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

For each of the quarters during the fiscal years ended December 31, 2013 and 2012, the high and low sale prices of the Shares as reported for NYSE Arca transactions were as follows:

	Years Ended December 31,
	2013		2012
	High	Low	High	Low
First Quarter	$31.19	$27.43	$35.83	$27.91
Second Quarter	27.09	17.89	32.05	25.63
Third Quarter	23.59	18.21	33.71	26.06
Fourth Quarter	21.88	18.42	33.93	28.94

The number of Shareholders of record of the registrant as of January 31, 2014 was approximately 423,812.

b) Not applicable.

c) 26,850,000 Shares (537 Baskets) were redeemed during the fourth quarter of the year ended December 31, 2013.

Period	Total Number of Shares Redeemed	Average Ounces of Silver Per Share
10/01/13 to 10/31/13	8,600,000	0.9636
11/01/13 to 11/30/13	6,700,000	0.9631
12/01/13 to 12/31/13	11,550,000	0.9627
Total	26,850,000	0.9631

Item 6. Selected Financial Data.

Financial Highlights (for the years ending December 31, 2013, 2012, 2011, 2010 and 2009)

(Dollar amounts in $000’s, except for per Share amounts)

	December 31,
	2013	2012	2011	2010	2009
Total assets	$6,243,467	$8,135,003	$7,191,460	$5,650,138	$4,210,142
Total gain (loss) on silver	$(1,914,970)	$438,796	$3,127,700	$265,706	$22,817
Net income (loss)	$(1,954,788)	$390,140	$3,070,085	$234,419	$2,739
Weighted-average Shares outstanding	345,697,260	322,923,770	335,012,740	314,367,671	277,269,041
Net income (loss) per Share	$(5.65)	$1.21	$9.16	$0.75	$0.01
Net cash flows	$—	$—	$—	$—	$—

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

This information should be read in conjunction with the financial statements and notes to financial statements included with this report. The discussion and analysis that follows may contain statements that relate to future events or future performance. In some cases, such forward-looking statements can be identified by terminology such as “may,” “should,” “could,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “potential” or the negative of these terms or other comparable terminology. Neither the Sponsor, nor any other person assumes responsibility for the accuracy or completeness of any forward-looking statements. Neither the Trust nor the Sponsor is under a duty to update any of the forward-looking statements to conform such statements to actual results or to a change in the Sponsor’s expectations or predictions.

Introduction

The Trust is a grantor trust formed under the laws of the State of New York. The Trust does not have any officers, directors, or employees, and is administered by the Trustee acting as trustee pursuant to the First Amended and Restated Depositary Trust Agreement (the “Trust Agreement”) between the Trustee and the Sponsor. The Trust issues Shares representing fractional undivided beneficial interests in its net assets. The assets of the Trust consist primarily of silver bullion held by a custodian as an agent of the Trust responsible only to the Trustee.

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

Valuation of Silver; Computation of Net Asset Value

On each business day, as soon as practicable after 4:00 p.m. (New York time), the Trustee evaluates the silver held by the Trust and determines the net asset value of the Trust and the NAV. The Trustee values the silver held by the Trust on the basis of that day’s announced London Fix. Having valued the silver held by the Trust, the Trustee then subtracts all accrued fees, expenses and other liabilities of the Trust from the value of the silver and other assets of the Trust. The result is the net asset value of the Trust. The Trustee computes the net asset value per Share by dividing the net asset value of the Trust by the number of Shares outstanding on the date the computation is made.

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

Valuation of Silver Bullion

Silver bullion held by the Trust is recorded at the lower of cost or market. For purposes of this calculation, market values are based on the London Fix. Should the market value of the silver bullion held be lower than its average cost during the interim periods, an adjustment (“market value reserve”) to cost may be recorded by the Trust to reflect market value. Should the market value of the silver bullion held increase subsequent to the market value reserve being recorded, a “market value recovery” may be recorded during an interim period in the same fiscal year that the market value reserve is recorded by the Trust. The market value recovery recorded at an interim period may not exceed the previously recognized market value reserve. At the end of the Trust’s fiscal year, management will make a determination on whether the reserve is recovered or whether the cost basis of silver should be written down. The market value reserve, market value recovery and inventory write down each are reported as a component of “Adjustment to silver bullion inventory.” As indicated above, the London Fix is also used to value silver bullion held for purposes of calculating the net asset value of the Trust, which in turn is used for the calculation of the redemption value of outstanding Trust Shares.

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

The following chart shows the daily London Fix for the period from December 2008 through December 2013:

London Fix Silver Prices (December 2008 - December 2013)
Price in USD
$50
$48
$46
$44
$42
$40
$38
$36
$34
$32
$30
$28
$26
$24
$22
$20
$18
$16
$14
$12
$10
$8
$6
$4
$2
$-
Dec-08
Mar-09
Jun-09
Sep-09
Dec-09
Mar-10
Jun-10
Sep-10
Dec-10
Mar-11
Jun-11
Sep-11
Dec-11
Mar-12
Jun-12
Sep-12
Dec-12
Mar-13
Jun-13
Sep-13
Dec-13

Results of Operations

The Year Ended December 31, 2013

The Trust’s net asset value fell from $9,706,654,098 at December 31, 2012 to $6,240,747,397 at December 31, 2013, a 35.71% decrease for the year. The decrease in the Trust’s net asset value resulted primarily from a decline in the London Fix price, which fell 34.89% from $29.95 at December 31, 2012 to $19.50 at December 31, 2013. The Trust’s net asset value was also affected by a decrease in outstanding Shares, which fell from 335,000,000 Shares at December 31, 2012 to 332,500,000 Shares at December 31, 2013, a consequence of 85,750,000 Shares (1,715 Baskets) being created and 88,250,000 Shares (1,765 Baskets) being redeemed during the year.

The 35.23% decline in the Trust’s net asset value per Share from $28.98 at December 31, 2012 to $18.77 at December 31, 2013 is directly related to the 34.89% decrease in the London Fix price.

The Trust’s net asset value per Share decreased slightly more than the price of silver on a percentage basis due to the Sponsor’s fees, which were $39,817,913 for the year, or 0.50% of the Trust’s average weighted assets of $7,954,132,223 during the year. The net asset value per Share of $31.17 on January 23, 2013 was the highest during the year, compared with a low during the year of $17.96 on June 27, 2013. The net asset value of the Trust is obtained by subtracting the Trust’s expenses and liabilities on any day from the value of the silver owned by the Trust on that day; the net asset value per Share is obtained by dividing the net asset value of the Trust on a given day by the number of Shares outstanding on that day.

Net loss for the year ended December 31, 2013 was $1,954,787,818, resulting from a net loss of $1,889,809 on the sales of silver to pay expenses, a net loss of $131,813,981 on silver distributed for the redemption of Shares, a silver inventory write down of $1,781,266,115 as the market value of silver held fell below its average cost, and Sponsor’s fees of $39,817,913. Other than the Sponsor’s fees, the Trust had no expenses during the year ended December 31, 2013.

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

Item 8. Financial Statements and Supplementary Data.

Quarterly Income Statements

(Dollar amounts in $000’s, except for per Share amounts)

In connection with the annual reporting close for the year ended December 31, 2013, the Trust made revisions to previously issued Quarterly Financial Statements. Footnote (b) describes these revisions.

	Three Months Ended (Unaudited)				Year Ended
	March 31,	June 30,	September 30,	December 31,	December 31,
	2013	2013	2013	2013	2013
Revenue
Proceeds from sales of silver to pay expenses	$12,627	$10,976	$8,642	$9,161	$41,406
Cost of silver sold to pay expenses	(10,653)	(11,339)	(10,397)	(10,907)	(43,296)
Gain (loss) on sales of silver to pay expenses	1,974	(363)	(1,755)	(1,746)	(1,890)
Gain (loss) on silver distributed for the redemption of Shares	93,290	(91,671)	(15,209)	(118,224)	(131,814)
Total gain (loss) on sales and distributions of silver	95,264	(92,034)	(16,964)	(119,970)	(133,704)
Adjustment to silver bullion inventory(a)(b)	—	(2,121,444)	950,686	(610,508)	(1,781,266)
Total gain (loss) on silver(b)	95,264	(2,213,478)	933,722	(730,478)	(1,914,970)
Expenses
Sponsor’s fees	12,510	9,585	8,992	8,731	39,818
Total expenses(b)	12,510	9,585	8,992	8,731	39,818
Net income (loss)	$82,754	$(2,223,063)	$924,730	$(739,209)	$(1,954,788)
Net income (loss) per Share	$0.24	$(6.53)	$2.66	$(2.14)	$(5.65)
Weighted-average Shares outstanding	349,818,333	340,395,055	347,510,870	345,096,739	345,697,260

	Three Months Ended (Unaudited)				Year Ended
	March 31,	June 30,	September 30,	December 31,	December 31,
	2012	2012	2012	2012	2012
Revenue
Proceeds from sales of silver to pay expenses	$12,165	$12,165	$10,993	$13,067	$48,390
Cost of silver sold to pay expenses	(8,872)	(9,638)	(9,179)	(9,680)	(37,369)
Gain on sales of silver to pay expenses	3,293	2,527	1,814	3,387	11,021
Gain on silver distributed for the redemption of Shares	105,953	100,788	112,130	108,904	427,775
Total gain on sales and distributions of silver	109,246	103,315	113,944	112,291	438,796
Total gain on silver	109,246	103,315	113,944	112,291	438,796
Expenses
Sponsor’s fees	12,523	11,351	11,725	13,057	48,656
Total expenses	12,523	11,351	11,725	13,057	48,656
Net income	$96,723	$91,964	$102,219	$99,234	$390,140
Net income per Share	$0.30	$0.29	$0.32	$0.30	$1.21
Weighted-average Shares outstanding	319,067,033	319,712,637	323,750,000	329,186,413	322,923,770

(a)     In connection with the lower of cost or market valuation standard for inventory, at June 30, 2013 a market value reserve was recorded against the carrying value of the Trust’s silver bullion inventory as a result of the market value of silver bullion held falling below its average cost. At September 30, 2013, the market value of silver bullion held had risen from the June 30, 2013 level and therefore a market value recovery was recorded to partially offset the existing reserve. At December 31, 2013, the market value of silver bullion held remained below its average cost; as a result, the Trust recorded a permanent write down of $1,781,266,115 against the silver bullion inventory. See Note 2B to the financial statements that appear elsewhere in this report.

(b)    In connection with the annual reporting close for the year ended December 31, 2013, management determined the manner in which it had previously reported the market value reserve on the Trust’s silver bullion inventory within previously issued quarterly financial statements was incorrect. The recognition of a market value reserve to the Trust’s inventory at June 30, 2013, which represents the adjustment necessary to reflect the carrying value of silver bullion inventory to the lower of cost or market value, was incorrectly reported as an expense of the Trust in the previously issued quarterly financial statements. Management determined that, according to U.S. GAAP, adjustments to the carrying value of the Trust’s silver bullion inventory should be reflected against the revenues such inventory generates. For the three months ended June 30, 2013, six months ended June 30, 2013 and nine months ended September 30, 2013, total gain (loss) on silver was overstated by $2,121,444,013 and total expenses were overstated by the same amount in the previously issued quarterly financial statements. Management evaluated the impact of this correction to the previously issued financial statements and determined that the historical presentation of the inventory reserves did not materially misstate the previously issued quarterly financial statements; however, because of the amount involved with this adjustment, the presentation has been corrected, with a revised financial statement description, in this Item 8. The Trust will revise its quarterly financial statements for the three and six months ended June 30, 2013 and the nine months ended September 30, 2013 the next time such financial statements are presented in connection with the issuance of future quarterly financial statements.

See Index to Financial Statements on page F-1 for a list of the financial statements being filed herein.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

There have been no changes in accountants and no disagreements with accountants during the year ended December 31, 2013.

Item 9A. Controls and Procedures.

The duly authorized officers of the Sponsor performing functions equivalent to those a principal executive officer and principal financial officer of the Trust would perform if the Trust had any officers, with the participation of the Trustee, have evaluated the effectiveness of the Trust’s disclosure controls and procedures, and have concluded that the disclosure controls and procedures of the Trust were effective as of the end of the period covered by this report to provide reasonable assurance that information required to be disclosed in the reports that the Trust files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the applicable rules and forms, and that it is accumulated and communicated to the duly authorized officers of the Sponsor performing functions equivalent to those a principal executive officer and principal financial officer of the Trust would perform if the Trust had any officers, as appropriate to allow timely decisions regarding required disclosure.

There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures.

Management’s Report on Internal Control over Financial Reporting

The Sponsor’s management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Exchange Act Rules 13a-15(f) and 15d-15(f). The Trust’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America. Internal control over financial reporting includes those policies and procedures that: (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the Trust’s assets; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that the Trust’s receipts and expenditures are being made only in accordance with appropriate authorizations; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Trust’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become ineffective because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

The principal executive officer and principal financial officer of the Sponsor assessed the effectiveness of the Trust’s internal control over financial reporting as of December 31, 2013. Their assessment included an evaluation of the design of the Trust’s internal control over financial reporting and testing of the operational effectiveness of its internal control over financial reporting. In making its assessment, the Sponsor’s management has utilized the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in its report entitled Internal Control – Integrated Framework (1992). Based on their assessment and those criteria, the principal executive officer and principal financial officer of the Sponsor concluded that the Trust maintained effective internal control over financial reporting as of December 31, 2013.

The effectiveness of the Trust’s internal control over financial reporting as of December 31, 2013 has been audited by PricewaterhouseCoopers LLP, the independent registered public accounting firm that audited and reported on the financial statements included in this Form 10-K, as stated in their report which is included herein.

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

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The Trust does not have any directors, officers or employees. The following persons, in their respective capacities as directors or executive officers of the Sponsor, perform certain functions with respect to the Trust that, if the Trust had directors or executive officers, would typically be performed by them.

Patrick J. Dunne is the President, Chief Executive Officer and Director and, Jack Gee is the Chief Financial Officer and Charles Park is the Chief Compliance Officer of the Sponsor. The Sponsor is managed by a Board of Directors composed of Philip J. Jensen, Peter F. Landini, Kimun Lee, Patrick J. Dunne and Manish Mehta.

Patrick J. Dunne, 44, became a principal of the Sponsor in September 2011 and has served as its President and Chief Executive Officer since September 2011. Mr. Dunne became a principal and associated person of BlackRock Asset Management International Inc., a commodity pool operator registered with the CFTC in October 2013. Mr. Dunne served as Global Chief Operating Officer of the iShares® business from October 2010 to October 2011. Prior to that, Mr. Dunne served as Global Head of Securities Lending and Cash Management business from December 2005 to April 2008. Prior to that, Mr. Dunne served as Head of Securities Lending, North America from August 2003 to December 2005; Chief Operating Officer of Barclays Global Investor Services Europe business from January 2002 to August 2003; Head of Strategy, Barclays Global Investor Services North America from August 2000 to December 2001; Head of Fixed Income Trading from February 1995 to August 1999; Senior Fixed Income Trader from February 1994 to March 1995; and Fixed Income Portfolio Manager from February 1992 to February 1994. Mr. Dunne became a registered associated person of BlackRock Fund Advisors, a commodity trading advisor registered with the CFTC, in May 1995. Mr. Dunne joined BlackRock Institutional Trust Company, N.A., a national banking association and a commodity trading advisor registered with the CFTC, in October 1991 as an Equity Portfolio Manager in the Portfolio Management Group and became a registered associated person of BlackRock Institutional Trust Company, N.A. in March 1998. Mr. Dunne served as a principal of Barclays Global Investors Ltd., a commodity trading advisor formerly registered with the CFTC, from May 2003 to December 2005 and as a registered associated person of Barclays Global Investors Ltd. from September 2003 to December 2005. Prior to joining BlackRock Institutional Trust Company, N.A., Mr. Dunne served as a Marketing Research Associate at Merrill Lynch & Co. from May 1991 to October 1991. Mr. Dunne earned a Bachelor of Arts degree in economics from the University of California at Berkeley in 1991 and a Master of Science degree in management from the Stanford Graduate School of Business in 2000.

Jack Gee, 54, became a principal of the Sponsor in September 2011 and serves as its Chief Financial Officer. Mr. Gee became a principal of BlackRock Asset Management International Inc., a commodity pool operator registered with the CFTC, in December 2011 and serves as its Chief Financial Officer, Chief Operating Officer and Director. Mr. Gee joined BlackRock Institutional Trust Company, N.A., a national banking association and a commodity trading advisor registered with the CFTC, as a principal in September 2004 and served as Director of US Fund Administration of BlackRock Institutional Trust Company N.A. from September 2004 to January 2010. Since January 2010, Mr. Gee has served as Managing Director of BlackRock Institutional Trust Company, N.A. Prior to joining BlackRock Institutional Trust Company, N.A., Mr. Gee served as Chief Financial Officer of Parnassus Investments, an investment advisor registered with the SEC, from March 2004 to September 2004; Chief Financial Officer of Cazenave Partners, an investment advisor registered with the SEC, from October 2003 to March 2004; Controller of Paul Capital Partners, an investment firm focusing on the secondary private equity and healthcare market, from October 2002 to October 2003; Chief Financial Officer of Fremont Investment Advisors, Inc., an investment advisor formerly registered with the SEC, from October 1997 to September 2002. Mr. Gee earned a Bachelor of Science degree in accounting from the California State University in 1982.

Charles Park, 46, became a principal of the Sponsor in December 2012 and serves as its Chief Compliance Officer. Mr. Park became a principal of BlackRock Asset Management International Inc., a commodity pool operator registered with the CFTC, in December 2012 and serves as its Chief Compliance Officer. Mr. Park joined BlackRock Institutional Trust Company, N.A., a national banking association and a commodity trading advisor registered with the CFTC, in August 2006. Prior to joining BlackRock Institutional Trust Company, N.A., Mr. Park served as Chief Compliance Officer of American Century Investment Management, Inc., a commodity pool operator and commodity trading advisor, from October 1995 to July 2006. Mr. Park earned a Bachelor of Arts degree in economics from the University of Michigan in 1989 and a Juris Doctor from the University of Michigan in 1992.

Manish Mehta, 43, became a principal of the Sponsor in March 2012 and serves as Director. Mr. Mehta joined BlackRock Institutional Trust Company, N.A., a national banking association and a commodity trading advisor registered with the CFTC, as a Managing Director in November 2011. Prior to that, Mr. Mehta served as Managing Partner of CHJ Capital Management, a financial services firm, from March 2011 to November 2011. From March 2005 to January 2011 Mr. Mehta served as Head of Strategy and Corporate Development at BlackRock Institutional Trust Company, N.A. Prior to joining BlackRock Institutional Trust Company, N.A. in March 2005, Mr. Mehta served as consultant and principal at Boston Consulting Group, a global management consulting firm, from September 2000 to March 2005. Mr. Mehta earned a Bachelor of Science degree in Electrical Engineering and Computer Sciences from the University of California, Berkeley in 1993 and an MBA from the Wharton School at the University of Pennsylvania in 2000.

Philip J. Jensen, 55, became a principal of the Sponsor in September 2009, and is Chairman of the Sponsor’s audit committee. Since June 2001, Mr. Jensen has served as Partner and Chief Financial Officer of Paul Capital Partners, an investment firm focusing on the secondary private equity and healthcare market. Mr. Jensen received his Bachelor of Science from San Francisco State University and is a certified public accountant.

Peter F. Landini, 62, became a principal of the Sponsor in September 2009 and is a member of the Sponsor’s audit committee. In January 2003, Mr. Landini joined RBP Investment Advisors, Inc., a financial planning consultancy firm, for which he presently serves as Partner and Wealth Manager. Mr. Landini received his Bachelor of Science degree in Accounting from Santa Clara University and an MBA in Finance from Golden Gate University. Mr. Landini is a certified financial planner and is a member of the Financial Planning Association.

Kimun Lee, 67, became a principal of the Sponsor in September 2009, and is a member of the Sponsor’s audit committee. Mr. Lee is a California-registered investment advisor and has conducted his consulting business under the name Resources Consolidated since January 1980. Since September 2010, Mr. Lee has served as a member of the Board of directors of Firsthand Technology Value Fund, Inc., a mutual fund company. Until January 2005 Mr. Lee also served as a member of the board of directors of Fremont Mutual Funds, Inc., a mutual fund company. Mr. Lee received his Bachelor of Arts from the University of the Pacific and an MBA from University of Nevada, Reno. He also completed the executive education program on corporate governance at Stanford Graduate School of Business.

On February 24, 2014, the Sponsor appointed Jack Gee and Paul Lohrey as Directors of the Sponsor, effective March 28, 2014.  Mr. Gee and Mr. Lohrey replace Patrick Dunne and Manish Mehta, who have resigned as Directors of the Sponsor, effective March 28, 2014.  Mr. Dunne will continue to serve as President and Chief Executive Officer of the Sponsor.

Paul C. Lohrey, 51, joined BlackRock, Inc., a global asset management firm, as a Managing Director in June 2010.  Prior to joining BlackRock, Inc., Mr. Lohrey served as Chief Investment Officer, Europe for The Vanguard Group from August 1994 to May 2010.  Mr. Lohrey earned a Bachelor of Arts degree in economics from Duke University in 1984 and an MBA in Finance from the University of Chicago in 1986.

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

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Not applicable.

Item 14. Principal Accounting Fees and Services.

(1) to (4). Fees for services performed by PricewaterhouseCoopers LLP for the years ended December 31, 2013 and 2012 were:

	2013	2012
Audit fees	$63,175	$111,425
Audit-related fees	—	1,500
Tax fees	—	—
All other fees	—	—
	$63,175	$112,925

(5) The Audit Committee of the Board of Directors of the Sponsor approved, prior to the commencement of the engagement, the engagement of, and compensation to be paid to, PricewaterhouseCoopers LLP as auditors of the registrant.

(6) None of the hours expended on PricewaterhouseCoopers LLP’s engagement to audit the registrant’s financial statements for the year ended December 31, 2013 were attributable to work performed by persons other than the principal accountant’s full-time, permanent employees.

PART IV

Item 15. Exhibits, Financial Statement Schedules.

a)(1) See Index to Financial Statements on Page F-1 for a list of the financial statements being filed as part of this report.

a)(2) Schedules have been omitted since they are either not required, not applicable, or the information has otherwise been included.

a)(3)

Exhibit No.	Description
4.1	First Amended and Restated Depositary Trust Agreement is incorporated by reference to Exhibit 4.1 filed with Annual Report on Form 10-K on February 28 , 2013

4.2	Standard Terms for Authorized Participant Agreements is incorporated by reference to Exhibit 4.2 filed with Registration Statement No. 333-156506 on December 30, 2008

10.1	Custodian Agreement is incorporated by reference to Exhibit 10.1 filed with Registration Statement No. 333-156506 on December 30, 2008

10.2	Sub-license Agreement is incorporated by reference to Exhibit 10.2 filed with Registration Statement No. 333-156506 on December 30, 2008

10.3	Amendment No. 1 to Custodian Agreement is incorporated by reference to Exhibit 10.3 filed with Registration Statement No. 333-137621 on September 27, 2006

10.4	Second Amendment to Custodian Agreement is incorporated by reference to Exhibit 10.1 filed with Current Report on Form 8-K on February 10, 2010

10.5	Third Amendment to Custodian Agreement is incorporated by reference to Exhibit 10.5 filed with Registration Statement No. 333-170492 on November 9, 2010

10.6	Fourth Amendment to Custodian Agreement is incorporated by reference to Exhibit 10.1 filed with Current Report on Form 8-K on February 14, 2012

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

In our opinion, the financial statements listed in the accompanying index present fairly, in all material respects, the financial position of iShares® Silver Trust (“the Trust”) at December 31, 2013 and 2012, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2013 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Trust maintained, in all material respects, effective internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control - Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Sponsor’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on these financial statements and on the Trust’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

/s/ PricewaterhouseCoopers LLP

San Francisco, California

February 28, 2014

iShares® Silver Trust

Balance Sheets

At December 31, 2013 and 2012

	December 31,
(Dollar amounts in $000’s)	2013	2012
ASSETS
Current assets
Silver bullion inventory (fair value of $6,243,467 and $9,710,962, respectively)	$6,243,467	$8,097,335
Receivable for capital Shares sold	—	37,668
TOTAL ASSETS	$6,243,467	$8,135,003

LIABILITIES, REDEEMABLE CAPITAL SHARES AND SHAREHOLDERS’ EQUITY (DEFICIT)
Current liabilities
Sponsor’s fees payable	$2,720	$4,308
Total liabilities	2,720	4,308

Commitments and contingent liabilities (Note 5)	—	—
Redeemable capital Shares, no par value, unlimited amount authorized (at redemption value) – 332,500,000 issued and outstanding at December 31, 2013 and 335,000,000 issued and outstanding at December 31, 2012	6,240,747	9,706,654
Shareholders’ equity (deficit)	—	(1,575,959)
TOTAL LIABILITIES, REDEEMABLE CAPITAL SHARES AND SHAREHOLDERS’ EQUITY (DEFICIT)	$6,243,467	$8,135,003

See notes to financial statements.

iShares® Silver Trust

Income Statements

For the years ended December 31, 2013, 2012 and 2011

	Years Ended December 31,
(Dollar amounts in $000’s, except for per Share amounts)	2013	2012	2011
Revenue
Proceeds from sales of silver to pay expenses	$41,406	$48,390	$57,898
Cost of silver sold to pay expenses	(43,296)	(37,369)	(33,103)
Gain (loss) on sales of silver to pay expenses	(1,890)	11,021	24,795
Gain (loss) on silver distributed for the redemption of Shares	(131,814)	427,775	3,102,905
Total gain (loss) on sales and distributions of silver	(133,704)	438,796	3,127,700
Adjustment to silver bullion inventory (Note 2B)	(1,781,266)	—	—
Total gain (loss) on silver	(1,914,970)	438,796	3,127,700
Expenses
Sponsor’s fees	39,818	48,656	57,615
Total expenses	39,818	48,656	57,615
NET INCOME (LOSS)	$(1,954,788)	$390,140	$3,070,085
Net income (loss) per Share	$(5.65)	$1.21	$9.16
Weighted-average Shares outstanding	345,697,260	322,923,770	335,012,740

See notes to financial statements.

iShares® Silver Trust

Statements of Changes in Shareholders’ Equity (Deficit)

For the years ended December 31, 2013, 2012 and 2011

	Years Ended December 31,
(Dollar amounts in $000’s)	2013	2012	2011
Shareholders’ equity (deficit) – beginning of period	$(1,575,959)	$(1,511,462)	$(5,105,181)
Net income (loss)	(1,954,788)	390,140	3,070,085
Adjustment of redeemable capital Shares to redemption value	3,530,747	(454,637)	523,634
Shareholders’ equity (deficit) – end of period	$—	$(1,575,959)	$(1,511,462)

See notes to financial statements.

iShares® Silver Trust

Statements of Cash Flows

For the years ended December 31, 2013, 2012 and 2011

	Years Ended December 31,
(Dollar amounts in $000’s)	2013	2012	2011
CASH FLOWS FROM OPERATING ACTIVITIES:
Proceeds from sales of silver	$41,406	$48,390	$57,898
Expenses – Sponsor’s fees paid	(41,406)	(48,390)	(57,898)
Net cash provided by operating activities	—	—	—
Increase (decrease) in cash	—	—	—
Cash, beginning of period	—	—	—
Cash, end of period	$—	$—	$—
RECONCILIATION OF NET INCOME (LOSS) TO NET CASH PROVIDED BY OPERATING ACTIVITIES:
Net income (loss)	$(1,954,788)	$390,140	$3,070,085
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
(Gain) loss on silver distributed for the redemption of Shares	131,814	(427,775)	(3,102,905)
Cost of silver sold to pay expenses	43,296	37,369	33,103
Adjustment to silver bullion inventory (Note 2B)	1,781,266	—	—
Change in operating assets and liabilities:
Sponsor’s fees payable	(1,588)	266	(283)
Net cash provided by operating activities	$—	$—	$—
Supplemental disclosure of non-cash information:
Carrying value of silver received for creation of Shares	$2,096,484	$2,496,406	$5,175,079
Carrying value of silver distributed for redemption of Shares, at average cost	$(2,163,458)	$(1,515,494)	$(3,600,654)

See notes to financial statements.

iShares® Silver Trust

Notes to Financial Statements

December 31, 2013

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

For financial statement purposes, the silver bullion held by the Trust is valued at the lower of cost or market, using the average cost method. Should the market value of the silver bullion held be lower than its average cost during the interim periods, an adjustment (“market value reserve”) to cost may be recorded by the Trust to reflect market value. Should the market value of the silver bullion held increase subsequent to the market value reserve being recorded, a “market value recovery” may be recorded during an interim period in the same fiscal year that the market value reserve is recorded by the Trust. The market value recovery recorded at an interim period may not exceed the previously recognized market value reserve. At the end of the Trust’s fiscal year, management will make a determination as to whether the reserve is recovered or whether the cost basis of silver should be written down. The market value reserve, market value recovery and inventory write down each are reported as a component of “Adjustment to silver bullion inventory.” Gain or loss on sales of silver bullion is calculated on a trade date basis. Fair value of the silver bullion is based on the price for an ounce of silver set each working day by three market making members of The London Bullion Market Association (“London Fix”).

The following table summarizes activity in silver bullion for the years ended December 31, 2013, 2012 and 2011 (all balances in 000’s):

December 31, 2013	Ounces	Average Cost	Fair Value	Realized Gain (Loss)
Beginning balance	324,239.1	$8,135,003	$9,710,962	$—
Silver contributed	82,810.6	2,096,484	2,096,484	—
Silver distributed	(85,164.1)	(2,163,458)	(2,031,644)	(131,814)
Silver sold	(1,707.8)	(43,296)	(41,406)	(1,890)
Adjustment to silver bullion inventory(a)	—	(1,781,266)	—	—
Adjustment for realized loss on silver	—	—	(133,704)	—
Adjustment for unrealized loss on silver	—	—	(3,357,225)	—
Ending balance	320,177.8	$6,243,467	$6,243,467	$(133,704)

December 31, 2012	Ounces	Average Cost	Fair Value	Realized Gain (Loss)
Beginning balance	308,833.3	$7,191,460	$8,702,922	$—
Silver contributed	79,657.0	2,496,406	2,496,406	—
Silver distributed	(62,700.4)	(1,515,494)	(1,943,269)	427,775
Silver sold	(1,550.8)	(37,369)	(48,390)	11,021
Adjustment for realized gain on silver	—	—	438,796	—
Adjustment for unrealized gain on silver	—	—	64,497	—
Ending balance	324,239.1	$8,135,003	$9,710,962	$438,796

December 31, 2011	Ounces	Average Cost	Fair Value	Realized Gain (Loss)
Beginning balance	351,136.8	$5,650,138	$10,755,319	$—
Silver contributed	139,996.4	5,175,079	5,175,079	—
Silver distributed	(180,659.8)	(3,600,654)	(6,703,559)	3,102,905
Silver sold	(1,640.1)	(33,103)	(57,898)	24,795
Adjustment for realized gain on silver	—	—	3,127,700	—
Adjustment for unrealized loss on silver	—	—	(3,593,719)	—
Ending balance	308,833.3	$7,191,460	$8,702,922	$3,127,700

(a)     At December 31, 2013, the market value of the silver bullion was below the average cost of the Trust’s silver bullion inventory held. As a result, the Trust recorded a permanent write down against the average cost of the silver bullion inventory of $1,781,266,115.

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

Activity in redeemable capital Shares for the years ended December 31, 2013, 2012 and 2011 was as follows (all balances in 000’s):

	Years ended December 31,
	2013		2012		2011
	Shares	Amount	Shares	Amount	Shares	Amount
Beginning balance	335,000	$9,706,654	317,500	$8,698,880	359,200	$10,750,994
Shares issued	85,750	2,096,484	82,150	2,496,406	143,550	5,175,079
Shares redeemed	(88,250)	(2,031,644)	(64,650)	(1,943,269)	(185,250)	(6,703,559)
Redemption value adjustment	—	(3,530,747)	—	454,637	—	(523,634)
Ending balance	332,500	$6,240,747	335,000	$9,706,654	317,500	$8,698,880

D.	Federal Income Taxes

The Trust is treated as a “grantor trust” for federal income tax purposes and, therefore, no provision for federal income taxes is required. Any interest, expenses, gains and losses are “passed through” to the holders of Shares of the Trust.

The Sponsor has reviewed the tax positions as of December 31, 2013 and has determined that no provision for income tax is required in the Trust’s financial statements.

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

Date: February 28, 2014

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities* and on the dates indicated.

/s/ Patrick J. Dunne

Patrick J. Dunne

Director, President and Chief Executive Officer

(Principal executive officer)

Date: February 28, 2014

/s/ Jack Gee

Jack Gee

Chief Financial Officer

(Principal financial officer)

Date: February 28, 2014

/s/ Philip J. Jensen

Philip J. Jensen

Director

Date: February 28, 2014

/s/ Peter F. Landini

Peter F. Landini

Director

Date: February 28, 2014

/s/ Kimun Lee

Kimun Lee

Director

Date: February 28, 2014

/s/ Manish Mehta

Manish Mehta

Director

Date: February 28, 2014

*     The registrant is a trust and the persons are signing in their capacities as officers or directors of iShares® Delaware Trust Sponsor LLC, the Sponsor of the registrant.