Form 10-Q
period 2014-03-31
iShares Silver Trust
filed 2014-05-12
CIK 1330568

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2014

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from ________ to ________

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

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

iShares® Silver Trust

Balance Sheets (Unaudited)

At March 31, 2014 and December 31, 2013

(Dollar amounts in $000’s, except for per Share amounts)	March 31, 2014		December 31, 2013
ASSETS
Current assets
Investment in silver bullion	$6,556,992	(a)	$—
Silver bullion inventory	—		6,243,467	(b)
Total Assets	$6,556,992		$6,243,467

LIABILITIES, REDEEMABLE CAPITAL SHARES AND SHAREHOLDERS’ EQUITY (DEFICIT)
Current liabilities
Sponsor’s fees payable	$2,889		$2,720
Total Liabilities	2,889		2,720

Commitments and contingent liabilities (Note 6)	—		—
Redeemable capital Shares (at redemption value)	—		6,240,747
Shareholders’ equity (deficit)	6,554,103	(c)	—
TOTAL LIABILITIES, REDEEMABLE CAPITAL SHARES AND SHAREHOLDERS’ EQUITY (DEFICIT)	$6,556,992		$6,243,467

Shares issued and outstanding(d)	341,400,000		332,500,000
Net asset value per Share(e)	$19.20

(a)     Presented at fair value at March 31, 2014 (cost: $6,420,930).

(b)     Presented at the lower of cost or market value at December 31, 2013 (fair value: $6,243,467). Please refer to Note 2C.

(c)     Represents net asset value. Please refer to Note 2D.

(d)     No par value, unlimited amount authorized.

(e)     Effective January 1, 2014, the Trust qualifies as an investment company for accounting purposes. Disclosure of net asset value per Share is required for investment companies. Please refer to Note 2B.

See notes to financial statements.

iShares® Silver Trust

Income Statements (Unaudited)

For the three months ended March 31, 2014 and 2013

	Three Months Ended March 31,
(Dollar amounts in $000’s, except for per Share amounts)	2014	2013
Revenue
Proceeds from sales of silver bullion inventory to pay expenses	$—	$12,627
Cost of silver bullion inventory sold to pay expenses	—	(10,653)
Gain on sales of silver bullion inventory to pay expenses	—	1,974
Gain on silver bullion distributed for the redemption of Shares	—	93,290
Total gain on sales and distributions of silver bullion	—	95,264
Expenses
Sponsor’s fees	8,172	12,510
Total expenses	8,172	12,510
Net investment loss(a)	$(8,172)
Net Realized and Unrealized Gain (Loss)
Net realized gain from investment in silver bullion sold to pay expenses	255	—
Net realized gain from silver bullion distributed for the redemption of Shares	9,750	—
Net change in unrealized appreciation/depreciation on investment in silver bullion	136,062	—
Net realized and unrealized gain	146,067	—
Net income	$137,895	$82,754

Net income per Share	$0.41	$0.24
Weighted-average Shares outstanding	337,061,111	349,818,333

(a)     Effective January 1, 2014, the Trust qualifies as an investment company for accounting purposes. Net investment loss is applicable to investment companies. Please refer to Note 2B.

See notes to financial statements.

iShares® Silver Trust

Statements of Changes in Shareholders’ Equity (Deficit) (Unaudited)

For the three months ended March 31, 2014 and the year ended December 31, 2013

(Dollar amounts in $000’s)	Three Months Ended March 31, 2014		Year Ended December 31, 2013
Shareholders’ equity (deficit) – beginning of period(a)	$6,240,747	(b)	$(1,575,959)
Subscriptions	382,350		—
Redemptions	(206,889)		—
Net investment loss	(8,172)		—
Net realized gain from investment in silver bullion sold to pay expenses	255		—
Net realized gain from silver bullion distributed for the redemption of Shares	9,750		—
Net change in unrealized appreciation/depreciation on investment in silver bullion	136,062		—
Net loss	—		(1,954,788)
Adjustment of redeemable capital Shares to redemption value	—		3,530,747
Shareholders’ equity (deficit) – end of period	$6,554,103	(b)	$—

(a)     The Trust reclassified redeemable capital Shares as of December 31, 2013 into shareholders’ equity as part of its transition to investment company accounting effective January 1, 2014. Please refer to Note 2B.

(b)     Represents net asset value. Please refer to Note 2D.

See notes to financial statements.

iShares® Silver Trust

Statements of Cash Flows (Unaudited)

For the three months ended March 31, 2014 and 2013

	Three Months Ended March 31,
(Dollar amounts in $000’s)	2014	2013
Cash flows from operating activities:
Proceeds from sales of silver bullion inventory to pay expenses	$8,003	$12,627
Expenses – Sponsor’s fees paid	(8,003)	(12,627)
Net cash provided by operating activities	—	—
Increase (decrease) in cash	—	—
Cash, beginning of period	—	—
Cash, end of period	$—	$—
RECONCILIATION OF NET INCOME TO NET CASH PROVIDED BY OPERATING ACTIVITIES:
Net income	$137,895	$82,754
Adjustments to reconcile net income to net cash provided by operating activities:
Proceeds from sales of investment in silver bullion sold to pay expenses	8,003	—
Net realized gain from investment in silver bullion sold to pay expenses	(255)	—
Cost of silver bullion inventory sold to pay expenses	—	10,653
Net realized gain from silver bullion distributed for the redemption of Shares	(9,750)	(93,290)
Net change in unrealized appreciation/depreciation on investment in silver bullion	(136,062)	—
Change in operating assets and liabilities:
Sponsor’s fees payable	169	(117)
Net cash provided by operating activities	$—	$—

Supplemental disclosure of non-cash information:
Silver bullion contributed for subscription of Shares(a)	$382,350	$1,135,668
Silver bullion distributed for redemption of Shares(a)	$(206,889)	$(431,368)

(a)     Presented at fair value for the three months ended March 31, 2014 and at cost for the three months ended March 31, 2013.

See notes to financial statements.

iShares® Silver Trust

Schedule of Investments(a) (Unaudited)

At March 31, 2014

(All balances in 000’s) Description	Ounces	Cost	Fair Value	Percentage of Net Asset Value
Silver bullion	328,342.1	$6,420,930	$6,556,992	100.04%

(a)     Effective January 1, 2014, the Trust qualifies as an investment company for accounting purposes. Disclosure of a schedule of investments is required for investment companies. Please refer to Note 2B.

See notes to financial statements.

iShares® Silver Trust

Notes to Financial Statements (Unaudited)

March 31, 2014

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

The Trust seeks to reflect generally the performance of the price of silver. The Trust seeks to reflect such performance before payment of the Trust’s expenses and liabilities. The Trust is designed to provide a vehicle for investors to own interests in silver bullion.

The accompanying unaudited financial statements were prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and with the instructions for Form 10-Q and the rules and regulations of the U.S. Securities and Exchange Commission (the “SEC”). In the opinion of management, all material adjustments, consisting only of normal recurring adjustments considered necessary for a fair statement of the interim period financial statements have been made. Interim period results are not necessarily indicative of results for a full-year period. These financial statements and the notes thereto should be read in conjunction with the Trust’s financial statements included in its Annual Report on Form 10-K for the year ended December 31, 2013, as filed with the SEC on February 28, 2014.

Effective January 1, 2014, the Trust qualifies as an investment company for accounting purposes and follows the accounting and reporting guidance under the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification Topic 946, Financial Services – Investment Companies (“Topic 946”), but is not registered, and is not required to be registered, under the Investment Company Act of 1940, as amended (the “Investment Company Act”). Please refer to Note 2B Investment Company Status.

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

B.	Investment Company Status

In June 2013, the FASB issued Accounting Standards Update 2013-08, Investment Companies – Amendments to the Scope, Measurement, and Disclosure Requirements (“ASU 2013-08”). ASU 2013-08 is an update to Topic 946 that provides guidance to assess whether an entity is an investment company, and gives additional measurement and disclosure requirements for an investment company. ASU 2013-08 is effective for interim and annual periods beginning after December 15, 2013 and is required to be applied prospectively. Assessment of the Trust’s status as an investment company under ASU 2013-08 determined that the Trust meets all of the fundamental characteristics of an investment company for accounting purposes. As a result, effective January 1, 2014, the Trust qualifies as an investment company soley for accounting purposes pursuant to the accounting and reporting guidance under Topic 946, but is not registered, and is not required to be registered, under the Investment Company Act.

As a result of the prospective application of ASU 2013-08, certain disclosures required of Topic 946 are only presented for periods beginning January 1, 2014.  Financial statements and disclosures for periods prior to January 1, 2014 will continue to be presented in their previously reported form, however certain captions have been changed. The primary changes to the financial statements resulting from the adoption of ASU 2013-08 and application of Topic 946 include:

●	reporting of silver bullion at fair value on the Balance Sheet, which was previously reported at the lower of cost or market;
●

recognition of the change in unrealized appreciation or depreciation on investments in silver bullion is reported on the Income Statement, which was previously reported as an “Adjustment to redeemable capital Shares to redemption value” on the Statement of Changes in Shareholders’ Equity (Deficit);

●

Shares of the Trust are classified as “Shareholders’ equity,” representing the net asset value on the Balance Sheet, which was previously classified as “Redeemable capital Shares.” An adjustment was recorded at January 1, 2014 to reclassify the balance of redeemable capital Shares at December 31, 2013 into shareholders’ equity as follows (all balances in 000’s):

	Balance at December 31, 2013	ASU 2013-08 Transition Adjustment	Balance at January 1, 2014
Redeemable capital Shares	$6,240,747	$(6,240,747)	$—
Shareholders’ equity	—	6,240,747	6,240,747

●	the addition of a Schedule of Investments and a Financial Highlights note to the financial statements.

ASU 2013-08 prescribes that an entity that qualifies as an investment company as a result of an assessment of its status shall account for the effect of the change in status prospectively from the date of the change in status and shall recognize any impact as a cumulative effect adjustment to the net asset value at the beginning of the period. No cumulative effect adjustment to net asset value was required to be recorded as a result of adopting ASU 2013-08 because the fair value of silver bullion held by the Trust equaled the cost of silver bullion held by Trust at December 31, 2013 and therefore there was no accumulated shareholders’ equity (deficit).

C.	Silver Bullion

JPMorgan Chase Bank N.A., London branch (the “Custodian”), is responsible for the safekeeping of silver bullion owned by the Trust.

Beginning January 1, 2014, the silver bullion held by the Trust is valued at fair value. Prior to January 1, 2014, the silver bullion held by the Trust was valued at the lower of cost or market, using the average cost method. In applying the lower of cost or market valuation, if the fair value of the silver bullion held was lower than its average cost during the interim periods, an adjustment (“market value reserve”) to cost was recorded by the Trust to reflect fair value. If the fair value of the silver bullion held increased subsequent to the market value reserve being recorded, a “market value recovery” was recorded during an interim period in the same fiscal year that the market value reserve had been recorded by the Trust. The market value recovery recorded at an interim period could not exceed the previously recognized market value reserve. At the end of the Trust’s fiscal year, management made a determination as to whether the reserve was recovered or whether the cost basis of silver bullion was written down. The market value reserve, market value recovery and inventory write down each were reported as a component of “Adjustment to silver bullion inventory.”

Fair value of the silver bullion is based on the price for an ounce of silver set each working day by three market making members of The London Bullion Market Association (“London Fix”).

Gain or loss on sales of silver bullion is calculated on a trade date basis using the average cost method.

The following table summarizes activity in silver bullion for the three months ended March 31, 2014 (all balances in 000’s):

	Ounces	Average Cost	Fair Value	Net Realized Gain (Loss)
Beginning balance	320,177.8	$6,243,467	$6,243,467	$—
Silver bullion contributed	18,663.1	382,350	382,350	—
Silver bullion distributed	(10,101.9)	(197,139)	(206,889)	9,750
Silver bullion sold	(396.9)	(7,748)	(8,003)	255
Net realized gain on silver bullion	—	—	10,005	—
Net change in unrealized appreciation/depreciation on investment in silver bullion	—	—	136,062	—
Ending balance	328,342.1	$6,420,930	$6,556,992	$10,005

The following table summarizes activity in silver bullion for the year ended December 31, 2013 (all balances in 000’s):

	Ounces	Average Cost	Fair Value	Realized Gain (Loss)
Beginning balance	324,239.1	$8,135,003	$9,710,962	$—
Silver bullion contributed	82,810.6	2,096,484	2,096,484	—
Silver bullion distributed	(85,164.1)	(2,163,458)	(2,031,644)	(131,814)
Silver bullion sold	(1,707.8)	(43,296)	(41,406)	(1,890)
Adjustment to silver bullion inventory(a)	—	(1,781,266)	—	—
Adjustment for realized loss on silver bullion	—	—	(133,704)	—
Adjustment for unrealized loss on silver bullion	—	—	(3,357,225)	—
Ending balance	320,177.8	$6,243,467	$6,243,467	$(133,704)

(a)     At December 31, 2013, the market value of the silver bullion was below the average cost of the Trust’s silver bullion inventory held. As a result, the Trust recorded a permanent write down against the average cost of the silver bullion inventory of $1,781,266,115.

D.	Calculation of Net Asset Value

On each business day, as soon as practicable after 4:00 p.m. (New York time), the net asset value of the Trust is obtained by subtracting all accrued fees, expenses and other liabilities of the Trust from the fair value of the silver held by the Trust and other assets of the Trust. The result is the net asset value of the Trust. The Trustee computes the net asset value per Share by dividing the net asset value of the Trust by the number of Shares outstanding on the date the computation is made.

E.	Offering of the Shares

Trust Shares are issued and redeemed continuously in aggregations of 50,000 Shares in exchange for silver bullion rather than cash. Individual investors cannot purchase or redeem Shares in direct transactions with the Trust. The Trust only transacts with registered broker-dealers that are eligible to settle securities transactions through the book-entry facilities of the Depository Trust Company and that have entered into a contractual arrangement with the Trust and the Sponsor governing, among other matters, the creation and redemption of Shares (such broker-dealers, the “Authorized Participants”). Holders of Shares of the Trust may redeem their Shares at any time acting through an Authorized Participant and in the prescribed aggregations of 50,000 Shares; provided, that redemptions of Shares may be suspended during any period while regular trading on NYSE Arca, Inc. (“NYSE Arca”) is suspended or restricted, or in which an emergency exists as a result of which delivery, disposal or evaluation of silver is not reasonably practicable.

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

When silver bullion is exchanged in settlement of a redemption, it is considered a sale of silver bullion for accounting purposes.

As noted in Note 2B above, beginning January 1, 2014, Shares of the Trust are classified as shareholders’ equity. The Trust reflects Shares issued and Shares redeemed within shareholders’ equity on trade date.

Share activity was as follows (all balances in 000’s):

	Three Months Ended March 31, 2014
	Shares	Amount
Shares issued	19,400	$382,350
Shares redeemed	(10,500)	(206,889)
Net increase	8,900	$175,461

Prior to January 1, 2014, Shares of the Trust were classified as “redeemable” for balance sheet purposes. Due to the expected continuing sales and redemption of capital stock and the three-day period for Share settlement, the Trust reflected redeemable capital Shares sold as a receivable, rather than as contra equity. Shares redeemed were reflected as a contra asset on the trade date. Outstanding Trust Shares were reflected at redemption value, which was the net asset value per Share at the period end date. Adjustments to redemption value were reflected in shareholders’ equity (deficit).

Activity in redeemable capital Shares was as follows (all balances in 000’s):

	Year Ended December 31, 2013
	Shares	Amount
Beginning balance	335,000	$9,706,654
Shares issued	85,750	2,096,484
Shares redeemed	(88,250)	(2,031,644)
Redemption value adjustment	—	(3,530,747)
Ending balance	332,500	$6,240,747

F.	Federal Income Taxes

The Trust is treated as a “grantor trust” for federal income tax purposes and, therefore, no provision for federal income taxes is required. Any interest, expenses, gains and losses are “passed through” to the holders of Shares of the Trust.

The Sponsor has reviewed the tax positions as of March 31, 2014 and has determined that no provision for income tax is required in the Trust’s financial statements.

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

5 - Indemnification

The Trust Agreement provides that the Sponsor and its shareholders, directors, officers, employees, affiliates (as such term is defined under the Securities Act of 1933, as amended) and subsidiaries shall be indemnified from the Trust and held harmless against any loss, liability, or expense arising out of or in connection with the performance of their obligations under the Trust Agreement or any actions taken in accordance with the provisions of the Trust Agreement and incurred without their (1) negligence, bad faith or willful misconduct or (2) reckless disregard of their obligations and duties under the Trust Agreement.

The Trust has agreed to indemnify the Custodian for any loss incurred in connection with the Custodian Agreement, other than losses due to the Custodian’s negligence, fraud or willful default.

6 - Commitments and Contingent Liabilities

In the normal course of business, the Trust may enter into contracts with service providers that contain general indemnification clauses. The Trust’s maximum exposure under these arrangements is unknown as this would involve future claims that may be made against the Trust that have not yet occurred.

7 - Concentration Risk

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

8 - Financial Highlights

Effective January 1, 2014, the Trust qualifies as an investment company for accounting purposes. Disclosure of financial highlights is required for investment companies. Please refer to Note 2B. The following financial highlights relate to investment performance and operations for a Share outstanding for the period from January 1, 2014 to March 31, 2014.

Three Months Ended March 31, 2014

Net asset value per Share, beginning of period	$18.77

Net investment loss(a)	(0.02)
Net realized and unrealized gain(a)	0.45
Net increase in net assets from operations	0.43
Net asset value per Share, end of period	$19.20

Total return, at net asset value(b)	2.29%

Ratio to average net assets:
Net investment loss(c)	(0.50)%
Expenses(c)	0.50%

(a)      Based on average Shares outstanding during the period.

(b)     Based on the change in net asset value of a Share during the period. Percentage is not annualized.

(c)     Percentage is annualized.

9 - Investment Valuation

FASB Codification Topic 820, Fair Value Measurements and Disclosures, defines fair value as the price the Trust would receive to sell an asset or pay to transfer a liability in an orderly transaction between market participants at the measurement date. Beginning January 1, 2014, the Trust’s policy is to value its investments at fair value.

Various inputs are used in determining the fair value of assets and liabilities. Inputs may be based on independent market data (“observable inputs”) or they may be internally developed (“unobservable inputs”). These inputs are categorized into a disclosure hierarchy consisting of three broad levels for financial reporting purposes. The level of a value determined for an asset or liability within the fair value hierarchy is based on the lowest level of any input that is significant to the fair value measurement in its entirety. The three levels of the fair value hierarchy are as follows:

Level 1 –	Unadjusted quoted prices in active markets for identical assets or liabilities;

Level 2 –

Inputs other than quoted prices included within Level 1 that are observable for the asset or liability either directly or indirectly, including quoted prices for similar assets or liabilities in active markets, quoted prices for identical or similar assets or liabilities in markets that are not considered to be active, inputs other than quoted prices that are observable for the asset or liability, and inputs that are derived principally from or corroborated by observable market data by correlation or other means; and

Level 3 –	Unobservable inputs that are unobservable for the asset or liability, including the Trust’s assumptions used in determining the fair value of investments.

At March 31, 2014, the value of the silver bullion held by the Trust is categorized as Level 1.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This information should be read in conjunction with the financial statements and notes to financial statements included in Item 1 of Part I of this Form 10-Q. The discussion and analysis that follows may contain statements that relate to future events or future performance. In some cases, such forward-looking statements can be identified by terminology such as “may,” “should,” “could,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “potential” or the negative of these terms or other comparable terminology. Except as required by applicable disclosure laws, neither the Sponsor, nor any other person assumes responsibility for the accuracy or completeness of any forward-looking statements. Neither the Trust nor the Sponsor is under a duty to update any of the forward-looking statements to conform such statements to actual results or to a change in the Sponsor’s expectations or predictions.

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

The Trust is a passive investment vehicle and seeks to reflect generally the performance of the price of silver. The Trust seeks to reflect such performance before payment of the Trust’s expenses and liabilities. The Trust does not engage in any activities designed to obtain a profit from, or ameliorate losses caused by, changes in the price of silver.

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

Valuation of Silver Bullion

Beginning January 1, 2014, the silver bullion held by the Trust is valued at fair value. Prior to January 1, 2014, silver bullion held by the Trust was recorded at the lower of cost or market. In applying the lower of cost or market valuation, if the fair value of the silver bullion held was lower than its average cost during the interim periods, an adjustment (“market value reserve”) to cost was recorded by the Trust to reflect fair value. If the fair value of the silver bullion held increased subsequent to the market value reserve being recorded, a “market value recovery” was recorded during an interim period in the same fiscal year that the market value reserve had been recorded by the Trust. The market value recovery recorded at an interim period could not exceed the previously recognized market value reserve. At the end of the Trust’s fiscal year, management made a determination as to whether the reserve was recovered or whether the cost basis of silver bullion was written down. The market value reserve, market value recovery and inventory write down each were reported as a component of “Adjustment to silver bullion inventory.”

Fair value of the silver bullion is based on the London Fix.

There are other indicators of the value of silver bullion that are available that could be different than that chosen by the Trust. The London Fix is used by the Trust because it is commonly used by the U.S. silver market as an indicator of the value of silver, and is permitted to be used under the Trust Agreement. The use of an indicator of the value of silver bullion other than the London Fix could result in materially different fair value pricing of the silver in the Trust, and as such, could result in different lower of cost or market adjustments or in different redemption value adjustments of the outstanding Shares.

Results of Operations

The Quarter Ended March 31, 2014

The Trust’s net asset value grew from $6,240,747,397 at December 31, 2013 to $6,554,103,131 at March 31, 2014, a 5.02% increase. The increase in the Trust’s net asset value resulted primarily from an increase in outstanding Shares, which rose from 332,500,000 Shares at December 31, 2013 to 341,400,000 Shares at March 31, 2014, a consequence of 19,400,000 Shares (388 Baskets) being created and 10,500,000 Shares (210 Baskets) being redeemed during the quarter. The Trust’s net asset value also benefited from an increase in the London Fix price, which rose 2.41% from $19.50 at December 31, 2013 to $19.97 at March 31, 2014.

The 2.29% rise in the Trust’s net asset value per Share from $18.77 at December 31, 2013 to $19.20 at March 31, 2014 is directly related to the 2.41% increase in the London Fix price.

The Trust’s net asset value per Share increased slightly less than the price of silver on a percentage basis due to the Sponsor’s fees, which were $8,172,250 for the quarter, or 0.12% of the Trust’s average weighted assets of $6,632,238,474 during the quarter. The net asset value per Share of $21.21 on February 24, 2014 was the highest during the quarter, compared with a low during the quarter of $18.54 on February 3, 2014. The net asset value of the Trust is obtained by subtracting the Trust’s expenses and liabilities on any day from the value of the silver owned by the Trust on that day; the net asset value per Share is obtained by dividing the net asset value of the Trust on a given day by the number of Shares outstanding on that day.

Net income for the quarter ended March 31, 2014 was $137,895,047, resulting from a net investment loss of $8,172,250, a net gain of $255,012 from investment in silver bullion sold to pay expenses, a net gain of $9,750,098 on silver bullion distributed for the redemption of Shares and unrealized appreciation on investment in silver bullion of $136,062,187. Other than the Sponsor’s fees of $8,172,250, the Trust had no expenses during the quarter.

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

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

There have been no material changes to the Risk Factors last reported under Part I, Item 1A of the registrant’s Annual Report on Form 10-K for the year ended December 31, 2013, filed with the Securities and Exchange Commission on February 28, 2014.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

a) None.

b) Not applicable.

c) 10,500,000 Shares (210 Baskets) were redeemed during the quarter ended March 31, 2014.

Period	Total Number of Shares Redeemed	Average Ounces of Silver Per Share
01/01/14 to 01/31/14	3,500,000	0.9624
02/01/14 to 02/28/14	7,000,000	0.9619
03/01/14 to 03/31/14	—	—
Total	10,500,000	0.9621

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

Date: May 12, 2014

/s/ Jack Gee

Jack Gee

Chief Financial Officer

(Principal financial and accounting officer)

Date: May 12, 2014

*     The registrant is a trust and the persons are signing in their capacities as officers of iShares® Delaware Trust Sponsor LLC, the Sponsor of the registrant.