Form 10-Q
period 2014-06-30
iShares Silver Trust
filed 2014-08-08
CIK 1330568

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2014

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

PART 1 – FINANCIAL INFORMATION

Item 1. Financial Statements

iShares® Silver Trust

Balance Sheets (Unaudited)

At June 30, 2014 and December 31, 2013

(Dollar amounts in $000’s, except for per Share amounts)	June 30, 2014		December 31, 2013
ASSETS
Current assets
Investment in silver bullion	$6,738,358	(a)	$—
Silver bullion inventory	—		6,243,467	(b)
TOTAL ASSETS	$6,738,358		$6,243,467

LIABILITIES, REDEEMABLE CAPITAL SHARES AND SHAREHOLDERS’ EQUITY (DEFICIT)
Current liabilities
Sponsor’s fees payable	$2,679		$2,720
Total liabilities	2,679		2,720

Commitments and contingent liabilities (Note 6)	—		—
Redeemable capital Shares (at redemption value)	—		6,240,747
Shareholders’ equity (deficit)	6,735,679	(c)	—
TOTAL LIABILITIES, REDEEMABLE CAPITAL SHARES AND SHAREHOLDERS’ EQUITY (DEFICIT)	$6,738,358		$6,243,467

Shares issued and outstanding(d)	336,150,000		332,500,000
Net asset value per Share(e)	$20.04

(a)     Presented at fair value at June 30, 2014 (cost: $6,310,696)

(b)     Presented at the lower of cost or market value at December 31, 2013 (fair value: $6,243,467). Please refer to Note 2C for accounting policy.

(c)     Represents net asset value. Please refer to Note 2D.

(d)     No par value, unlimited amount authorized.

(e)     Effective January 1, 2014, the Trust qualifies as an investment company for accounting purposes. Disclosure of net asset value per Share is required for investment companies. Please refer to Note 2B.

See notes to financial statements.

iShares® Silver Trust

Income Statements (Unaudited)

For the three and six months ended June 30, 2014 and 2013

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollar amounts in $000’s, except for per Share amounts)	2014	2013	2014	2013
Revenue
Proceeds from sales of silver bullion inventory to pay expenses	$—	$10,976	$—	$23,603
Cost of silver bullion inventory sold to pay expenses	—	(11,339)	—	(21,992)
Gain (loss) on sales of silver bullion inventory to pay expenses	—	(363)	—	1,611
Gain (loss) on silver bullion distributed for the redemption of Shares	—	(91,671)	—	1,619
Total gain (loss) on sales and distributions of silver bullion	—	(92,034)	—	3,230
Adjustment to silver bullion inventory(a)(b)	—	(2,121,444)	—	(2,121,444)
Total loss on silver bullion	—	(2,213,478)	—	(2,118,214)
Expenses
Sponsor’s fees	8,072	9,585	16,244	22,095
Total expenses(b)	8,072	9,585	16,244	22,095
Net investment loss(c)	(8,072)		(16,244)
Net Realized and Unrealized Gain (Loss)
Net realized gain (loss) from investment in silver bullion sold to pay expenses	(147)	—	108	—
Net realized gain from silver bullion distributed for the redemptions of Shares	5,554	—	15,304	—
Net change in unrealized appreciation/depreciation on investment in silver bullion	291,600	—	427,662	—
Net realized and unrealized gain	297,007	—	443,074	—
NET INCOME (LOSS)	$288,935	$(2,223,063)	$426,830	$(2,140,309)

Net income (loss) per Share	$0.84	$(6.53)	$1.25	$(6.20)
Weighted-average Shares outstanding	343,413,187	340,395,055	340,254,696	345,080,663

(a)     In connection with the lower of cost or market valuation standard for inventory, at June 30, 2013 a market value reserve was recorded against the carrying value of the Trust’s silver bullion inventory as a result of the market value of silver bullion held falling below its average cost. Please refer to Note 2C for accounting policy.

(b)     In connection with the annual reporting close for the year ended December 31, 2013, management determined the manner in which it had previously reported the market value reserve on the Trust’s silver bullion inventory within previously issued quarterly financial statements was incorrect. The recognition of a market value reserve to the Trust’s inventory at June 30, 2013, which represents the adjustment necessary to reflect the carrying value of silver bullion inventory to the lower of cost or market value, was incorrectly reported as an expense of the Trust in the previously issued quarterly financial statements. Management determined that, according to U.S. GAAP, adjustments to the carrying value of the Trust’s silver bullion inventory should be reflected against the revenues such inventory generates. For the three months ended June 30, 2013 and six months ended June 30, 2013, total gain (loss) on silver was overstated by $2,121,444,013 and total expenses were overstated by the same amount in the previously issued quarterly financial statements. Management evaluated the impact of this correction to the previously issued financial statements and determined that the historical presentation of the inventory reserves did not materially misstate the previously issued quarterly financial statements; however, because of the amount involved with this adjustment, the presentation has been corrected, and the previously filed financial statements for the three and six months ended June 30, 2013 have been revised accordingly.

(c)     Effective January 1, 2014, the Trust qualifies as an investment company for accounting purposes. Net investment loss is applicable to investment companies. Please refer to Note 2B.

See notes to financial statements.

iShares® Silver Trust

Statements of Changes in Shareholders’ Equity (Deficit) (Unaudited)

For the six months ended June 30, 2014 and the year ended December 31, 2013

(Dollar amounts in $000’s)	Six Months Ended June 30, 2014		Year Ended December 31, 2013
Shareholders’ equity (deficit) – beginning of period(a)	$6,240,747	(b)	$(1,575,959)
Subscriptions	602,557		—
Redemptions	(534,455)		—
Net investment loss	(16,244)		—
Net realized gain from investment in silver bullion sold to pay expenses	108		—
Net realized gain from silver bullion distributed for the redemption of Shares	15,304		—
Net change in unrealized appreciation/depreciation on investment in silver bullion	427,662		—
Net loss	—		(1,954,788)
Adjustment of redeemable capital Shares to redemption value	—		3,530,747
Shareholders’ equity (deficit) – end of period	$6,735,679	(b)	$—

(a)     The Trust reclassified redeemable capital Shares as of December 31, 2013 into shareholders’ equity as part of its transition to investment company accounting effective January 1, 2014. Please refer to Note 2B.

(b)     Represents net asset value. Please refer to Note 2D.

See notes to financial statements.

iShares® Silver Trust

Statements of Cash Flows (Unaudited)

For the six months ended June 30, 2014 and 2013

	Six Months Ended June 30,
(Dollar amounts in $000’s)	2014	2013
CASH FLOWS FROM OPERATING ACTIVITIES:
Proceeds from sales of silver bullion inventory to pay expenses	$16,285	$23,603
Expenses – Sponsor’s fees paid	(16,285)	(23,603)
Net cash provided by operating activities	—	—
Increase (decrease) in cash	—	—
Cash, beginning of period	—	—
Cash, end of period	$—	$—
RECONCILIATION OF NET INCOME (LOSS) TO NET CASH PROVIDED BY OPERATING ACTIVITIES:
Net income (loss)	$426,830	$(2,140,309)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Proceeds from sales of investment in silver bullion sold to pay expenses	16,285	—
Net realized gain from investment in silver bullion sold to pay expenses	(108)	—
Cost of silver bullion inventory sold to pay expenses	—	21,992
Net realized gain from silver bullion distributed for the redemptions of Shares	(15,304)	(1,619)
Net change in unrealized appreciation/depreciation on investment in silver bullion	(427,662)	—
Adjustment to silver bullion inventory(a)	—	2,121,444
Change in operating assets and liabilities:
Sponsor’s fees payable	(41)	(1,508)
Net cash provided by operating activities	$—	$—
Supplemental disclosure of non-cash information:
Silver bullion contributed for subscription of Shares(b)	$602,557	$1,390,292
Silver bullion distributed for redemption of Shares(b)	$(534,455)	$(1,375,301)

(a)     Previously reported as “market value reserve.” Please refer to Note 2C for accounting policy.

(b)     Presented at fair value for the six months ended June 30, 2014 and at cost for the six months ended June 30, 2013.

See notes to financial statements.

iShares® Silver Trust

Schedule of Investments(a) (Unaudited)

At June 30, 2014

(All Balances in 000’s)

Description	Ounces	Cost	Fair Value	Percentage of Net Asset Value
Silver bullion	322,872.9	$6,310,696	$6,738,358	100.04%

(a)      Effective January 1, 2014, the Trust qualifies as an investment company for accounting purposes. Disclosure of a schedule of investments is required for investment companies. Please refer to Note 2B.

See notes to financial statements.

iShares® Silver Trust

Notes to Financial Statements (Unaudited)

June 30, 2014

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

In June 2013, the FASB issued Accounting Standards Update 2013-08, Investment Companies – Amendments to the Scope, Measurement, and Disclosure Requirements (“ASU 2013-08”). ASU 2013-08 is an update to Topic 946 that provides guidance to assess whether an entity is an investment company, and gives additional measurement and disclosure requirements for an investment company. ASU 2013-08 is effective for interim and annual periods beginning after December 15, 2013 and is required to be applied prospectively. Assessment of the Trust’s status as an investment company under ASU 2013-08 determined that the Trust meets all of the fundamental characteristics of an investment company for accounting purposes. As a result, effective January 1, 2014, the Trust qualifies as an investment company solely for accounting purposes pursuant to the accounting and reporting guidance under Topic 946, but is not registered, and is not required to be registered, under the Investment Company Act.

As a result of the prospective application at ASU 2013-08, certain disclosures required by Topic 946 are only presented for periods beginning

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
●

recognition of the change in unrealized appreciation or depreciation on investments in silver bullion is reported on the Income Statement, which was previously reported as an “Adjustment of redeemable capital Shares to redemption value” on the Statement of Changes in Shareholders’ Equity (Deficit);

●

Shares of the Trust are classified as “Shareholders’ equity,” representing the net asset value on the Balance Sheet, which was previously classified as “Redeemable capital Shares.” An adjustment was recorded at January 1, 2014 to reclassify the balance of redeemable capital Shares at December 31, 2013 into shareholders' equity as follows (all balances in 000’s):

	Balance at December 31, 2013	ASU 2013-08 Transition Adjustment	Balance at January 1, 2014
Redeemable capital Shares	$6,240,747	$(6,240,747)	$—
Shareholders' equity	—	6,240,747	6,240,747

●	the addition of a Schedule of Investments and a Financial Highlights note to the financial statements.

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

Beginning January 1, 2014, the silver bullion held by the Trust is valued at fair value. Prior to January 1, 2014, the silver bullion held by the Trust was valued at the lower of cost or market, using the average cost method. In applying the lower of cost or market valuation, if the fair value of the silver bullion held was lower than its average cost during the interim periods, an adjustment (“market value reserve”) to cost was recorded by the Trust to reflect fair value. If the fair value of the silver bullion held increased subsequent to the market value reserve being recorded, a “market value recovery” was recorded during an interim period in the same fiscal year that the market value reserve had been recorded by the Trust. The market value recovery recorded at an interim period could not exceed the previously recognized market value reserve. At the end of the Trust’s fiscal year, management made a determination as to whether the reserve was recovered or whether the cost basis of silver was written down. The market value reserve, market value recovery and inventory write down each were reported as a component of “Adjustment to silver bullion inventory.”

Fair value of the silver bullion is based on the price for an ounce of silver set each working day by three market making members of The London Bullion Market Association (“London Fix”). Please refer to Note 10.

Gain or loss on sales of silver bullion is calculated on a trade date basis using the average cost method.

The following table summarizes activity in silver bullion for the three months ended June 30, 2014 (all balances in 000’s):

	Ounces	Average Cost	Fair Value	Realized Gain (Loss)
Beginning balance	328,342.1	$6,420,930	$6,556,992	$—
Silver bullion contributed	11,434.5	220,207	220,207	—
Silver bullion distributed	(16,472.5)	(322,012)	(327,566)	5,554
Silver bullion sold	(431.2)	(8,429)	(8,282)	(147)
Net realized gain on silver bullion	—	—	5,407	—
Net change in unrealized appreciation/depreciation on investment in silver bullion	—	—	291,600	—
Ending balance	322,872.9	$6,310,696	$6,738,358	$5,407

The following table summarizes activity in silver bullion for the six months ended June 30, 2014 (all balances in 000’s):

	Ounces	Average Cost	Fair Value	Realized Gain (Loss)
Beginning balance	320,177.8	$6,243,467	$6,243,467	$—
Silver bullion contributed	30,097.6	602,557	602,557	—
Silver bullion distributed	(26,574.4)	(519,151)	(534,455)	15,304
Silver bullion sold	(828.1)	(16,177)	(16,285)	108
Net realized gain on silver bullion	—	—	15,412	—
Net change in unrealized appreciation/depreciation on investment in silver bullion	—	—	427,662	—
Ending balance	322,872.9	$6,310,696	$6,738,358	$15,412

The following table summarizes activity in silver bullion for the three months ended June 30, 2013 (all balances in 000’s):

	Ounces	Average Cost	Fair Value	Realized Gain (Loss)
Beginning balance	344,128.5	$8,828,650	$9,855,840	$—
Silver contributed	11,633.5	254,624	254,624	—
Silver distributed	(36,838.5)	(943,933)	(852,262)	(91,671)
Silver sold	(442.2)	(11,339)	(10,976)	(363)
Adjustment to silver bullion inventory(a)	—	(2,121,444)	—	—
Adjustment for realized loss	—	—	(92,034)	—
Adjustment for unrealized loss on silver bullion	—	—	(3,148,634)	—
Ending balance	318,481.3	$6,006,558	$6,006,558	$(92,034)

The following table summarizes activity in silver bullion for the six months ended June 30, 2013 (all balances in 000’s):

	Ounces	Average Cost	Fair Value	Realized Gain (Loss)
Beginning balance	324,239.1	$8,135,003	$9,710,962	$—
Silver contributed	48,864.2	1,390,292	1,390,292	—
Silver distributed	(53,760.2)	(1,375,301)	(1,376,920)	1,619
Silver sold	(861.8)	(21,992)	(23,603)	1,611
Adjustment to silver bullion inventory(a)	—	(2,121,444)	—	—
Adjustment for realized gain	—	—	3,230	—
Adjustment for unrealized loss on silver bullion	—	—	(3,697,403)	—
Ending balance	318,481.3	$6,006,558	$6,006,558	$3,230

(a)     Previously reported as “market value reserve.”

D.	Calculation of Net Asset Value

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

Share activity was as follows (all balances in 000’s):

	Six Months Ended June 30, 2014
	Shares	Amount
Shares issued	31,300	$602,557
Shares redeemed	(27,650)	(534,455)
Net increase (decrease)	3,650	$68,102

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

The Sponsor has reviewed the tax positions as of June 30, 2014 and has determined that no provision for income tax is required in the Trust’s financial statements.

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

7 - Concentration Risk

Substantially all of the Trust’s assets are holdings of silver bullion, which creates a concentration risk associated with fluctuations in the price of silver. Accordingly, a decline in the price of silver will have an adverse effect on the value of the Shares of the Trust. Factors that may have the effect of causing a decline in the price of silver include a change in economic conditions (such as a recession), an increase in the hedging activities of silver producers, and changes in the attitude of speculators, investors and other market participants towards silver.

8 - Financial Highlights

Effective January 1, 2014, the Trust qualifies as an investment company for accounting purposes. Disclosure of financial highlights is required for investment companies. Please refer to Note 2B. The following financial highlights relate to investment performance and operations for a Share outstanding for the three and six months ended June 30, 2014.

	Three Months Ended June 30, 2014	Six Months Ended June 30, 2014
Net asset value per Share, beginning of period	$19.20	$18.77

Net investment loss(a)	(0.02)	(0.05)
Net realized and unrealized gain(b)	0.86	1.32
Net increase in net assets from operations	0.84	1.27
Net asset value per Share, end of period	$20.04	$20.04

Total return, at net asset value(c)	4.38%	6.77%

Ratio to average net assets:
Net investment loss(d)	(0.50)%	(0.50)%
Expenses(d)	0.50%	0.50%

(a)     Based on average Shares outstanding during the period.

(b)     The amounts reported for a Share outstanding may not accord with the change in aggregate gains and losses on investment for the period due to the timing of Trust Share transactions in relation to the fluctuating fair values of the Trust’s underlying investment.

(c)     Based on the change in net asset value of a Share during the period. Percentage is not annualized.

(d)     Percentage is annualized.

9 - Investment Valuation

U.S. GAAP defines fair value as the price the Trust would receive to sell an asset or pay to transfer a liability in an orderly transaction between market participants at the measurement date. Beginning January 1, 2014, the Trust’s policy is to value its investments at fair value.

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

At June 30, 2014, the value of the silver bullion held by the Trust is categorized as Level 1.

10 - Subsequent Events

In connection with the preparation of the financial statements of the Trust as of and for the period ended June 30, 2014, management has evaluated the impact of all subsequent events on the Trust through the date the financial statements were issued and has determined that there were no subsequent events requiring adjustment or disclosure in the financial statements, except as set forth below.

The Sponsor expects to determine that (i) following the publicly announced discontinuation of the London Fix on August 14, 2014, the price of silver fixed by CME Group/Thomson Reuters as of any date (the “London Silver Price”) will fairly represent the commercial value of the Trust’s silver on such day and shall be used in the daily evaluation of the Trust's silver; and (ii) with effect on and after September 16, 2014, the "Benchmark Price" (as such term is used in the Trust Agreement), as of any day, will be such day's London Silver Price.

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

There are other indicators of the value of silver bullion that are available that could be different than that chosen by the Trust. The London Fix is used by the Trust because it is commonly used by the U.S. silver market as an indicator of the value of silver, and is permitted to be used under the Trust Agreement. The use of an indicator of the value of silver bullion other than the London Fix could result in materially different fair value pricing of the silver in the Trust.

The Sponsor expects to determine that (i) following the publicly announced discontinuation of the London Fix on August 14, 2014, the price of silver fixed by CME Group/Thomson Reuters as of any date (the “London Silver Price”) will fairly represent the commercial value of the Trust’s silver on such day and shall be used in the daily evaluation of the Trust's silver; and (ii) with effect on and after September 16, 2014, the "Benchmark Price" (as such term is used in the Trust Agreement), as of any day, will be such day's London Silver Price.

Results of Operations

The Quarter Ended June 30, 2014

The Trust’s net asset value grew from $6,554,103,131 at March 31, 2014 to $6,735,679,192 at June 30, 2014, a 2.77% increase. The increase in the Trust’s net asset value resulted primarily from an increase in the London Fix, which rose 4.51% from $19.97 at March 31, 2014 to $20.87 at June 30, 2014. The increase in the Trust’s net asset value was partially offset by a decrease in outstanding Shares, which fell from 341,400,000 Shares at March 31, 2014 to 336,150,000 Shares at June 30, 2014, a consequence of 11,900,000 Shares (238 Baskets) being created and 17,150,000 Shares (343 Baskets) being redeemed during the quarter.

The 4.38% rise in the Trust’s net asset value per Share from $19.20 at March 31, 2014 to $20.04 at June 30, 2014 is directly related to the 4.51% increase in the London Fix.

The Trust’s net asset value per Share increased slightly less than the price of silver on a percentage basis due to the Sponsor’s fees, which were $8,071,959 for the quarter, or 0.12% of the Trust’s average weighted assets of $6,477,137,808 during the quarter. The net asset value per Share of $20.28 on June 24, 2014 was the highest during the quarter, compared with a low during the quarter of $18.02 on June 4, 2014. The net asset value of the Trust is obtained by subtracting the Trust’s expenses and liabilities on any day from the value of the silver owned by the Trust on that day; the net asset value per Share is obtained by dividing the net asset value of the Trust on a given day by the number of Shares outstanding on that day.

Net income for the quarter ended June 30, 2014 was $288,934,689, resulting from a net investment loss of $8,071,959, a net realized loss of $146,883 from investment in silver bullion sold to pay expenses, a net realized gain of $5,553,626 on silver bullion distributed for the redemption of Shares and a net change in unrealized appreciation/depreciation on investment in silver bullion of $291,599,905. Other than the Sponsor's fees of $8,071,959, the Trust had no expenses during the quarter.

The Six Months Ended June 30, 2014

The Trust’s net asset value grew from $6,240,747,397 at December 31, 2013 to $6,735,679,192 at June 30, 2014, a 7.93% increase. The increase in the Trust’s net asset value resulted primarily from an increase in the London Fix, which rose 7.03% from $19.50 at December 31, 2013 to $20.87 at June 30, 2014. The Trust's net asset value also benefited from an increase in outstanding Shares, which rose from 332,500,000 Shares at December 31, 2013 to 336,150,000 Shares at June 30, 2014, a consequence of 31,300,000 Shares (626 Baskets) being created and 27,650,000 Shares (553 Baskets) being redeemed during the period.

The 6.77% rise in the Trust’s net asset value per Share from $18.77 at December 31, 2013 to $20.04 at June 30, 2014 is directly related to the 7.03% increase in the London Fix.

The Trust’s net asset value per Share increased slightly less than the price of silver on a percentage basis due to the Sponsor’s fees, which were $16,244,209 for the period, or 0.25% of the Trust’s average weighted assets of $6,554,259,686 during the period. The net asset value per Share of $21.21 on February 24, 2014 was the highest during the period, compared with a low during the period of $18.02 on June 4, 2014. The net asset value of the Trust is obtained by subtracting the Trust’s expenses and liabilities on any day from the value of the silver owned by the Trust on that day; the net asset value per Share is obtained by dividing the net asset value of the Trust on a given day by the number of Shares outstanding on that day.

Net income for the six months ended June 30, 2014 was $426,829,736, resulting from a net investment loss of $16,244,209, a net realized gain of $108,129 from investment in silver bullion sold to pay expenses, a net realized gain of $15,303,724 on silver bullion distributed for the redemption of Shares and a net change in unrealized appreciation/depreciation on investment in silver bullion of $427,662,092. Other than the Sponsor’s fees of $16,244,209, the Trust had no expenses during the period.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

a) None.

b) Not applicable.

c) 17,150,000 Shares (343 Baskets) were redeemed during the quarter ended June 30, 2014.

Period	Total Number of Shares Redeemed	Average Ounces of Silver Per Share
04/01/14 to 04/30/14	3,500,000	0.9610
05/01/14 to 05/31/14	3,200,000	0.9608
06/01/14 to 06/30/14	10,450,000	0.9602
Total	17,150,000	0.9605

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

Date: August 8, 2014

/s/ Jack Gee

Jack Gee

Chief Financial Officer

(Principal financial and accounting officer)

Date: August 8, 2014

*      The registrant is a trust and the persons are signing in their capacities as officers of iShares® Delaware Trust Sponsor LLC, the Sponsor of the registrant.