Form 10-Q
period 2014-09-30
iShares Silver Trust
filed 2014-11-07
CIK 1330568

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2014

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

PART 1 – FINANCIAL INFORMATION

Item 1. Financial Statements

iShares® Silver Trust

Balance Sheets (Unaudited)

At September 30, 2014 and December 31, 2013

	September 30,		December 31,
(Dollar amounts in $000’s, except for per Share amounts)	2014		2013
ASSETS
Current assets
Investment in silver bullion	$5,989,978	(a)	$—
Silver bullion inventory	—		6,243,467	(b)
TOTAL ASSETS	$5,989,978		$6,243,467

LIABILITIES, REDEEMABLE CAPITAL SHARES AND SHAREHOLDERS’ EQUITY (DEFICIT)
Current liabilities
Sponsor’s fees payable	$2,581		$2,720
Total liabilities	2,581		2,720

Commitments and contingent liabilities (Note 6)	—		—
Redeemable capital Shares (at redemption value)	—		6,240,747
Shareholders’ equity (deficit)	5,987,397	(c)	—
TOTAL LIABILITIES, REDEEMABLE CAPITAL SHARES AND SHAREHOLDERS’ EQUITY (DEFICIT)	$5,989,978		$6,243,467

Shares issued and outstanding(d)	364,950,000		332,500,000
Net asset value per Share(e)	$16.41

(a)      Presented at fair value at September 30, 2014 (cost: $6,823,645).

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

See notes to financial statements.

iShares® Silver Trust

Income Statements (Unaudited)

For the three and nine months ended September 30, 2014 and 2013

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Dollar amounts in $000’s, except for per Share amounts)	2014	2013	2014	2013
Revenue
Proceeds from sales of silver bullion inventory to pay expenses	$—	$8,642	$—	$32,245
Cost of silver bullion inventory sold to pay expenses	—	(10,397)	—	(32,389)
Loss on sales of silver bullion inventory to pay expenses	—	(1,755)	—	(144)
Loss on silver bullion distributed for the redemption of Shares	—	(15,209)	—	(13,590)
Total loss on sales and distributions of silver bullion	—	(16,964)	—	(13,734)
Adjustment to silver bullion inventory(a)(b)	—	950,686	—	(1,170,758)
Total gain (loss) on silver bullion	—	933,722	—	(1,184,492)
Expenses
Sponsor’s fees	8,199	8,992	24,443	31,087
Total expenses(b)	8,199	8,992	24,443	31,087
Net investment loss(c)	(8,199)		(24,443)
Net Realized and Unrealized Gain (Loss)
Net realized gain from investment in silver bullion sold to pay expenses	256	—	364	—
Net realized gain from silver bullion distributed for the redemption of Shares	1,649	—	16,953	—
Net change in unrealized appreciation/depreciation on investment in silver bullion	(1,261,329)	—	(833,667)	—
Net realized and unrealized loss	(1,259,424)	—	(816,350)	—
NET INCOME (LOSS)	$(1,267,623)	$924,730	$(840,793)	$(1,215,579)

Net income (loss) per Share	$(3.69)	$2.66	$(2.46)	$(3.51)
Weighted-average Shares outstanding	343,780,435	347,510,870	341,477,289	345,899,634

(a)     In connection with the lower of cost or market valuation standard for inventory, at September 30, 2013 a market value recovery was recorded to partially offset the previously recorded market value reserve. Please refer to Note 2C for accounting policy.

(b)     In connection with the annual reporting close for the year ended December 31, 2013, management determined the manner in which it had previously reported the market value reserve on the Trust’s silver bullion inventory within previously issued interim financial statements was incorrect. The recognition of a market value reserve to the Trust’s inventory at September 30, 2013, which represents the adjustment necessary to reflect the carrying value of silver bullion inventory to the lower of cost or market value, was incorrectly reported as an expense of the Trust in the previously issued interim financial statements. Management determined that, according to U.S. GAAP, adjustments to the carrying value of the Trust’s silver bullion inventory should be reflected against the revenues such inventory generates. For the nine months ended September 30, 2013, total loss on silver was overstated by $2,121,444,013 and total expenses were overstated by the same amount in the previously issued interim financial statements. Management evaluated the impact of this correction to the previously issued financial statements and determined that the historical presentation of the inventory reserves did not materially misstate the previously issued interim financial statements; however, because of the amount involved with this adjustment, the presentation has been corrected, and the previously filed financial statements for the nine months ended September 30, 2013 have been revised accordingly.

(c)     Effective January 1, 2014, the Trust qualifies as an investment company for accounting purposes. Net investment loss is applicable to investment companies. Please refer to Note 2B.

See notes to financial statements.

iShares® Silver Trust

Statements of Changes in Shareholders’ Equity (Deficit) (Unaudited)

For the nine months ended September 30, 2014 and the year ended December 31, 2013

	Nine Months Ended	Year Ended
(Dollar amounts in $000’s)	September 30, 2014	December 31, 2013
Shareholders’ equity (deficit) – beginning of period(a)	$6,240,747 (b)	$(1,575,959)
Subscriptions	1,184,514	—
Redemptions	(597,071)	—
Net investment loss	(24,443)	—
Net realized gain from investment in silver bullion sold to pay expenses	364	—
Net realized gain from silver bullion distributed for the redemption of Shares	16,953	—
Net change in unrealized appreciation/depreciation on investment in silver bullion	(833,667)	—
Net loss	—	(1,954,788)
Adjustment of redeemable capital Shares to redemption value	—	3,530,747
Shareholders’ equity (deficit) – end of period	$5,987,397 (b)	$—

(a)     The Trust reclassified redeemable capital Shares as of December 31, 2013 into shareholders’ equity as part of its transition to investment company accounting effective January 1, 2014. Please refer to Note 2B.

(b)     Represents net asset value. Please refer to Note 2D.

 See notes to financial statements.

iShares® Silver Trust

Statements of Cash Flows (Unaudited)

For the nine months ended September 30, 2014 and 2013

	Nine Months Ended September 30,
(Dollar amounts in $000’s)	2014	2013
CASH FLOWS FROM OPERATING ACTIVITIES:
Proceeds from sales of silver bullion inventory to pay expenses	$24,582	$32,245
Expenses – Sponsor’s fees paid	(24,582)	(32,245)
Net cash provided by operating activities	—	—
Increase (decrease) in cash	—	—
Cash, beginning of period	—	—
Cash, end of period	$—	$—
RECONCILIATION OF NET LOSS TO NET CASH PROVIDED BY OPERATING ACTIVITIES:
Net loss	$(840,793)	$(1,215,579)
Adjustments to reconcile net loss to net cash provided by operating activities:
Proceeds from sales of investment in silver bullion sold to pay expenses	24,582	—
Net realized gain from investment in silver bullion sold to pay expenses	(364)	—
Cost of silver bullion inventory sold to pay expenses	—	32,389
Net realized (gain) loss from silver bullion distributed for the redemption of Shares	(16,953)	13,590
Net change in unrealized appreciation/depreciation on investment in silver bullion	833,667	—
Adjustment to silver bullion inventory(a)	—	1,170,758
Change in operating assets and liabilities:
Sponsor’s fees payable	(139)	(1,158)
Net cash provided by operating activities	$—	$—
Supplemental disclosure of non-cash information:
Silver bullion contributed for subscription of Shares(b)	$1,184,514	$1,992,277
Silver bullion distributed for redemption of Shares(b)	$(597,071)	$(1,514,965)

(a)     Net value of amounts previously reported as “market value reserve” and “market value recovery.” Please refer to Note 2C for accounting policy.

(b)     Presented at fair value for the nine months ended September 30, 2014 and at cost for the nine months ended September 30, 2013.

See notes to financial statements.

iShares® Silver Trust

Schedule of Investments(a) (Unaudited)

At September 30, 2014

(All Balances in 000’s)
Description	Ounces	Cost	Fair Value	Percentage of Net Asset Value
Silver bullion	350,086.4	$6,823,645	$5,989,978	100.04%

(a)     Effective January 1, 2014, the Trust qualifies as an investment company for accounting purposes. Disclosure of a schedule of investments is required for investment companies. Please refer to Note 2B.

See notes to financial statements.

iShares® Silver Trust

Notes to Financial Statements (Unaudited)

September 30, 2014

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
●

recognition of the change in unrealized appreciation or depreciation on investment in silver bullion is reported on the Income Statement, which was previously reported as an “Adjustment of redeemable capital Shares to redemption value” on the Statement of Changes in Shareholders’ Equity (Deficit);

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

ASU 2013-08 prescribes that an entity that qualifies as an investment company as a result of an assessment of its status shall account for the effect of the change in status prospectively from the date of the change in status and shall recognize any impact as a cumulative effect adjustment to the net asset value at the beginning of the period. No cumulative effect adjustment to net asset value was required to be recorded as a result of adopting ASU 2013-08 because the fair value of silver bullion held by the Trust equaled the cost of silver bullion held by the Trust at December 31, 2013 and therefore there was no accumulated shareholders’ equity (deficit).

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

Fair value of the silver bullion is based on the price per ounce of silver determined by the CME Group at approximately 12:00 noon, London time, and announced by Thomson Reuters shortly thereafter on each day that the London silver market is open for business (“LBMA Silver Price”). Prior to August 15, 2014, fair value of the silver bullion was based on the price for an ounce of silver set each working day by three market making members of The London Bullion Market Association (“London Fix”).

Gain or loss on sales of silver bullion is calculated on a trade date basis using the average cost method.

The following table summarizes activity in silver bullion for the three months ended September 30, 2014 (all balances in 000’s):

	Ounces	Average Cost	Fair Value	Realized Gain (Loss)
Beginning balance	322,872.9	$6,310,696	$6,738,358	$—
Silver bullion contributed	30,743.4	581,957	581,957	—
Silver bullion distributed	(3,118.6)	(60,967)	(62,616)	1,649
Silver bullion sold	(411.3)	(8,041)	(8,297)	256
Net realized gain on silver bullion	—	—	1,905	—
Net change in unrealized appreciation/depreciation on investment in silver bullion	—	—	(1,261,329)	—
Ending balance	350,086.4	$6,823,645	$5,989,978	$1,905

The following table summarizes activity in silver bullion for the nine months ended September 30, 2014 (all balances in 000’s):

	Ounces	Average Cost	Fair Value	Realized Gain (Loss)
Beginning balance	320,177.8	$6,243,467	$6,243,467	$—
Silver bullion contributed	60,841.0	1,184,514	1,184,514	—
Silver bullion distributed	(29,693.0)	(580,118)	(597,071)	16,953
Silver bullion sold	(1,239.4)	(24,218)	(24,582)	364
Net realized gain on silver bullion	—	—	17,317	—
Net change in unrealized appreciation/depreciation on investment in silver bullion	—	—	(833,667)	—
Ending balance	350,086.4	$6,823,645	$5,989,978	$17,317

The following table summarizes activity in silver bullion for the three months ended September 30, 2013 (all balances in 000’s):

	Ounces	Average Cost	Fair Value	Realized Gain (Loss)
Beginning balance	318,481.3	$6,006,558	$6,006,558	$—
Silver contributed	29,225.5	601,985	601,985	—
Silver distributed	(5,544.4)	(139,664)	(124,455)	(15,209)
Silver sold	(411.1)	(10,397)	(8,642)	(1,755)
Adjustment to silver bullion inventory(a)	—	950,686	—	—
Adjustment for realized loss	—	—	(16,964)	—
Adjustment for unrealized gain on silver bullion	—	—	950,686	—
Ending balance	341,751.3	$7,409,168	$7,409,168	$(16,964)

The following table summarizes activity in silver bullion for the nine months ended September 30, 2013 (all balances in 000’s):

	Ounces	Average Cost	Fair Value	Realized Gain (Loss)
Beginning balance	324,239.1	$8,135,003	$9,710,962	$—
Silver contributed	78,089.7	1,992,277	1,992,277	—
Silver distributed	(59,304.6)	(1,514,965)	(1,501,375)	(13,590)
Silver sold	(1,272.9)	(32,389)	(32,245)	(144)
Adjustment to silver bullion inventory(b)	—	(1,170,758)	—	—
Adjustment for realized loss	—	—	(13,734)	—
Adjustment for unrealized loss on silver bullion	—	—	(2,746,717)	—
Ending balance	341,751.3	$7,409,168	$7,409,168	$(13,734)

(a)          Previously reported as “market value recovery.”

(b)     Net value of amounts previously reported as “market value reserve” and “market value recovery.”

D.	Calculation of Net Asset Value

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

The per Share amount of silver exchanged for a purchase or redemption is calculated daily by the Trustee, using the LBMA Silver Price to calculate the silver amount in respect of any liabilities for which covering silver sales have not yet been made, and represents the per Share amount of silver held by the Trust, after giving effect to its liabilities, sales to cover expenses and liabilities and any losses that may have occurred. Prior to August 15, 2014, the Trustee used the London Fix to calculate the silver amount in respect of any liabilities for which covering silver sales have not yet been made.

When silver bullion is exchanged in settlement of a redemption, it is considered a sale of silver bullion for accounting purposes.

As noted in Note 2B above, beginning January 1, 2014, Shares of the Trust are classified as shareholders’ equity. The Trust reflects Shares issued and Shares redeemed within shareholders’ equity on trade date.

Share activity was as follows (all balances in 000’s):

	Nine Months Ended September 30, 2014
	Shares	Amount
Shares issued	63,350	$1,184,514
Shares redeemed	(30,900)	(597,071)
Net increase	32,450	$587,443

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

The Sponsor has reviewed the tax positions as of September 30, 2014 and has determined that no provision for income tax is required in the Trust’s financial statements.

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

8 - Financial Highlights

Effective January 1, 2014, the Trust qualifies as an investment company for accounting purposes. Disclosure of financial highlights is required for investment companies. Please refer to Note 2B. The following financial highlights relate to investment performance and operations for a Share outstanding for the three and nine months ended September 30, 2014.

	Three Months Ended September 30, 2014	Nine Months Ended September 30, 2014
Net asset value per Share, beginning of period	$20.04	$18.77

Net investment loss(a)	(0.02)	(0.07)
Net realized and unrealized loss(b)	(3.61)	(2.29)
Net decrease in net assets from operations	(3.63)	(2.36)
Net asset value per Share, end of period	$16.41	$16.41

Total return, at net asset value(c)	(18.11)%	(12.57)%

Ratio to average net assets:
Net investment loss(d)	(0.50)%	(0.50)%
Expenses(d)	0.50%	0.50%

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

At September 30, 2014, the value of the silver bullion held by the Trust is categorized as Level 1.

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

Valuation of Silver; Computation of Net Asset Value

On each business day, as soon as practicable after 4:00 p.m. (New York time), the Trustee evaluates the silver held by the Trust and determines the net asset value of the Trust and the net asset value per Share. The Trustee values the silver held by the Trust using the price per ounce of silver determined by the CME Group at approximately 12:00 noon, London time, and announced by Thomson Reuters shortly thereafter on each day that the London silver market is open for business (“LBMA Silver Price”). Having valued the silver held by the Trust, the Trustee then subtracts all accrued fees, expenses and other liabilities of the Trust from the value of the silver and other assets of the Trust. The result is the net asset value of the Trust. The Trustee computes the net asset value per Share by dividing the net asset value of the Trust by the number of Shares outstanding on the date the computation is made. Prior to August 15, 2014, the Trustee valued the silver held by the Trust using the announced price for an ounce of silver set by three market making members of The London Bullion Market Association (“London Fix”).

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

There are other indicators of the value of silver bullion that are available that could be different than that chosen by the Trust. The LBMA Silver Price is used by the Trust because it is commonly used by the U.S. silver market as an indicator of the value of silver, and is permitted to be used under the Trust Agreement. The use of an indicator of the value of silver bullion other than the LBMA Silver Price could result in materially different fair value pricing of the silver in the Trust.

Results of Operations

The Quarter Ended September 30, 2014

The Trust’s net asset value fell from $6,735,679,192 at June 30, 2014 to $5,987,397,005 at September 30, 2014, an 11.11% decrease. The decrease in the Trust’s net asset value resulted primarily from a decrease in the price of silver, which fell 18.02% from $20.87 (the London Fix at June 30, 2014) to $17.11 (the LBMA Silver Price at September 30, 2014). The decrease in the Trust’s net asset value was partially offset by an increase in outstanding Shares, which rose from 336,150,000 Shares at June 30, 2014 to 364,950,000 Shares at September 30, 2014, a consequence of 32,050,000 Shares (641 Baskets) being created and 3,250,000 Shares (65 Baskets) being redeemed during the quarter.

The 18.11% decline in the Trust’s net asset value per Share from $20.04 at June 30, 2014 to $16.41 at September 30, 2014 is directly related to the 18.02% decrease in the price of silver.

The Trust’s net asset value per Share decreased slightly more than the price of silver on a percentage basis due to the Sponsor’s fees, which were $8,199,173 for the quarter, or 0.13% of the Trust’s average weighted assets of $6,497,830,929 during the quarter. The net asset value per Share of $20.64 on July 10, 2014 was the highest during the quarter, compared with a low during the quarter of $16.41 on September 30, 2014. The net asset value of the Trust is obtained by subtracting the Trust’s expenses and liabilities on any day from the value of the silver owned by the Trust on that day; the net asset value per Share is obtained by dividing the net asset value of the Trust on a given day by the number of Shares outstanding on that day.

Net loss for the quarter ended September 30, 2014 was $1,267,622,948, resulting from a net investment loss of $8,199,173, a net realized gain of $255,705 from investment in silver bullion sold to pay expenses, a net realized gain of $1,649,219 on silver bullion distributed for the redemption of Shares and a net change in unrealized appreciation/depreciation on investment in silver bullion of $1,261,328,699. Other than the Sponsor’s fees of $8,199,173, the Trust had no expenses during the quarter.

The Nine Months Ended September 30, 2014

The Trust’s net asset value fell from $6,240,747,397 at December 31, 2013 to $5,987,397,005 at September 30, 2014, a 4.06% decrease. The decrease in the Trust’s net asset value resulted primarily from a decrease in the price of silver, which fell 12.26% from $19.50 (the London Fix at December 31, 2013) to $17.11 (the LBMA Silver Price at September 30, 2014). The decrease in the Trust’s net asset value was partially offset by an increase in outstanding Shares, which rose from 332,500,000 Shares at December 31, 2013 to 364,950,000 Shares at September 30, 2014, a consequence of 63,350,000 Shares (1,267 Baskets) being created and 30,900,000 Shares (618 Baskets) being redeemed during the period.

The 12.57% decline in the Trust’s net asset value per Share from $18.77 at December 31, 2013 to $16.41 at September 30, 2014 is directly related to the 12.26% decrease in the price of silver.

The Trust’s net asset value per Share decreased slightly more than the price of silver on a percentage basis due to the Sponsor’s fees, which were $24,443,382 for the period, or 0.37% of the Trust’s average weighted assets of $6,535,247,647 during the period. The net asset value per Share of $21.21 on February 24, 2014 was the highest during the period, compared with a low during the period of $16.41 on September 30, 2014. The net asset value of the Trust is obtained by subtracting the Trust’s expenses and liabilities on any day from the value of the silver owned by the Trust on that day; the net asset value per Share is obtained by dividing the net asset value of the Trust on a given day by the number of Shares outstanding on that day.

Net loss for the nine months ended September 30, 2014 was $840,793,212, resulting from a net investment loss of $24,443,382, a net realized gain of $363,834 from investment in silver bullion sold to pay expenses, a net realized gain of $16,952,943 on silver bullion distributed for the redemption of Shares and a net change in unrealized appreciation/depreciation on investment in silver bullion of $833,666,607. Other than the Sponsor’s fees of $24,443,382, the Trust had no expenses during the period.

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

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

The Risk Factor disclosure contained in the registrant's Annual Report on Form 10-K for the year ended December 31, 2013, filed with the Securities and Exchange Commission on February 28, 2014, is hereby amended to add the following:

Actual or perceived disruptions in the processes used to determine the new LBMA Silver Price, or lack of confidence in that benchmark, may adversely affect the return on your investment in the Shares (if any).

Because the objective of the Trust is to reflect the performance of the price of silver, any disruptions affecting the processes regarding how the market determines the price of silver will have an effect on the value of the Shares. Since its inception, the Trust used for the daily evaluation of its silver and the computation of the NAV the London Fix (a price of silver set by three market-making members of the LBMA at approximately 12:00 noon, London time). On August 15, 2014, the London Fix was discontinued, and the LBMA Silver Price became the new daily price of silver determined and disseminated under the auspices of the LBMA shortly after noon, London time, on each day that the London silver market is open for business.

The LBMA Silver Price is determined through an electronic, auction-based mechanism administered by CME Group and published by Thomson Reuters. While these features are obvious improvements over the disappeared London Fix, investors should keep in mind that electronic markets are not exempt from failures, as shown by the experiences of the initial public offerings of Facebook and BATS Global Markets. In addition, electronic trading platforms may be subject to influence by high-frequency traders with results that are highly contested by the industry, regulators and market observers.

As of the date of this filing, the new LBMA Silver Price has been subject to the test of actual trading markets for only a brief period. As with any innovation, it is possible that electronic failures or other unanticipated events may occur that could result in delays in the announcement of, or the inability of the system to produce, a LBMA Silver Price on any given date. Furthermore, if a perception were to develop that the new LBMA Silver Price is vulnerable to manipulation attempts, or if the proceedings surrounding the determination and publication of the LBMA Silver Price were seen as unfair, biased or otherwise compromised by the markets, the behavior of investors and traders in silver may change, and those changes may have an effect on the price of silver (and, consequently, the value of the Shares). In any of these circumstances, the intervention of extraneous events disruptive of the normal interaction of supply and demand of silver at any given time may result in distorted prices and losses on an investment in the Shares that, but for such extraneous events, might not have occurred.

Other effects of disruptions in the determination of the new LBMA Silver Price on the operations of the Trust include the potential for an incorrect valuation of the Trust’s silver, an inaccurate computation of the Sponsor’s fees, and the sales of silver to cover Trust expenses at prices that do not accurately reflect the fundamentals of the silver market. Each of these events could have an adverse effect on the value of the Shares.

As of the date of this filing, the Sponsor has no reason to believe that the LBMA Silver Price (used by the Trust since August 15, 2014, for the daily valuation of its silver and the determination of the Sponsor’s fee and the price of silver sold to cover Trust expenses) may not fairly represent the price of the silver held by the Trust. Should this situation change, the Sponsor expects to use the powers granted by the Trust’s governing documents to seek to replace the LBMA Silver Price with a more reliable indicator of the value of the Trust’s silver. There is no assurance that such alternative value indicator will be identified, or that the process of changing from the LBMA Silver Price to a new benchmark price will not adversely affect the price of the Shares.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

a) None.

b) Not applicable.

c) 3,250,000 Shares (65 Baskets) were redeemed during the quarter ended September 30, 2014.

Period	Total Number of Shares Redeemed	Average Ounces of Silver Per Share
07/01/14 to 07/31/14	1,650,000	0.9598
08/01/14 to 08/31/14	—	—
09/01/14 to 09/30/14	1,600,000	0.9593
Total	3,250,000	0.9596

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

iShares® Delaware Trust Sponsor LLC,

Sponsor of the iShares® Silver Trust (registrant)

/s/ Patrick J. Dunne

Patrick J. Dunne

President and Chief Executive Officer

(Principal executive officer)

Date: November 7, 2014

/s/ Jack Gee

Jack Gee

Chief Financial Officer

(Principal financial and accounting officer)

Date: November 7, 2014

*     The registrant is a trust and the persons are signing in their capacities as officers of iShares® Delaware Trust Sponsor LLC, the Sponsor of the registrant.