Form 10-K
period 2014-12-31
iShares Silver Trust
filed 2015-02-27
CIK 1330568

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended December 31, 2014

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from _____ to _____

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

As of June 30, 2014, the aggregate market value of the shares held by non-affiliates was approximately $6,807,037,500.

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

The Trust’s net asset value fell from $6,240,747,397 at December 31, 2013 to $5,260,801,879 at December 31, 2014, the Trust’s fiscal year end. Outstanding Shares of the Trust grew from 332,500,000 Shares outstanding at December 31, 2013 to 344,000,000 Shares outstanding at December 31, 2014.

The activities of the Trust are limited to (1) issuing Baskets of Shares in exchange for the silver deposited with the Custodian as consideration, (2) selling silver as necessary to cover the Sponsor’s fee, Trust expenses not assumed by the Sponsor and other liabilities, and (3) delivering silver in exchange for Baskets of Shares surrendered for redemption. The Trust is not actively managed. It does not engage in any activities designed to obtain a profit from, or to ameliorate losses caused by, changes in the price of silver.

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

Trust Objective

The Trust seeks to reflect generally the performance of the price of silver. The Trust seeks to reflect such performance before payment of the Trust’s expenses and liabilities. The Shares are intended to constitute a simple and cost-effective means of making an investment similar to an investment in silver. An investment in physical silver requires expensive and sometimes complicated arrangements in connection with the assay, transportation, warehousing and insurance of the metal. Traditionally, such expense and complications have resulted in investments in physical silver being efficient only in amounts beyond the reach of many investors. The Shares have been designed to remove the obstacles represented by the expense and complications involved in an investment in physical silver, while at the same time having an intrinsic value that reflects, at any given time, the price of the silver owned by the Trust at such time, less the Trust expenses and liabilities. Although the Shares are not the exact equivalent of an investment in silver, they provide investors with an alternative that allows a level of participation in the silver market through the securities market.

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

Secondary Market Trading

While the Trust seeks to reflect generally the performance of the price of silver less the Trust’s expenses and liabilities, Shares may trade at, above or below their net asset value per Share, or “NAV.” The NAV of Shares will fluctuate with changes in the market value of the Trust’s assets. The trading prices of Shares will fluctuate in accordance with changes in their NAV as well as market supply and demand. The amount of the discount or premium in the trading price relative to the NAV may be influenced by non-concurrent trading hours between the major silver markets and NYSE Arca. While the Shares trade on NYSE Arca until 4:00 p.m. (New York time), liquidity in the market for silver may be reduced after the close of the major world silver markets, including London, Zurich and the Commodity Exchange, Inc. (“COMEX”) in Chicago. As a result, during this time, trading spreads, and the resulting premium or discount, on Shares may widen. However, given that Baskets of Shares can be created and redeemed in exchange for the underlying amount of silver, the Sponsor believes that the arbitrage opportunities may provide a mechanism to mitigate the effect of such premium or discount.

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

The Custodian has agreed to permit to the officers and properly designated representatives of the Trustee and to the independent public accountants for the Trust access to the Custodian’s records for the purpose of confirming the content of those records. Upon at least ten days’ prior notice, any such officer or properly designated representative, any independent public accountants for the Trust and any person designated by any regulatory authority having jurisdiction over the Trustee or the Trust is entitled to examine on the Custodian’s premises the silver held by the Custodian and the records regarding the silver held for the account of the Custodian at a sub-custodian. The Custodian has agreed that it will only retain sub-custodians if they agree to grant to the Trustee and the independent registered public accounting firm of the Trust access to records and inspection rights similar to those set forth above. During the period covered by this report, Inspectorate International Ltd., acting as authorized representatives of the Trustee pursuant to the foregoing provisions, inspected the premises where the Trust’s silver is warehoused and on April 17, 2014 issued their report summarizing their findings. Such report was posted by the Sponsor on the Trust’s website. During the period covered by this report, the Sponsor visited the premises where the Trust’s silver is warehoused once (in the quarter ended March 31, 2014).

Valuation of Silver; Computation of Net Asset Value

On each business day, as soon as practicable after 4:00 p.m. (New York time), the Trustee evaluates the silver held by the Trust and determines the net asset value of the Trust and the NAV. For purposes of making these calculations, a business day means any day other than a day when NYSE Arca is closed for regular trading.

The Trustee values the silver held by the Trust using the price per ounce of silver determined by the CME Group at approximately 12:00 noon, London time, and announced by Thomson Reuters shortly thereafter on each day that the London silver market is open for business (“LBMA Silver Price”). If there is no announced LBMA Silver Price on a business day, the Trustee is authorized to use the most recently announced LBMA Silver Price unless the Trustee, in consultation with the Sponsor, determines that such price is inappropriate as a basis for evaluation.

The LBMA Silver Price is the spot price per ounce, in U.S. dollars, of a London Good Delivery Bar determined by the CME Group following one or more thirty-second electronic auctions conducted starting at 12:00 noon, London time, on each day that the London silver market is open for business, and announced by Thomson Reuters shortly thereafter, all under the auspices of the LBMA. Twenty seconds before noon (London time) on each day that the LBMA Silver Price is to be determined, a seed price for the first auction is determined by the CME Group taking into account relevant pricing information available at the time, and announced to eligible auction participants previously qualified on the basis of criteria set by the LBMA. Beginning at 12:00 noon, London time, such participants are allowed, but not required, to electronically submit during a thirty-second period buy and/or sell orders for spot transactions at the seed price. If at the conclusion of the thirty-second auction the market is determined by the CME Group to be balanced, the seed price is the LBMA Silver Price for that date and announced as such by Thomson Reuters. If the market is not balanced at the end of the first auction, a new seed price is automatically calculated and announced, and an additional thirty-second auction is held at the new price. If necessary, the process is repeated until the market is determined to be balanced and the price at which that determination occurs is the LBMA Silver Price for that date. For these purposes, the market is considered to be balanced when, at the end of an auction, the total number of ounces of silver for which buy orders were submitted in that auction falls within a certain pre-determined margin of tolerance from the total number of ounces of silver for which sell orders were submitted in the auction. Once the LBMA Silver Price has been determined for a given day, the buy and sell orders entered by the auction participants during the last auction will be executed at that day’s LBMA Silver Price. Any market imbalance remaining after the last auction (which must be within the margin of tolerance) is allocated equally among all participants in all auctions conducted on that day (and not only those participating in the last auction). As of the date of this filing, information publicly available on LBMA’s website indicates that the entities currently qualified to submit orders during the electronic auctions used for the daily determination of the LBMA Silver Price are HSBC Bank USA NA, JPMorgan Chase Bank, Mitsui & Co Precious Metals Inc., The Bank of Nova Scotia – ScotiaMocatta, The Toronto Dominion Bank and UBS AG.

Once the value of the silver has been determined, the Trustee subtracts all accrued fees, expenses and other liabilities of the Trust from the value of the silver and all other assets of the Trust. The resulting figure is the net asset value of the Trust. The Trustee determines the NAV by dividing the net asset value of the Trust by the number of Shares outstanding at the time the computation is made. Prior to August 15, 2014, the Trustee valued the silver held by the Trust using the announced price for an ounce of silver set by three market making members of The London Bullion Market Association (“London Fix”).

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

The Sponsor’s fee is accrued daily at an annualized rate equal to 0.50% of the net asset value of the Trust and is payable monthly in arrears. The Trustee will, when directed by the Sponsor, and, in the absence of such direction, may, in its discretion, sell silver in such quantity and at such times as may be necessary to permit payment of the Sponsor’s fee and of Trust expenses or liabilities not assumed by the Sponsor. The Trustee is authorized to sell silver at such times and in the smallest amounts required to permit such payments as they become due, it being the intention to avoid or minimize the Trust’s holdings of assets other than silver. Accordingly, the amount of silver to be sold will vary from time to time depending on the level of the Trust’s expenses and the market price of silver. The Custodian has agreed to purchase from the Trust, at the request of the Trustee, silver needed to cover Trust expenses at a price equal to the price used by the Trustee to determine the value of the silver held by the Trust on the date of the sale. Cash held by the Trustee pending payment of the Trust’s expenses will not bear any interest.

The Sponsor earned $31,579,407 for the year ended December 31, 2014.

Deposit of Silver; Issuance of Baskets

The Trust creates and redeems Shares on a continuous basis but only in Baskets of 50,000 Shares. Only registered broker-dealers who have entered into written agreements with the Sponsor and the Trustee (each, an “Authorized Participant”) can deposit silver and receive Baskets of Shares in exchange. Upon the deposit of the corresponding amount of silver with the Custodian, and the payment of the Trustee’s applicable fee and of any expenses, taxes or charges (such as stamp taxes or stock transfer taxes or fees), the Trustee will deliver the appropriate number of Baskets to the Depository Trust Company account of the depositing Authorized Participant. As of the date of this report, Barclays Capital Inc., Citigroup Global Markets, Inc., Credit Suisse Securities (USA), LLC, Goldman Sachs & Co., Goldman Sachs Execution & Clearing L.P., J.P. Morgan Securities LLC., KCG Americas LLC, Merrill Lynch Professional Clearing Corp., Morgan Stanley & Co. LLC., Newedge Group SA, RBC Capital Markets, LLC, Scotia Capital (USA) Inc., UBS Securities LLC, Virtu Financial BD LLC and Virtu Financial Capital Markets, LLC are the only Authorized Participants. The Sponsor and the Trustee maintain a current list of Authorized Participants. Silver deposited with the Custodian must meet the specifications for weight, dimensions, fineness (or purity), identifying marks and appearance of silver bars as set forth in “The Good Delivery Rules for Gold and Silver Bars” published by the LBMA.

Before making a deposit, the Authorized Participant must deliver to the Trustee a written purchase order indicating the number of Baskets it intends to acquire and the location or locations where it expects to make the corresponding deposit of silver with the Custodian. The date the Trustee receives that order determines the amount of silver the Authorized Participant needs to deposit (such amount, the “Basket Silver Amount”). However, orders received by the Trustee after 3:59 p.m. (New York time) on a business day are treated as received on the next following business day. The Trustee has entered into an agreement with the Custodian which contains arrangements so that silver can be delivered to the Custodian in England, New York or at other locations that may be authorized in the future.

If the Trustee accepts the purchase order, it transmits to the Authorized Participant, via facsimile or electronic mail message, no later than 5:00 p.m. (New York time) on the date such purchase order is received, or deemed received, a copy of the purchase order endorsed “Accepted” by the Trustee and indicating the Basket Silver Amount that the Authorized Participant must deliver to the Custodian in exchange for each Basket. Prior to the Trustee’s acceptance as specified above, a purchase order only represents the Authorized Participant’s unilateral offer to deposit silver in exchange for Baskets of Shares and has no binding effect upon the Trust, the Trustee, the Custodian or any other party.

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

UNITED STATES FEDERAL INCOME TAX CONSEQUENCES

The following discussion of the material United States federal income tax consequences that generally will apply to the purchase, ownership and disposition of Shares by a U.S. Shareholder (as defined below), and certain United States federal income consequences that may apply to an investment in Shares by a Non-U.S. Shareholder (as defined below), is based on the United States Internal Revenue Code of 1986, as amended (the “Code”), Treasury Regulations promulgated thereunder and judicial and administrative interpretations of the Code, all as in effect on the date of this report and all of which are subject to change either prospectively or retroactively. The tax treatment of owners of beneficial interests in the Shares (“Shareholders”) may vary depending upon their own particular circumstances. Certain Shareholders (including banks, financial institutions, insurance companies, tax-exempt organizations, broker-dealers, traders, Shareholders that are partnerships for United States federal income tax purposes, persons holding Shares as a position in a “hedging,” “straddle,” “conversion,” or “constructive sale” transaction for United States federal income tax purposes, persons whose “functional currency” is not the U.S. dollar, or other investors with special circumstances) may be subject to special rules not discussed below. In addition, the following discussion applies only to investors who will hold Shares as “capital assets” within the meaning of section 1221 of the Code. Moreover, the discussion below does not address the effect of any state, local or foreign tax law on an owner of Shares. Purchasers of Shares are urged to consult their own tax advisers with respect to all federal, state, local and foreign tax law considerations potentially applicable to their investment in Shares.

For purposes of this discussion, a “U.S. Shareholder” is a Shareholder that is:

●	an individual who is treated as a citizen or resident of the United States for United States federal income tax purposes;

●

a corporation (or entity treated as a corporation for United States federal income tax purposes) created or organized in or under the laws of the United States, any state thereof or the District of Columbia;

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

A Shareholder that is not (i) a U.S. Shareholder as defined above or (ii) a partnership for United States federal income tax purposes is considered a “Non-U.S. Shareholder” for purposes of this discussion.

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

Taxation of U.S. Shareholders

Shareholders will be treated, for United States federal income tax purposes, as if they directly owned a pro rata share of the underlying assets held in the Trust. Shareholders also will be treated as if they directly received their respective pro rata shares of the Trust’s income, if any, and as if they directly incurred their respective pro rata shares of the Trust’s expenses. In the case of a Shareholder that purchases Shares for cash, its initial tax basis in its pro rata share of the assets held in the Trust at the time it acquires its Shares will be equal to its cost of acquiring the Shares. In the case of a Shareholder that acquires its Shares as part of a creation of a Basket, the delivery of silver to the Trust in exchange for the underlying silver represented by the Shares will not be a taxable event to the Shareholder, and the Shareholder’s tax basis and holding period for the Shareholder’s pro rata share of the silver held in the Trust will be the same as its tax basis and holding period for the silver delivered in exchange therefor. For purposes of this discussion, and unless stated otherwise, it is assumed that all of a Shareholder’s Shares are acquired on the same date and at the same price per Share. Shareholders that hold multiple lots of Shares, or that are contemplating acquiring multiple lots of Shares, should consult their own tax advisers as to the determination of the tax basis and holding period for the underlying silver related to such Shares.

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

3.8% Tax on Net Investment Income

The Health Care Reform and Education Reconciliation Act of 2010 (Pub. Law 111-152) requires certain U.S. Shareholders who are individuals to pay a 3.8% tax on the lesser of the excess of their modified adjusted gross income over a threshold amount ($250,000 for married persons filing jointly and $200,000 for single taxpayers) or their “net investment income,” which generally includes capital gains from the disposition of property. This tax is in addition to any capital gains taxes due on such investment income. A similar tax will apply to estates and trusts. U.S. Shareholders should consult their own tax advisers regarding the effect, if any, this law may have on their investment in the Shares.

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

Investment by U.S. Tax-Exempt Shareholders

Certain U.S. Shareholders (“U.S. Tax-Exempt Shareholders”) are subject to United States federal income tax only on their “unrelated business taxable income” (“UBTI”). Unless they incur debt in order to purchase Shares, it is expected that U.S. Tax-Exempt Shareholders should not realize UBTI in respect of income or gains from the Shares. U.S. Tax-Exempt Shareholders should consult their own independent tax advisers regarding the United States federal income tax consequences of holding Shares in light of their particular circumstances.

Investment by Regulated Investment Companies

Mutual funds and other investment vehicles which are “regulated investment companies” within the meaning of Code section 851 should consult with their tax advisers concerning (i) the likelihood that an investment in Shares, although they are a “security” within the meaning of the Investment Company Act of 1940, as amended (the “Investment Company Act”), may be considered an investment in the underlying silver for purposes of Code section 851(b), and (ii) the extent to which an investment in Shares might nevertheless be consistent with preservation of their qualification under Code section 851.

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

Because the objective of the Trust is to reflect the performance of the price of silver, any disruptions affecting the processes how the market determines the price of silver will have an effect on the value of the Shares. Since its inception, the Trust used for the daily valuation of its silver and the computation of the NAV the London Fix (a price of silver set by three market-making members of the LBMA at approximately 12:00 noon, London time). On August 15, 2014, the London Fix was discontinued, and the LBMA Silver Price became the new daily price of silver determined and disseminated under the auspices of the LBMA shortly after noon, London time, on each day that the London silver market is open for business.

The LBMA Silver Price is determined through an electronic, auction-based mechanism administered by the CME Group and published by Thomson Reuters. While these features are obvious improvements over the disappeared London Fix, investors should keep in mind that electronic markets are not exempt from failures, as shown by the experiences of the initial public offerings of Facebook and BATS Global Markets. In addition, electronic trading platforms may be subject to influence by high-frequency traders with results that are highly contested by the industry, regulators and market observers.

As of the date of this filing, the new LBMA Silver Price has been subject to the test of actual trading markets for less than seven months. As with any innovation, it is possible that electronic failures or other unanticipated events may occur that could result in delays in the announcement of, or the inability of the system to produce, an LBMA Silver Price on any given date. Furthermore, if a perception were to develop that the new LBMA Silver Price is vulnerable to manipulation attempts, or if the proceedings surrounding the determination and publication of the LBMA Silver Price were seen as unfair, biased or otherwise compromised by the markets, the behavior of investors and traders in silver may change, and those changes may have an effect on the price of silver (and, consequently, the value of the Shares). In any of these circumstances, the intervention of extraneous events disruptive of the normal interaction of supply and demand of silver at any given time, may result in distorted prices and losses on an investment in the Shares that, but for such extraneous events, might not have occurred.

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

As of the date of this filing, the Sponsor has no reason to believe that the new LBMA Silver Price (used by the Trust since August 15, 2014, for the daily valuation of its silver and the determination of the Sponsor’s fee and the price of silver sold to cover Trust expenses) may not fairly represent the price of the silver held by the Trust. Should this situation change, the Sponsor expects to use the powers granted by the Trust’s governing documents to seek to replace the LBMA Silver Price with a more reliable indicator of the value of the Trust’s silver. There is no assurance that such alternative value indicator will be identified, or that the process of changing from the LBMA Silver Price to a new benchmark price will not adversely affect the price of the Shares.

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

The amount of silver represented by each Share will decrease over the life of the Trust due to the sales of silver necessary to pay the Sponsor’s fee and Trust expenses. Without increases in the price of silver sufficient to compensate for that decrease, the price of the Shares will also decline and you will lose money on your investment in Shares.

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

The Trust does not hold or trade in commodity futures contracts or any other instruments regulated by the U.S. Commodity Exchange Act (“CEA”), as administered by the U.S. Commodity Futures Trading Commission (the “CFTC”). Furthermore, the Trust is not a commodity pool for purposes of the CEA. Consequently, the Trustee and Sponsor are not subject to registration as commodity pool operators with respect to the Trust. The owners of Shares do not receive the CEA disclosure document and certified annual report required to be delivered by a registered commodity pool operator with respect to the Trust, and the owners of Shares do not have the regulatory protections provided to investors in commodity pools operated by registered commodity pool operators.

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

For each of the quarters during the fiscal years ended December 31, 2014 and 2013, the high and low sale prices of the Shares as reported for NYSE Arca transactions were as follows:

	Years Ended December 31,
	2014		2013
	High	Low	High	Low
First Quarter	$21.18	$18.45	$31.19	$27.43
Second Quarter	20.25	18.02	27.09	17.89
Third Quarter	20.57	16.35	23.59	18.21
Fourth Quarter	16.81	14.66	21.88	18.42

The number of Shareholders of record of the registrant as of January 31, 2015 was approximately 381,445.

b) Not applicable.

c) 32,550,000 Shares (651 Baskets) were redeemed during the fourth quarter of the year ended December 31, 2014.

Period	Total Number of Shares Redeemed	Average Ounces of Silver Per Share
10/01/14 to 10/31/14	6,800,000	0.9587
11/01/14 to 11/30/14	3,400,000	0.9583
12/01/14 to 12/31/14	22,350,000	0.9578
Total	32,550,000	0.9581

Item 6. Selected Financial Data.

Financial Highlights (for the years ending December 31, 2014, 2013, 2012, 2011 and 2010)

(Dollar amounts in $000’s, except for per Share amounts)

	December 31,
	2014(a)	2013	2012	2011	2010
Total assets	$5,263,140	$6,243,467	$8,135,003	$7,191,460	$5,650,138
Total gain (loss) on silver bullion	$—	$(1,914,970)	$438,796	$3,127,700	$265,706
Net realized loss on silver bullion	$(78,450)	$—	$—	$—	$—
Net income (loss)	$(1,233,639)	$(1,954,788)	$390,140	$3,070,085	$234,419
Weighted-average Shares outstanding	345,726,575	345,697,260	322,923,770	335,012,740	314,367,671
Net income (loss) per Share	$(3.57)	$(5.65)	$1.21	$9.16	$0.75
Net cash flows	$—	$—	$—	$—	$—

(a)     Effective January 1, 2014, the Trust qualifies as an investment company for accounting purposes. Please refer to Note 2B to the financial statements that appear elsewhere in this report.

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

Valuation of Silver; Computation of Net Asset Value

On each business day, as soon as practicable after 4:00 p.m. (New York time), the Trustee evaluates the silver held by the Trust and determines the net asset value of the Trust and the NAV. The Trustee values the silver held by the Trust on the basis of that day’s announced LBMA Silver Price. Having valued the silver held by the Trust, the Trustee then subtracts all accrued fees, expenses and other liabilities of the Trust from the value of the silver and other assets of the Trust. The result is the net asset value of the Trust. The Trustee computes the net asset value per Share by dividing the net asset value of the Trust by the number of Shares outstanding on the date the computation is made. Prior to August 15, 2014, the Trustee valued the silver held by the Trust using the London Fix.

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

Valuation of Silver Bullion

Beginning January 1, 2014, the silver bullion held by the Trust is valued at fair value. Prior to January 1, 2014, silver bullion held by the Trust was recorded at the lower of cost or market, using the average cost method. In applying the lower of cost or market valuation, if the fair value of the silver bullion held was lower than its average cost during the interim periods, an adjustment (“market value reserve”) to cost was recorded by the Trust to reflect fair value. If the fair value of the silver bullion held increased subsequent to the market value reserve being recorded, a “market value recovery” was recorded during an interim period in the same fiscal year that the market value reserve had been recorded by the Trust. The market value recovery recorded at an interim period could not exceed the previously recognized market value reserve. At the end of the Trust’s fiscal year, management made a determination as to whether the reserve was recovered or whether the cost basis of silver bullion was written down. The market value reserve, market value recovery and inventory write down each were reported as a component of “Adjustment to silver bullion inventory.”

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

The following chart shows the daily London Fix or LBMA Silver Price, as applicable, for the period from December 2009 through December 2014(a):

Silver Prices (December 2009 - December 2014)
Price in USD/oz
$50
$48
$46
$44
$42
$40
$38
$36
$34
$32
$30
$28
$26
$24
$22
$20
$18
$16
$14
$12
$10
$8
$6
$4
$2
$-
Dec-09
Mar-10
Jun-10
Sep-10
Dec-10
Mar-11
Jun-11
Sep-11
Dec-11
Mar-12
Jun-12
Sep-12
Dec-12
Mar-13
Jun-13
Sep-13
Dec-13
Mar-14
Jun-14
Sep-14
Dec-14

(a)     The London Fix was discontinued on August 15, 2014 and was subsequently replaced by the LBMA Silver Price from that date onward, as reflected in the chart.

Results of Operations

The Year Ended December 31, 2014

The Trust’s net asset value fell from $6,240,747,397 at December 31, 2013 to $5,260,801,879 at December 31, 2014, a 15.70% decrease for the year. The decrease in the Trust’s net asset value resulted primarily from a decrease in the price of silver, which fell 18.10% from $19.50 (the London Fix at December 31, 2013) to $15.97 (the LBMA Silver Price at December 31, 2014). The decrease in the Trust’s net asset value was partially offset by an increase in outstanding Shares, which rose from 332,500,000 Shares at December 31, 2013 to 344,000,000 Shares at December 31, 2014, a consequence of 74,950,000 Shares (1,499 Baskets) being created and 63,450,000 Shares (1,269 Baskets) being redeemed during the year.

The 18.54% decline in the Trust’s net asset value per Share from $18.77 at December 31, 2013 to $15.29 at December 31, 2014 is directly related to the 18.10% decrease in the price of silver.

The Trust’s net asset value per Share decreased slightly more than the price of silver on a percentage basis due to the Sponsor’s fees, which were $31,579,407 for the year, or 0.50% of the Trust’s average weighted assets of $6,313,220,546 during the year. The net asset value per Share of $21.21 on February 24, 2014 was the highest during the year, compared with a low during the year of $14.64 on November 6, 2014. The net asset value of the Trust is obtained by subtracting the Trust’s expenses and liabilities on any day from the value of the silver owned by the Trust on that day; the net asset value per Share is obtained by dividing the net asset value of the Trust on a given day by the number of Shares outstanding on that day.

Net loss for the year ended December 31, 2014 was $1,233,639,459, resulting from a net investment loss of $31,579,407, a net realized loss of $1,055,702 from investment in silver bullion sold to pay expenses, a net realized loss of $77,394,400 on silver bullion distributed for the redemption of Shares and a net change in unrealized appreciation/depreciation on investment in silver bullion of $1,123,609,950. Other than the Sponsor’s fees of $31,579,407, the Trust had no expenses during the year.

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

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

Not applicable.

Item 8. Financial Statements and Supplementary Data.

Quarterly Income Statements(a)

(Dollar amounts in $000’s, except for per Share amounts)

	Three Months Ended (Unaudited)				Year Ended
	March 31,	June 30,	September 30,	December 31,	December 31,
	2014	2014	2014	2014	2014
Expenses
Sponsor’s fees	$8,172	$8,072	$8,199	$7,136	$31,579
Total expenses	8,172	8,072	8,199	7,136	31,579
Net investment loss	(8,172)	(8,072)	(8,199)	(7,136)	(31,579)
Net Realized and Unrealized Gain (Loss)
Net realized gain (loss) from investment in silver bullion sold to pay expenses	255	(147)	256	(1,420)	(1,056)
Net realized gain (loss) from silver bullion distributed for the redemption of Shares	9,750	5,554	1,649	(94,347)	(77,394)
Net change in unrealized appreciation/ depreciation on investment in silver bullion	136,062	291,600	(1,261,329)	(289,943)	(1,123,610)
Net realized and unrealized gain (loss)	146,067	297,007	(1,259,424)	(385,710)	(1,202,060)
NET INCOME (LOSS)	$137,895	$288,935	$(1,267,623)	$(392,846)	$(1,233,639)
Net income (loss) per Share	$0.41	$0.84	$(3.69)	$(1.10)	$(3.57)
Weighted-average Shares outstanding	337,061,111	343,413,187	343,780,435	358,335,870	345,726,575

	Three Months Ended (Unaudited)				Year Ended
	March 31,	June 30,	September 30,	December 31,	December 31,
	2013	2013	2013	2013	2013
Revenue
Proceeds from sales of silver bullion inventory to pay expenses	$12,627	$10,976	$8,642	$9,161	$41,406
Cost of silver bullion inventory sold to pay expenses	(10,653)	(11,339)	(10,397)	(10,907)	(43,296)
Gain (loss) on sales of silver bullion inventory to pay expenses	1,974	(363)	(1,755)	(1,746)	(1,890)
Gain (loss) on silver distributed for the redemption of Shares	93,290	(91,671)	(15,209)	(118,224)	(131,814)
Total gain (loss) on sales and distributions of silver bullion	95,264	(92,034)	(16,964)	(119,970)	(133,704)
Adjustment to silver bullion inventory	—	(2,121,444)	950,686	(610,508)	(1,781,266)
Total gain (loss) on silver bullion	95,264	(2,213,478)	933,722	(730,478)	(1,914,970)
Expenses
Sponsor’s fees	$12,510	$9,585	$8,992	$8,731	$39,818
Total expenses	12,510	9,585	8,992	8,731	39,818
NET INCOME (LOSS)	$82,754	$(2,223,063)	$924,730	$(739,209)	$(1,954,788)
Net income (loss) per Share	$0.24	$(6.53)	$2.66	$(2.14)	$(5.65)
Weighted-average Shares outstanding	349,818,333	340,395,055	347,510,870	345,096,739	345,697,260

(a)      Effective January 1, 2014, the Trust qualifies as an investment company for accounting purposes. Please refer to Note 2B to the financial statements that appear elsewhere in this report.

See Index to Financial Statements on page F-1 for a list of the financial statements being filed herein.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

There have been no changes in accountants and no disagreements with accountants during the year ended December 31, 2014.

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

The principal executive officer and principal financial officer of the Sponsor assessed the effectiveness of the Trust’s internal control over financial reporting as of December 31, 2014. Their assessment included an evaluation of the design of the Trust’s internal control over financial reporting and testing of the operational effectiveness of its internal control over financial reporting. In making its assessment, the Sponsor’s management has utilized the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in its report entitled Internal Control – Integrated Framework (2013). Based on their assessment and those criteria, the principal executive officer and principal financial officer of the Sponsor concluded that the Trust maintained effective internal control over financial reporting as of December 31, 2014.

The effectiveness of the Trust’s internal control over financial reporting as of December 31, 2014 has been audited by PricewaterhouseCoopers LLP, the independent registered public accounting firm that audited and reported on the financial statements included in this Form 10-K, as stated in their report which is included herein.

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

Patrick J. Dunne is the President and Chief Executive Officer, Jack Gee is the Chief Financial Officer and a Director and Charles Park is the Chief Compliance Officer of the Sponsor. The Sponsor is managed by a Board of Directors composed of Philip J. Jensen, Peter F. Landini, Kimun Lee, Jack Gee and Paul Lohrey.

Patrick J. Dunne, 45, became a principal of the Sponsor in September 2011 and has served as its President and Chief Executive Officer since September 2011. Since October 2013, Mr. Dunne was a principal and associated person, performing supervisory and managerial functions, of BlackRock Asset Management International Inc., a former commodity pool operator that withdrew its commodity pool operator registration in February 2014. Mr. Dunne served as Global Chief Operating Officer of the iShares® business from October 2010 to October 2011. Prior to that, Mr. Dunne served as Global Head of Securities Lending and Cash Management business from December 2005 to April 2008. Prior to that, Mr. Dunne served as Head of Securities Lending, North America from August 2003 to December 2005; Chief Operating Officer of Barclays Global Investor Services Europe business from January 2002 to August 2003; Head of Strategy, Barclays Global Investor Services North America, a financial services firm, from August 2000 to December 2001; Head of Fixed Income Trading from February 1995 to August 1999; Senior Fixed Income Trader from February 1994 to March 1995; and Fixed Income Portfolio Manager from February 1992 to February 1994. Mr. Dunne became a registered associated person of BlackRock Fund Advisors, a commodity trading advisor registered with the CFTC, in May 1995. Mr. Dunne joined BlackRock Institutional Trust Company, N.A., a national banking association and a commodity trading advisor registered with the CFTC, in October 1991 as an Equity Portfolio Manager in the Portfolio Management Group and became a registered associated person of BlackRock Institutional Trust Company, N.A. in March 1998. Mr. Dunne served as a principal of Barclays Global Investors Ltd., a commodity trading advisor formerly registered with the CFTC, from May 2003 to December 2005 and as a registered associated person of Barclays Global Investors Ltd. from September 2003 to December 2005. Prior to joining BlackRock Institutional Trust Company, N.A., Mr. Dunne served as a Marketing Research Associate at Merrill Lynch & Co., a financial services firm, from May 1991 to October 1991. Mr. Dunne earned a Bachelor of Arts degree in economics from the University of California at Berkeley in 1991 and a Master of Science degree in management from the Stanford Graduate School of Business in 2000.

Jack Gee, 55, became a principal of the Sponsor in September 2011 and serves as its Chief Financial Officer. Since December 2011, Mr. Gee was a principal of BlackRock Asset Management International Inc., a former commodity pool operator that withdrew its commodity pool operator registration in February 2014, and serves as its Chief Financial Officer, Chief Operating Officer and Director. Mr. Gee served as Director of US Fund Administration of BlackRock Institutional Trust Company N.A., a national banking association and a commodity trading advisor registered with the CFTC, from September 2004 to January 2010. Since January 2010, Mr. Gee has served as Managing Director, performing supervisory and managerial functions, of BlackRock Institutional Trust Company, N.A. Prior to joining BlackRock Institutional Trust Company, N.A., Mr. Gee served as Chief Financial Officer of Parnassus Investments, an investment adviser registered with the SEC, from March 2004 to September 2004; Chief Financial Officer of Cazenave Partners, an investment adviser registered with the SEC, from October 2003 to March 2004; Controller of Paul Capital Partners, an investment firm focusing on the secondary private equity and healthcare market, from October 2002 to October 2003; Chief Financial Officer of Fremont Investment Advisors, Inc., an investment adviser formerly registered with the SEC, from October 1997 to September 2002. Mr. Gee earned a Bachelor of Science degree in accounting from the California State University in 1982.

Charles Park, 47, became a principal of the Sponsor in December 2012 and serves as its Chief Compliance Officer for that entity and the iShares business. Mr. Park became a principal of BlackRock Fund Advisors in December 2012 and performs supervisory and managerial functions. Mr. Park became a principal of BlackRock Advisors LLC in June 2014 and performs supervisory and managerial functions. BlackRock Advisors LLC is a commodity pool operator and commodity trading advisor registered with the CFTC. Since December 2012, Mr. Park was a principal of BlackRock Asset Management International Inc., a former commodity pool operator that withdrew its commodity pool operator registration in February 2014, and served as its Chief Compliance Officer. Mr. Park joined BlackRock Institutional Trust Company, N.A., a national banking association and a commodity trading advisor registered with the CFTC, in August 2006 and performs supervisory and managerial functions. Prior to joining BlackRock Institutional Trust Company, N.A., Mr. Park served as Chief Compliance Officer of American Century Investment Management, Inc., a commodity pool operator and commodity trading advisor, from October 1995 to July 2006. Mr. Park earned a Bachelor of Arts degree in economics from the University of Michigan in 1989 and a Juris Doctor from the University of Michigan in 1992.

Philip J. Jensen, 56, became a principal of the Sponsor in September 2009, and is Chairman of the Sponsor’s audit committee. Since June 2001, Mr. Jensen has served as Partner and Chief Financial Officer of Paul Capital Partners, an investment firm focusing on the secondary private equity and healthcare market. Mr. Jensen received his Bachelor of Science from San Francisco State University and is a certified public accountant.

Peter F. Landini, 63, became a principal of the Sponsor in September 2009 and is a member of the Sponsor’s audit committee. In January 2003, Mr. Landini joined RBP Investment Advisors, Inc., a financial planning consultancy firm, for which he presently serves as Partner and Wealth Manager. Mr. Landini received his Bachelor of Science degree in Accounting from Santa Clara University and an MBA in Finance from Golden Gate University. Mr. Landini is a certified financial planner and is a member of the Financial Planning Association.

Kimun Lee, 68, became a principal of the Sponsor in September 2009, and is a member of the Sponsor’s audit committee. Mr. Lee is a California-registered investment adviser and has conducted his consulting business under the name Resources Consolidated since January 1980. Since September 2010, Mr. Lee has served as a member of the Board of directors of Firsthand Technology Value Fund, Inc., a mutual fund company. Since April 2013, Mr. Lee has served as a member of the Board of directors of Firsthand Funds, a mutual fund company. Since April 2014, Mr. Lee has served as a member of the Board of directors of FundX, a mutual fund company. Until January 2005 Mr. Lee also served as a member of the board of directors of Fremont Mutual Funds, Inc., a mutual fund company. Mr. Lee received his Bachelor of Arts from the University of the Pacific and an MBA from University of Nevada, Reno. He also completed the executive education program on corporate governance at Stanford Graduate School of Business.

Paul C. Lohrey, 52, CFA, became a principal of the Sponsor in April 2014 and performs supervisory and managerial functions. Mr. Lohrey joined BlackRock, Inc., a global asset management firm, as a Managing Director in June 2010. Prior to joining BlackRock, Inc., Mr. Lohrey served as Chief Investment Officer, Europe for The Vanguard Group, an asset management firm, from August 1994 to May 2010. Mr. Lohrey earned a Bachelor of Arts degree in economics from Duke University in 1984 and an MBA in Finance from the University of Chicago in 1986.

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

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Not applicable.

Item 14. Principal Accounting Fees and Services.

(1) to (4). Fees for services performed by PricewaterhouseCoopers LLP for the years ended December 31, 2014 and 2013 were:

	2014	2013
Audit fees	$98,400	$63,175
Audit-related fees	2,000	—
Tax fees	—	—
All other fees	—	—
	$100,400	$63,175

(5) The Audit Committee of the Board of Directors of the Sponsor approved, prior to the commencement of the engagement, the engagement of, and compensation to be paid to, PricewaterhouseCoopers LLP as auditors of the registrant.

(6) None of the hours expended on PricewaterhouseCoopers LLP’s engagement to audit the registrant’s financial statements for the year ended December 31, 2014 were attributable to work performed by persons other than the principal accountant’s full-time, permanent employees.

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

In our opinion, the financial statements listed in the accompanying index present fairly, in all material respects, the financial position of iShares® Silver Trust (“the Trust”) at December 31, 2014 and 2013, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2014 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Trust maintained, in all material respects, effective internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Sponsor’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on these financial statements and on the Trust’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

As discussed in Note 2B, effective January 1, 2014, these financial statements reflect the Trust's adoption of the accounting, presentation and disclosure requirements applicable to investment companies.

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

/s/ PricewaterhouseCoopers LLP

San Francisco, California

February 27, 2015

iShares® Silver Trust

Balance Sheets

At December 31, 2014 and 2013

	December 31,
(Dollar amounts in $000’s, except for per Share amounts)	2014		2013
ASSETS
Current assets
Investment in silver bullion	$5,263,140	(a)	$—
Silver bullion inventory	—		6,243,467	(b)
TOTAL ASSETS	$5,263,140		$6,243,467

LIABILITIES, REDEEMABLE CAPITAL SHARES AND SHAREHOLDERS’ EQUITY (DEFICIT)
Current liabilities
Sponsor’s fees payable	$2,338		$2,720
Total liabilities	2,338		2,720

Commitments and contingent liabilities (Note 6)	—		—
Redeemable capital Shares (at redemption value)	—		6,240,747
Shareholders’ equity (deficit)	5,260,802	(c)	—
TOTAL LIABILITIES, REDEEMABLE CAPITAL SHARES AND SHAREHOLDERS’ EQUITY (DEFICIT)	$5,263,140		$6,243,467

Shares issued and outstanding(d)	344,000,000		332,500,000
Net asset value per Share(e)	$15.29

(a)     Presented at fair value at December 31, 2014 (cost: $6,386,750).

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

See notes to financial statements.

iShares® Silver Trust

Income Statements

For the years ended December 31, 2014, 2013 and 2012

	Years Ended December 31,
(Dollar amounts in $000’s, except for per Share amounts)	2014(a)	2013	2012
Revenue
Proceeds from sales of silver bullion inventory to pay expenses	$—	$41,406	$48,390
Cost of silver bullion inventory sold to pay expenses	—	(43,296)	(37,369)
Gain (loss) on sales of silver bullion inventory to pay expenses	—	(1,890)	11,021
Gain (loss) on silver distributed for the redemption of Shares	—	(131,814)	427,775
Total gain (loss) on sales and distributions of silver bullion	—	(133,704)	438,796
Adjustment to silver bullion inventory	—	(1,781,266)	—
Total gain (loss) on silver bullion	—	(1,914,970)	438,796
Expenses
Sponsor’s fees	31,579	39,818	48,656
Total expenses	31,579	39,818	48,656
Net investment loss(b)	(31,579)
Net Realized and Unrealized Gain (Loss)
Net realized loss from investment in silver bullion sold to pay expenses	(1,056)	—	—
Net realized loss from silver bullion distributed for the redemption of Shares	(77,394)	—	—
Net change in unrealized appreciation/depreciation on investment in silver bullion	(1,123,610)	—	—
Net realized and unrealized loss	(1,202,060)	—	—
NET INCOME (LOSS)	$(1,233,639)	$(1,954,788)	$390,140
Net income (loss) per Share	$(3.57)	$(5.65)	$1.21
Weighted-average Shares outstanding	345,726,575	345,697,260	322,923,770

(a)     Effective January 1, 2014, the Trust qualifies as an investment company for accounting purposes. Please refer to Note 2B.

(b)     Net investment loss is applicable to investment companies. Please refer to Note 2B.

See notes to financial statements.

iShares® Silver Trust

Statements of Changes in Shareholders’ Equity (Deficit)

For the years ended December 31, 2014, 2013 and 2012

	Years Ended December 31,
(Dollar amounts in $000’s)	2014	2013	2012
Shareholders’ equity (deficit) – beginning of period(a)	6,240,747 (b)	$(1,575,959)	$(1,511,462)
Subscriptions	1,361,917	—	—
Redemptions	(1,108,223)	—	—
Net investment loss	(31,579)	—	—
Net realized loss from investment in silver bullion sold to pay expenses	(1,056)	—	—
Net realized loss from silver bullion distributed for the redemption of Shares	(77,394)	—	—
Net change in unrealized appreciation/depreciation on investment in silver bullion	(1,123,610)	—	—
Net income (loss)	—	(1,954,788)	390,140
Adjustment of redeemable capital Shares to redemption value	—	3,530,747	(454,637)
Shareholders’ equity (deficit) – end of period	5,260,802 (b)	$—	$(1,575,959)

(a)     The Trust reclassified redeemable capital Shares as of December 31, 2013 into shareholders’ equity as part of its transition to investment company accounting effective January 1, 2014. Please refer to Note 2B.

(b)     Represents net asset value. Please refer to Note 2D.

See notes to financial statements.

iShares® Silver Trust

Statements of Cash Flows

For the years ended December 31, 2014, 2013 and 2012

	Years Ended December 31,
(Dollar amounts in $000’s)	2014	2013	2012
CASH FLOWS FROM OPERATING ACTIVITIES:
Proceeds from sales of silver bullion inventory to pay expenses	$31,961	$41,406	$48,390
Expenses – Sponsor’s fees paid	(31,961)	(41,406)	(48,390)
Net cash provided by operating activities	—	—	—
Increase (decrease) in cash	—	—	—
Cash, beginning of period	—	—	—
Cash, end of period	$—	$—	$—
RECONCILIATION OF NET INCOME (LOSS) TO NET CASH PROVIDED BY OPERATING ACTIVITIES:
Net income (loss)	$(1,233,639)	$(1,954,788)	$390,140
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Proceeds from sales of investment in silver bullion sold to pay expenses	31,961	—	—
Net realized loss from investment in silver bullion sold to pay expenses	1,056	—	—
Cost of silver bullion inventory sold to pay expenses	—	43,296	37,369
Net realized (gain) loss from silver bullion distributed for the redemption of Shares	77,394	131,814	(427,775)
Net change in unrealized appreciation/depreciation on investment in silver bullion	1,123,610	—	—
Adjustment to silver bullion inventory	—	1,781,266	—
Change in operating assets and liabilities:
Sponsor’s fees payable	(382)	(1,588)	266
Net cash provided by operating activities	$—	$—	$—
Supplemental disclosure of non-cash information:
Silver bullion contributed for subscription of Shares(a)	$1,361,917	$2,096,484	$2,496,406
Silver bullion distributed for redemption of Shares(a)	$(1,108,223)	$(2,163,458)	$(1,515,494)

(a)     Presented at fair value for the year ended December 31, 2014 and at cost for the years ended December 31, 2013 and 2012.

See notes to financial statements.

iShares® Silver Trust

Schedule of Investments(a)

At December 31, 2014

(All Balances in 000’s)

Description	Ounces	Cost	Fair Value	Percentage of Net Asset Value
Silver bullion	329,564.2	$6,386,750	$5,263,140	100.04%

(a)     Effective January 1, 2014, the Trust qualifies as an investment company for accounting purposes. Disclosure of a schedule of investments is required for investment companies. Please refer to Note 2B.

See notes to financial statements.

iShares® Silver Trust

Notes to Financial Statements

December 31, 2014

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

Gain or loss on sales of silver bullion is calculated on a trade date basis using the average cost method.

The following table summarizes activity in silver bullion for the years ended December 31, 2014, 2013 and 2012 (all balances in 000’s):

December 31, 2014	Ounces	Average Cost	Fair Value	Realized Gain (Loss)
Beginning balance	320,177.8	$6,243,467	$6,243,467	$—
Silver bullion contributed	71,956.1	1,361,917	1,361,917	—
Silver bullion distributed	(60,878.0)	(1,185,617)	(1,108,223)	(77,394)
Silver bullion sold	(1,691.7)	(33,017)	(31,961)	(1,056)
Net realized loss on silver bullion	—	—	(78,450)	—
Net change in unrealized appreciation/depreciation on investment in silver bullion	—	—	(1,123,610)	—
Ending balance	329,564.2	$6,386,750	$5,263,140	$(78,450)

December 31, 2013	Ounces	Average Cost	Fair Value	Realized Gain (Loss)
Beginning balance	324,239.1	$8,135,003	$9,710,962	$—
Silver contributed	82,810.6	2,096,484	2,096,484	—
Silver distributed	(85,164.1)	(2,163,458)	(2,031,644)	(131,814)
Silver sold	(1,707.8)	(43,296)	(41,406)	(1,890)
Adjustment to silver bullion inventory(a)	—	(1,781,266)	—	—
Adjustment for realized loss	—	—	(133,704)	—
Adjustment for unrealized loss on silver bullion	—	—	(3,357,225)	—
Ending balance	320,177.8	$6,243,467	$6,243,467	$(133,704)

December 31, 2012	Ounces	Average Cost	Fair Value	Realized Gain (Loss)
Beginning balance	308,833.3	$7,191,460	$8,702,922	$—
Silver contributed	79,657.0	2,496,406	2,496,406	—
Silver distributed	(62,700.4)	(1,515,494)	(1,943,269)	427,775
Silver sold	(1,550.8)	(37,369)	(48,390)	11,021
Adjustment for realized gain	—	—	438,796	—
Adjustment for unrealized gain on silver bullion	—	—	64,497	—
Ending balance	324,239.1	$8,135,003	$9,710,962	$438,796

(a)     At December 31, 2013, the market value of the silver bullion was below the average cost of the Trust’s silver bullion inventory held. As a result, the Trust recorded a permanent write down against the average cost of the silver bullion inventory of $1,781,266.

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

Share activity was as follows (all balances in 000’s):

	Year Ended December 31, 2014
	Shares	Amount
Shares issued	74,950	$1,361,917
Shares redeemed	(63,450)	(1,108,223)
Net increase	11,500	$253,694

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

Activity in redeemable capital Shares for the years ended December 31, 2013 and 2012 was as follows (all balances in 000’s):

	Years Ended December 31,
	2013		2012
	Shares	Amount	Shares	Amount
Beginning balance	335,000	$9,706,654	317,500	$8,698,880
Shares issued	85,750	2,096,484	82,150	2,496,406
Shares redeemed	(88,250)	(2,031,644)	(64,650)	(1,943,269)
Redemption value adjustment	—	(3,530,747)	—	454,637
Ending balance	332,500	$6,240,747	335,000	$9,706,654

F.	Federal Income Taxes

The Trust is treated as a “grantor trust” for federal income tax purposes and, therefore, no provision for federal income taxes is required. Any interest, expenses, gains and losses are “passed through” to the holders of Shares of the Trust.

The Sponsor has reviewed the tax positions as of December 31, 2014 and has determined that no provision for income tax is required in the Trust’s financial statements.

3 - Trust Expenses

The Trust pays to the Sponsor a Sponsor’s fee that accrues daily at an annualized rate equal to 0.50% of the net asset value of the Trust, paid monthly in arrears. The Sponsor has agreed to assume the following administrative and marketing expenses incurred by the Trust: the Trustee’s fee, the Custodian’s fee, NYSE Arca listing fees, Securities and Exchange Commission registration fees, printing and mailing costs, audit fees and expenses, and up to $100,000 per annum in legal fees and expenses.

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

8 - Financial Highlights

Effective January 1, 2014, the Trust qualifies as an investment company for accounting purposes. Disclosure of financial highlights is required for investment companies. Please refer to Note 2B. The following financial highlights relate to investment performance and operations for a Share outstanding for the year ended December 31, 2014.

Year Ended December 31, 2014
Net asset value per Share, beginning of period	$18.77

Net investment loss(a)	(0.09)
Net realized and unrealized loss(b)	(3.39)
Net decrease in net assets from operations	(3.48)
Net asset value per Share, end of period	$15.29

Total return, at net asset value(c)	(18.54)%

Ratio to average net assets:
Net investment loss	(0.50)%
Expenses	0.50%

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

At December 31, 2014, the value of the silver bullion held by the Trust is categorized as Level 1.

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

Date: February 27, 2015

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities* and on the dates indicated.

/s/ Patrick J. Dunne
Patrick J. Dunne
President and Chief Executive Officer
(Principal executive officer)

Date: February 27, 2015

/s/ Jack Gee
Jack Gee
Director and Chief Financial Officer
(Principal financial and accounting officer)

Date: February 27, 2015

/s/ Philip J. Jensen
Philip J. Jensen
Director

Date: February 27, 2015

/s/ Peter F. Landini
Peter F. Landini
Director

Date: February 27, 2015

/s/ Kimun Lee
Kimun Lee
Director

Date: February 27, 2015

/s/ Paul C. Lohrey
Paul C. Lohrey
Director

Date: February 27, 2015

*     The registrant is a trust and the persons are signing in their respective capacities as officers or directors of iShares® Delaware Trust Sponsor LLC, the Sponsor of the registrant.