Form 10-Q
period 2015-03-31
iShares Silver Trust
filed 2015-05-08
CIK 1330568

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2015

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

PART 1 – FINANCIAL INFORMATION

Item 1. Financial Statements

iShares® Silver Trust

Statements of Assets and Liabilities(a) (Unaudited)

At March 31, 2015 and December 31, 2014

	March 31,	December 31,
(Dollar amounts in $000’s, except for per Share amounts)	2015	2014
Assets
Investment in silver bullion(b)	$5,344,795	$5,263,140
Total Assets	5,344,795	5,263,140

Liabilities
Sponsor’s fees payable	2,247	2,338
Total Liabilities	2,247	2,338

Commitments and contingent liabilities (Note 6)	—	—

Net Assets	$5,342,548	$5,260,802

Shares issued and outstanding(c)	336,500,000	344,000,000
Net asset value per Share (Note 2D)	$15.88	$15.29

(a)     Previously reported as “Balance Sheets.” Please refer to Note 2A.

(b)     Cost of investment in silver bullion: $6,212,172 and $6,386,750, respectively.

(c)     No par value, unlimited amount authorized.

See notes to financial statements.

iShares® Silver Trust

Statements of Operations(a) (Unaudited)

For the three months ended March 31, 2015 and 2014

	Three Months Ended March 31,
(Dollar amounts in $000’s, except for per Share amounts)	2015	2014
Expenses
Sponsor’s fees	$6,656	$8,172
Total expenses	6,656	8,172
Net investment loss	(6,656)	(8,172)

Net Realized and Unrealized Gain (Loss)
Net realized gain (loss) from:
Investment in silver bullion sold to pay expenses	(1,169)	255
Silver bullion distributed for the redemption of Shares	(42,041)	9,750
Net realized gain (loss)	(43,210)	10,005
Net change in unrealized appreciation/depreciation	256,233	136,062
Net realized and unrealized gain	213,023	146,067

Net increase in net assets resulting from operations	$206,367	$137,895

Net increase in net assets per Share	$0.61	$0.41
Weighted-average Shares outstanding	338,820,000	337,061,111

(a)     Previously reported as “Income Statements.” Please refer to Note 2A.

See notes to financial statements.

iShares® Silver Trust

Statements of Changes in Net Assets(a) (Unaudited)

For the three months ended March 31, 2015 and the year ended December 31, 2014

	Three Months Ended	Year Ended
(Dollar amounts in $000’s)	March 31, 2015	December 31, 2014
Net Assets, Beginning of Period	$5,260,802	$6,240,747

Operations:
Net investment loss	(6,656)	(31,579)
Net realized loss	(43,210)	(78,450)
Net change in unrealized appreciation/depreciation	256,233	(1,123,610)
Net increase (decrease) in net assets resulting from operations	206,367	(1,233,639)

Capital Share Transactions:
Contributions for Shares issued	180,518	1,361,917
Distributions for Shares redeemed	(305,139)	(1,108,223)
Net increase (decrease) in net assets from capital share transactions	(124,621)	253,694

Increase (decrease) in net assets	81,746	(979,945)

Net Assets, End of Period	$5,342,548	$5,260,802

Shares issued and redeemed
Shares issued	11,250,000	74,950,000
Shares redeemed	(18,750,000)	(63,450,000)
Net increase (decrease) in Shares issued and outstanding	(7,500,000)	11,500,000

(a)     Previously reported as “Statements of Changes in Shareholders’ Equity (Deficit).” Please refer to Note 2A.

See notes to financial statements.

iShares® Silver Trust

Statements of Cash Flows (Unaudited)

For the three months ended March 31, 2015 and 2014

	Three Months Ended March 31,
(Dollar amounts in $000’s)	2015	2014
Cash Flows from Operating Activities:
Proceeds from sales of investment in silver bullion sold to pay expenses	$6,747	$8,003
Expenses – Sponsor’s fees paid	(6,747)	(8,003)
Net cash provided by operating activities	—	—
Increase (decrease) in cash	—	—
Cash, beginning of period	—	—
Cash, end of period	$—	$—

Reconciliation of Net Increase in Net Assets Resulting from Operations to Net Cash Provided by Operating Activities:
Net increase in net assets resulting from operations	$206,367	$137,895
Adjustments to reconcile net increase in net assets resulting from operations to net cash provided by operating activities:
Proceeds from sales of investment in silver bullion sold to pay expenses	6,747	8,003
Net realized (gain) loss	43,210	(10,005)
Net change in unrealized appreciation/depreciation	(256,233)	(136,062)
Change in operating assets and liabilities:
Sponsor’s fees payable	(91)	169
Net cash provided by operating activities	$—	$—

Supplemental disclosure of non-cash information:
Silver bullion contributed for Shares issued	$180,518	$382,350
Silver bullion distributed for Shares redeemed	$(305,139)	$(206,889)

See notes to financial statements.

iShares® Silver Trust

Schedules of Investments (Unaudited)

At March 31, 2015 and December 31, 2014

(All balances in 000’s, except percentage data)
March 31, 2015
Description	Ounces	Cost	Fair Value
Silver bullion	321,975.6	$6,212,172	$5,344,795

Total Investment – 100.04%			5,344,795
Less Liabilities – (0.04)%			(2,247)
Net Assets – 100.00%			$5,342,548

December 31, 2014
Description	Ounces	Cost	Fair Value
Silver bullion	329,564.2	$6,386,750	$5,263,140

Total Investment – 100.04%			5,263,140
Less Liabilities – (0.04)%			(2,338)
Net Assets – 100.00%			$5,260,802

See notes to financial statements.

iShares® Silver Trust

Notes to Financial Statements (Unaudited)

March 31, 2015

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

The accompanying unaudited financial statements were prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and with the instructions for Form 10-Q and the rules and regulations of the U.S. Securities and Exchange Commission (the “SEC”). In the opinion of management, all material adjustments, consisting only of normal recurring adjustments considered necessary for a fair statement of the interim period financial statements have been made. Interim period results are not necessarily indicative of results for a full-year period. These financial statements and the notes thereto should be read in conjunction with the Trust’s financial statements included in its Annual Report on Form 10-K for the year ended December 31, 2014, as filed with the SEC on February 27, 2015.

The Trust qualifies as an investment company for accounting purposes and follows the accounting and reporting guidance under the Financial Accounting Standards Board Accounting Standards Codification Topic 946, Financial Services – Investment Companies, but is not registered, and is not required to be registered, under the Investment Company Act of 1940, as amended.

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

Certain statements and captions in the financial statements for the prior year have been changed to conform to the current financial statement presentation. Certain amounts in the financial statements for the prior year have been reclassified to conform to the current financial statement presentation.

B.	Silver Bullion

JPMorgan Chase Bank N.A., London branch (the “Custodian”), is responsible for the safekeeping of silver bullion owned by the Trust.

Silver Bullion held by the Trust is valued at fair value, which is based on the price per ounce of silver determined by the CME Group at approximately 12:00 noon, London time, and announced by Thomson Reuters shortly thereafter on each day that the London silver market is open for business (“LBMA Silver Price”). Prior to August 15, 2014, fair value of the silver bullion was based on the price for an ounce of silver set each working day by three market making members of the London Bullion Market Association (“London Fix”).

Gain or loss on sales of silver bullion is calculated on a trade date basis using the average cost method.

The following table summarizes activity in silver bullion for the three months ended March 31, 2015 and 2014 (all balances in 000’s):

Three Months Ended March 31, 2015	Ounces	Average Cost	Fair Value	Realized Gain (Loss)
Beginning balance	329,564.2	$6,386,750	$5,263,140	$—
Silver bullion contributed	10,767.1	180,518	180,518	—
Silver bullion distributed	(17,946.5)	(347,180)	(305,139)	(42,041)
Silver bullion sold to pay expenses	(409.2)	(7,916)	(6,747)	(1,169)
Net realized loss	—	—	(43,210)	—
Net change in unrealized appreciation/depreciation	—	—	256,233	—
Ending balance	321,975.6	$6,212,172	$5,344,795	$(43,210)

Three Months Ended March 31, 2014	Ounces	Average Cost	Fair Value	Realized Gain (Loss)
Beginning balance	320,177.8	$6,243,467	$6,243,467	$—
Silver bullion contributed	18,663.1	382,350	382,350	—
Silver bullion distributed	(10,101.9)	(197,139)	(206,889)	9,750
Silver bullion sold to pay expenses	(396.9)	(7,748)	(8,003)	255
Net realized gain	—	—	10,005	—
Net change in unrealized appreciation/depreciation	—	—	136,062	—
Ending balance	328,342.1	$6,420,930	$6,556,992	$10,005

C.	Calculation of Net Asset Value

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

D.	Offering of the Shares

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

When silver bullion is exchanged in settlement of a redemption, it is considered a sale of silver bullion for accounting purposes.

E.	Federal Income Taxes

The Trust is treated as a “grantor trust” for federal income tax purposes and, therefore, no provision for federal income taxes is required. Any interest, expenses, gains and losses are “passed through” to the holders of Shares of the Trust.

The Sponsor has reviewed the tax positions as of March 31, 2015 and has determined that no provision for income tax is required in the Trust’s financial statements.

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

8 - Financial Highlights

The following financial highlights relate to investment performance and operations for a Share outstanding for the three months ended March 31, 2015 and 2014.

	Three Months Ended March 31,
	2015	2014
Net asset value per Share, beginning of period	$15.29	$18.77

Net investment loss(a)	(0.02)	(0.02)
Net realized and unrealized gain(b)	0.61	0.45
Net increase in net assets from operations	0.59	0.43
Net asset value per Share, end of period	$15.88	$19.20

Total return, at net asset value(c)(d)	3.86%	(2.29)%

Ratio to average net assets:
Net investment loss(e)	(0.50)%	(0.50)%
Expenses(e)	0.50%	0.50%

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

(d)     Percentage is not annualized.

(e)     Percentage is annualized.

9 - Investment Valuation

U.S. GAAP defines fair value as the price the Trust would receive to sell an asset or pay to transfer a liability in an orderly transaction between market participants at the measurement date. The Trust’s policy is to value its investment at fair value.

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

At March 31, 2015 and December 31, 2014, the value of the silver bullion held by the Trust is categorized as Level 1.

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

Results of Operations

The Quarter Ended March 31, 2015

The Trust’s net asset value grew from $5,260,801,879 at December 31, 2014 to $5,342,548,189 at March 31, 2015, a 1.55% increase. The increase in the Trust’s net asset value resulted primarily from an increase in the LBMA Silver Price, which rose 3.94% from $15.97 at December 31, 2014 to $16.60 at March 31, 2015. The increase in the Trust’s net asset value was partially offset by a decrease in outstanding Shares, which fell from 344,000,000 Shares at December 31, 2014 to 336,500,000 Shares at March 31, 2015, a consequence of 11,250,000 Shares (225 Baskets) being created and 18,750,000 Shares (375 Baskets) being redeemed during the quarter.

The 3.86% increase in the Trust’s net asset value per Share from $15.29 at December 31, 2014 to $15.88 at March 31, 2015 is directly related to the 3.94% increase in the LBMA Silver Price.

The Trust’s net asset value per Share increased slightly less than the price of silver on a percentage basis due to the Sponsor’s fees, which were $6,656,496 for the quarter, or 0.12% of the Trust’s average weighted assets of $5,400,188,013 during the quarter. The net asset value per Share of $17.45 on January 23, 2015 was the highest during the quarter, compared with a low during the quarter of $14.80 on March 18, 2015. The net asset value of the Trust is obtained by subtracting the Trust’s expenses and liabilities on any day from the value of the silver owned by the Trust on that day; the net asset value per Share is obtained by dividing the net asset value of the Trust on a given day by the number of Shares outstanding on that day.

Net increase in net assets resulting from operations for the quarter ended March 31, 2015 was $206,366,810, resulting from a net investment loss of $6,656,496, a net realized loss of $1,169,264 from investment in silver bullion sold to pay expenses, a net realized loss of $42,040,607 on silver bullion distributed for the redemption of Shares and a net change in unrealized appreciation/depreciation on investment in silver bullion of $256,233,177. Other than the Sponsor’s fees of $6,656,496, the Trust had no expenses during the quarter.

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

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

There have been no material changes to the Risk Factors last reported under Part I, Item 1A of the registrant’s Annual Report on Form 10-K for the year ended December 31, 2014, filed with the Securities and Exchange Commission on February 27, 2015.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

a) None.

b) Not applicable.

c) 18,750,000 Shares (375 Baskets) were redeemed during the quarter ended March 31, 2015.

Period	Total Number of Shares Redeemed	Average Ounces of Silver Per Share
01/01/15 to 01/31/15	13,150,000	0.9574
02/01/15 to 02/28/15	—	—
03/01/15 to 03/31/15	5,600,000	0.9565
Total	18,750,000	0.9571

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

Date: May 8, 2015

/s/ Jack Gee
Jack Gee
Chief Financial Officer
(Principal financial and accounting officer)

Date: May 8, 2015

*     The registrant is a trust and the persons are signing in their capacities as officers of iShares® Delaware Trust Sponsor LLC, the Sponsor of the registrant.