Form 10-Q
period 2015-06-30
iShares Silver Trust
filed 2015-08-07
CIK 1330568

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

 For the quarterly period ended June 30, 2015

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

PART 1 – FINANCIAL INFORMATION

Item 1. Financial Statements

iShares® Silver Trust

Statements of Assets and Liabilities(a) (Unaudited)

At June 30, 2015 and December 31, 2014

	June 30,	December 31,
(Dollar amounts in $000’s, except for per Share amounts)	2015	2014
Assets
Investment in silver bullion(b)	$5,107,880	$5,263,140
Total Assets	5,107,880	5,263,140

Liabilities
Sponsor’s fees payable	2,148	2,338
Total Liabilities	2,148	2,338

Commitments and contingent liabilities (Note 6)	—	—

Net Assets	$5,105,732	$5,260,802

Shares issued and outstanding(c)	340,450,000	344,000,000
Net asset value per Share (Note 2D)	$15.00	$15.29

(a)     Previously reported as “Balance Sheets.” Please refer to Note 2A.

(b)     Cost of investment in silver bullion: $6,217,768 and $6,386,750, respectively.

(c)     No par value, unlimited amount authorized.

See notes to financial statements.

iShares® Silver Trust

Statements of Operations(a) (Unaudited)

For the three and six months ended June 30, 2015 and 2014

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Dollar amounts in $000’s, except for per Share amounts)	2015	2014	2015	2014
Expenses
Sponsor’s fees	$6,619	$8,072	$13,275	$16,244
Total expenses	6,619	8,072	13,275	16,244
Net investment loss	(6,619)	(8,072)	(13,275)	(16,244)

Net Realized and Unrealized Gain (Loss)
Net realized gain (loss) from:
Investment in silver bullion sold to pay expenses	(1,143)	(147)	(2,312)	108
Silver bullion distributed for the redemption of Shares	(43,727)	5,554	(85,768)	15,304
Net realized gain (loss)	(44,870)	5,407	(88,080)	15,412
Net change in unrealized appreciation/depreciation	(242,511)	291,600	13,722	427,662
Net realized and unrealized gain (loss)	(287,381)	297,007	(74,358)	443,074

Net increase (decrease) in net assets resulting from operations	$(294,000)	$288,935	$(87,633)	$426,830

Net increase (decrease) in net assets per Share	$(0.87)	$0.84	$(0.26)	$1.25
Weighted-average Shares outstanding	338,502,198	343,413,187	338,660,221	340,254,696

(a)     Previously reported as “Income Statements.” Please refer to Note 2A.

See notes to financial statements.

iShares® Silver Trust

Statements of Changes in Net Assets(a) (Unaudited)

For the six months ended June 30, 2015 and the year ended December 31, 2014

	Six Months Ended	Year Ended
(Dollar amounts in $000’s)	June 30, 2015	December 31, 2014
Net Assets, Beginning of Period	$5,260,802	$6,240,747

Operations:
Net investment loss	(13,275)	(31,579)
Net realized loss	(88,080)	(78,450)
Net change in unrealized appreciation/depreciation	13,722	(1,123,610)
Net decrease in net assets resulting from operations	(87,633)	(1,233,639)

Capital Share Transactions:
Contributions for Shares issued	579,038	1,361,917
Distributions for Shares redeemed	(646,475)	(1,108,223)
Net increase (decrease) in net assets from capital share transactions	(67,437)	253,694

Decrease in net assets	(155,070)	(979,945)

Net Assets, End of Period	$5,105,732	$5,260,802

Shares issued and redeemed
Shares issued	37,050,000	74,950,000
Shares redeemed	(40,600,000)	(63,450,000)
Net increase (decrease) in Shares issued and outstanding	(3,550,000)	11,500,000

(a)     Previously reported as “Statements of Changes in Shareholders’ Equity (Deficit).” Please refer to Note 2A.

See notes to financial statements.

iShares® Silver Trust

Statements of Cash Flows (Unaudited)

For the six months ended June 30, 2015 and 2014

	Six Months Ended June 30,
(Dollar amounts in $000’s)	2015	2014
Cash Flows from Operating Activities:
Proceeds from sales of investment in silver bullion sold to pay expenses	$13,465	$16,285
Expenses – Sponsor’s fees paid	(13,465)	(16,285)
Net cash provided by operating activities	—	—
Increase (decrease) in cash	—	—
Cash, beginning of period	—	—
Cash, end of period	$—	$—

Reconciliation of Net Increase (Decrease) in Net Assets Resulting from Operations to Net Cash Provided by Operating Activities:
Net increase (decrease) in net assets resulting from operations	$(87,633)	$426,830
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by operating activities:
Proceeds from sales of investment in silver bullion sold to pay expenses	13,465	16,285
Net realized (gain) loss	88,080	(15,412)
Net change in unrealized appreciation/depreciation	(13,722)	(427,662)
Change in operating assets and liabilities:
Sponsor’s fees payable	(190)	(41)
Net cash provided by operating activities	$—	$—

Supplemental disclosure of non-cash information:
Silver bullion contributed for Shares issued	$579,038	$602,557
Silver bullion distributed for Shares redeemed	$(646,475)	$(534,455)

See notes to financial statements.

iShares® Silver Trust

Schedules of Investments (Unaudited)

At June 30, 2015 and December 31, 2014

(All balances in 000’s, except percentage data)
June 30, 2015
Description	Ounces	Cost	Fair Value
Silver bullion	325,342.6	$6,217,768	$5,107,880

Total Investment – 100.04%			5,107,880
Less Liabilities – (0.04)%			(2,148)
Net Assets – 100.00%			$5,105,732

December 31, 2014
Description	Ounces	Cost	Fair Value
Silver bullion	329,564.2	$6,386,750	$5,263,140

Total Investment – 100.04%			5,263,140
Less Liabilities – (0.04)%			(2,338)
Net Assets – 100.00%			$5,260,802

See notes to financial statements.

iShares® Silver Trust

Notes to Financial Statements (Unaudited)

June 30, 2015

1 - Organization

The iShares® Silver Trust (the “Trust”) was organized on April 21, 2006 as a New York trust. The trustee is The Bank of New York Mellon (the “Trustee”), which is responsible for the day-to-day administration of the Trust. The Trust’s sponsor is iShares® Delaware Trust Sponsor LLC, a Delaware limited liability company (the “Sponsor”). The Trust is governed by the First Amended and Restated Depositary Trust Agreement (the “Trust Agreement”) executed by the Trustee and the Sponsor as of February 28, 2013. The Trust issues units of beneficial interest (or “Shares”) representing fractional undivided beneficial interests in its net assets.

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

The Trust qualifies as an investment company for accounting purposes and follows the accounting and reporting guidance under the Financial Accounting Standards Board Accounting Standards Codification Topic 946, Financial Services – Investment Companies, but is not registered, and is not required to be registered, as an investment company under the Investment Company Act of 1940, as amended.

2 - Significant Accounting Policies

A.	Basis of Accounting

The following significant accounting policies are consistently followed by the Trust in the preparation of its financial statements in conformity with U.S. GAAP. The preparation of financial statements in conformity with U.S. GAAP requires management to make certain estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

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

Silver Bullion held by the Trust is valued at fair value, which is based on the price per ounce of silver determined by the CME Group at approximately 12:00 p.m. (London time) and announced by Thomson Reuters shortly thereafter on each day that the London silver market is open for business (“LBMA Silver Price”). Prior to August 15, 2014, fair value of the silver bullion was based on the price for an ounce of silver set each working day by three market making members of the London Bullion Market Association (“London Fix”).

Gain or loss on sales of silver bullion is calculated on a trade date basis using the average cost method.

The following tables summarize activity in silver bullion for the three months ended June 30, 2015 and 2014 (all balances in 000’s):

Three Months Ended June 30, 2015	Ounces	Average Cost	Fair Value	Realized Gain (Loss)
Beginning balance	321,975.6	$6,212,172	$5,344,795	$—
Silver bullion contributed	24,658.4	398,520	398,520	—
Silver bullion distributed	(20,883.0)	(385,063)	(341,336)	(43,727)
Silver bullion sold to pay expenses	(408.4)	(7,861)	(6,718)	(1,143)
Net realized loss	—	—	(44,870)	—
Net change in unrealized appreciation/depreciation	—	—	(242,511)	—
Ending balance	325,342.6	$6,217,768	$5,107,880	$(44,870)

Three Months Ended June 30, 2014	Ounces	Average Cost	Fair Value	Realized Gain (Loss)
Beginning balance	328,342.1	$6,420,930	$6,556,992	$—
Silver bullion contributed	11,434.5	220,207	220,207	—
Silver bullion distributed	(16,472.5)	(322,012)	(327,566)	5,554
Silver bullion sold to pay expenses	(431.2)	(8,429)	(8,282)	(147)
Net realized gain	—	—	5,407	—
Net change in unrealized appreciation/depreciation	—	—	291,600	—
Ending balance	322,872.9	$6,310,696	$6,738,358	$5,407

The following tables summarize activity in silver bullion for the six months ended June 30, 2015 and 2014 (all balances in 000’s):

Six Months Ended June 30, 2015	Ounces	Average Cost	Fair Value	Realized Gain (Loss)
Beginning balance	329,564.2	$6,386,750	$5,263,140	$—
Silver bullion contributed	35,425.5	579,038	579,038	—
Silver bullion distributed	(38,829.5)	(732,243)	(646,475)	(85,768)
Silver bullion sold to pay expenses	(817.6)	(15,777)	(13,465)	(2,312)
Net realized loss	—	—	(88,080)	—
Net change in unrealized appreciation/depreciation	—	—	13,722	—
Ending balance	325,342.6	$6,217,768	$5,107,880	$(88,080)

Six Months Ended June 30, 2014	Ounces	Average Cost	Fair Value	Realized Gain (Loss)
Beginning balance	320,177.8	$6,243,467	$6,243,467	$—
Silver bullion contributed	30,097.6	602,557	602,557	—
Silver bullion distributed	(26,574.4)	(519,151)	(534,455)	15,304
Silver bullion sold to pay expenses	(828.1)	(16,177)	(16,285)	108
Net realized gain	—	—	15,412	—
Net change in unrealized appreciation/depreciation	—	—	427,662	—
Ending balance	322,872.9	$6,310,696	$6,738,358	$15,412

C.	Calculation of Net Asset Value

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

The Sponsor has reviewed the tax positions as of June 30, 2015 and has determined that no provision for income tax is required in the Trust’s financial statements.

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

8 - Financial Highlights

The following financial highlights relate to investment performance and operations for a Share outstanding for the three and six months ended June 30, 2015 and 2014.

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Net asset value per Share, beginning of period	$15.88	$19.20	$15.29	$18.77

Net investment loss(a)	(0.02)	(0.02)	(0.04)	(0.05)
Net realized and unrealized gain (loss)(b)	(0.86)	0.86	(0.25)	1.32
Net increase (decrease) in net assets from operations	(0.88)	0.84	(0.29)	1.27
Net asset value per Share, end of period	$15.00	$20.04	$15.00	$20.04

Total return(c)(d)	(5.54)%	4.38%	(1.90)%	6.77%

Ratio to average net assets:
Net investment loss(e)	(0.50)%	(0.50)%	(0.50)%	(0.50)%
Expenses(e)	0.50%	0.50%	0.50%	0.50%

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

At June 30, 2015 and December 31, 2014, the value of the silver bullion held by the Trust is categorized as Level 1.

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

Valuation of Silver; Computation of Net Asset Value

On each business day, as soon as practicable after 4:00 p.m. (New York time), the Trustee evaluates the silver held by the Trust and determines the net asset value of the Trust and the net asset value per Share. The Trustee values the silver held by the Trust using the price per ounce of silver determined by the CME Group at approximately 12:00 p.m. (London time) and announced by Thomson Reuters shortly thereafter on each day that the London silver market is open for business (“LBMA Silver Price”). Having valued the silver held by the Trust, the Trustee then subtracts all accrued fees, expenses and other liabilities of the Trust from the value of the silver and other assets of the Trust. The result is the net asset value of the Trust. The Trustee computes the net asset value per Share by dividing the net asset value of the Trust by the number of Shares outstanding on the date the computation is made. Prior to August 15, 2014, the Trustee valued the silver held by the Trust using the announced price for an ounce of silver set by three market making members of the London Bullion Market Association (“London Fix”).

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

Results of Operations

The Quarter Ended June 30, 2015

The Trust’s net asset value fell from $5,342,548,189 at March 31, 2015 to $5,105,731,730 at June 30, 2015, a 4.43% decrease. The decrease in the Trust’s net asset value resulted primarily from a decrease in the LBMA Silver Price, which fell 5.42% from $16.60 at March 31, 2015 to $15.70 at June 30, 2015. The decrease in the Trust’s net asset value was partially offset by an increase in the number of outstanding Shares, which rose from 336,500,000 Shares at March 31, 2015 to 340,450,000 Shares at June 30, 2015, a consequence of 25,800,000 Shares (516 Baskets) being created and 21,850,000 Shares (437 Baskets) being redeemed during the quarter.

The 5.54% decline in the Trust’s net asset value per Share from $15.88 at March 31, 2015 to $15.00 at June 30, 2015 is directly related to the 5.42% decrease in the LBMA Silver Price.

The Trust’s net asset value per Share decreased slightly more than the price of silver on a percentage basis due to the Sponsor’s fees, which were $6,618,586 for the quarter, or 0.12% of the Trust’s average weighted assets of $5,306,401,920 during the quarter. The net asset value per Share of $16.92 on May 18, 2015 was the highest during the quarter, compared with a low during the quarter of $15.00 on June 30, 2015. The net asset value of the Trust is obtained by subtracting the Trust’s expenses and liabilities on any day from the value of the silver owned by the Trust on that day; the net asset value per Share is obtained by dividing the net asset value of the Trust on a given day by the number of Shares outstanding on that day.

Net decrease in net assets resulting from operations for the quarter ended June 30, 2015 was $294,000,085, resulting from a net investment loss of $6,618,586, a net realized loss of $1,143,142 from investment in silver bullion sold to pay expenses, a net realized loss of $43,727,100 on silver bullion distributed for the redemption of Shares and a net change in unrealized appreciation/depreciation on investment in silver bullion of $242,511,257. Other than the Sponsor’s fees of $6,618,586, the Trust had no expenses during the quarter.

The Six Months Ended June 30, 2015

The Trust’s net asset value fell from $5,260,801,879 at December 31, 2014 to $5,105,731,730 at June 30, 2015, a 2.95% decrease. The decrease in the Trust’s net asset value resulted primarily from a decrease in the LBMA Silver Price, which fell 1.69% from $15.97 at December 31, 2014 to $15.70 at June 30, 2015. The decrease in the Trust’s net asset value was also affected by a decrease in the number of outstanding Shares, which fell from 344,000,000 Shares at December 31, 2014 to 340,450,000 Shares at June 30, 2015, a consequence of 37,050,000 Shares (741 Baskets) being created and 40,600,000 Shares (812 Baskets) being redeemed during the period.

The 1.90% decline in the Trust’s net asset value per Share from $15.29 at December 31, 2014 to $15.00 at June 30, 2015 is directly related to the 1.69% decrease in the LBMA Silver Price.

The Trust’s net asset value per Share decreased slightly more than the price of silver on a percentage basis due to the Sponsor’s fees, which were $13,275,082 for the period, or 0.25% of the Trust’s average weighted assets of $5,353,035,889 during the period. The net asset value per Share of $17.45 on January 23, 2015 was the highest during the period, compared with a low during the period of $14.80 on March 18, 2015. The net asset value of the Trust is obtained by subtracting the Trust’s expenses and liabilities on any day from the value of the silver owned by the Trust on that day; the net asset value per Share is obtained by dividing the net asset value of the Trust on a given day by the number of Shares outstanding on that day.

Net decrease in net assets resulting from operations for the six months ended June 30, 2015 was $87,633,275, resulting from a net investment loss of $13,275,082, a net realized loss of $2,312,406 from investment in silver bullion sold to pay expenses, a net realized loss of $85,767,707 on silver bullion distributed for the redemption of Shares and a net change in unrealized appreciation/depreciation on investment in silver bullion of $13,721,920. Other than the Sponsor’s fees of $13,275,082, the Trust had no expenses during the period.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

a) None.

b) Not applicable.

c) 21,850,000 Shares (437 Baskets) were redeemed during the quarter ended June 30, 2015.

Period	Total Number of Shares Redeemed	Average Ounces of Silver Per Share
04/01/15 to 04/30/15	4,200,000	0.9561
05/01/15 to 05/31/15	11,000,000	0.9559
06/01/15 to 06/30/15	6,650,000	0.9553
Total	21,850,000	0.9557

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

Date: August 7, 2015

/s/ Jack Gee

Jack Gee

Chief Financial Officer

(Principal financial and accounting officer)

Date: August 7, 2015

*      The registrant is a trust and the persons are signing in their capacities as officers of iShares® Delaware Trust Sponsor LLC, the Sponsor of the registrant.