Form 10-Q
period 2015-09-30
iShares Silver Trust
filed 2015-11-06
CIK 1330568

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2015

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

PART 1 – FINANCIAL INFORMATION

Item 1. Financial Statements

iShares® Silver Trust

Statements of Assets and Liabilities(a) (Unaudited)

At September 30, 2015 and December 31, 2014

	September 30,	December 31,
(Dollar amounts in $000’s, except for per Share amounts)	2015	2014
Assets
Investment in silver bullion(b)	$4,666,459	$5,263,140
Total Assets	4,666,459	5,263,140

Liabilities
Sponsor’s fees payable	1,949	2,338
Total Liabilities	1,949	2,338

Commitments and contingent liabilities (Note 6)	—	—

Net Assets	$4,664,510	$5,260,802

Shares issued and outstanding(c)	333,750,000	344,000,000
Net asset value per Share (Note 2D)	$13.98	$15.29

(a)     Previously reported as “Balance Sheets.” Please refer to Note 2A.

(b)     Cost of investment in silver bullion: $6,064,647 and $6,386,750, respectively.

(c)     No par value, unlimited amount authorized.

See notes to financial statements.

iShares® Silver Trust

Statements of Operations(a) (Unaudited)

For the three and nine months ended September 30, 2015 and 2014

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Dollar amounts in $000’s, except for per Share amounts)	2015	2014	2015	2014
Expenses
Sponsor’s fees	$6,113	$8,199	$19,388	$24,443
Total expenses	6,113	8,199	19,388	24,443
Net investment loss	(6,113)	(8,199)	(19,388)	(24,443)

Net Realized and Unrealized Gain (Loss)
Net realized gain (loss) from:
Investment in silver bullion sold to pay expenses	(1,713)	256	(4,025)	364
Silver bullion distributed for the redemption of Shares	(51,848)	1,649	(137,616)	16,953
Net realized gain (loss)	(53,561)	1,905	(141,641)	17,317
Net change in unrealized appreciation/depreciation	(288,300)	(1,261,329)	(274,578)	(833,667)
Net realized and unrealized loss	(341,861)	(1,259,424)	(416,219)	(816,350)

Net decrease in net assets resulting from operations	$(347,974)	$(1,267,623)	$(435,607)	$(840,793)

Net decrease in net assets per Share	$(1.02)	$(3.69)	$(1.28)	$(2.46)
Weighted-average Shares outstanding	339,870,652	343,780,435	339,068,132	341,477,289

(a)     Previously reported as “Income Statements.” Please refer to Note 2A.

See notes to financial statements.

iShares® Silver Trust

Statements of Changes in Net Assets(a) (Unaudited)

For the nine months ended September 30, 2015 and the year ended December 31, 2014

	Nine Months Ended	Year Ended
(Dollar amounts in $000’s)	September 30, 2015	December 31, 2014
Net Assets, Beginning of Period	$5,260,802	$6,240,747

Operations:
Net investment loss	(19,388)	(31,579)
Net realized loss	(141,641)	(78,450)
Net change in unrealized appreciation/depreciation	(274,578)	(1,123,610)
Net decrease in net assets resulting from operations	(435,607)	(1,233,639)

Capital Share Transactions:
Contributions for Shares issued	664,967	1,361,917
Distributions for Shares redeemed	(825,652)	(1,108,223)
Net increase (decrease) in net assets from capital share transactions	(160,685)	253,694

Decrease in net assets	(596,292)	(979,945)

Net Assets, End of Period	$4,664,510	$5,260,802

Shares issued and redeemed
Shares issued	43,050,000	74,950,000
Shares redeemed	(53,300,000)	(63,450,000)
Net increase (decrease) in Shares issued and outstanding	(10,250,000)	11,500,000

(a)     Previously reported as “Statements of Changes in Shareholders’ Equity (Deficit).” Please refer to Note 2A.

See notes to financial statements.

iShares® Silver Trust

Statements of Cash Flows (Unaudited)

For the nine months ended September 30, 2015 and 2014

	Nine Months Ended September 30,
(Dollar amounts in $000’s)	2015	2014
Cash Flows from Operating Activities:
Proceeds from sales of investment in silver bullion sold to pay expenses	$19,777	$24,582
Expenses – Sponsor’s fees paid	(19,777)	(24,582)
Net cash provided by operating activities	—	—
Increase (decrease) in cash	—	—
Cash, beginning of period	—	—
Cash, end of period	$—	$—

Reconciliation of Net Decrease in Net Assets Resulting from Operations to Net Cash Provided by Operating Activities:
Net decrease in net assets resulting from operations	$(435,607)	$(840,793)
Adjustments to reconcile net decrease in net assets resulting from operations to net cash provided by operating activities:
Proceeds from sales of investment in silver bullion sold to pay expenses	19,777	24,582
Net realized (gain) loss	141,641	(17,317)
Net change in unrealized appreciation/depreciation	274,578	833,667
Change in operating assets and liabilities:
Sponsor’s fees payable	(389)	(139)
Net cash provided by operating activities	$—	$—

Supplemental disclosure of non-cash information:
Silver bullion contributed for Shares issued	$664,967	$1,184,514
Silver bullion distributed for Shares redeemed	$(825,652)	$(597,071)

See notes to financial statements.

iShares® Silver Trust

Schedules of Investments (Unaudited)

At September 30, 2015 and December 31, 2014

(All balances in 000’s, except percentage data)
September 30, 2015
Description	Ounces	Cost	Fair Value
Silver bullion	318,529.6	$6,064,647	$4,666,459

Total Investment – 100.04%			4,666,459
Less Liabilities – (0.04)%			(1,949)
Net Assets – 100.00%			$4,664,510

December 31, 2014
Description	Ounces	Cost	Fair Value
Silver bullion	329,564.2	$6,386,750	$5,263,140

Total Investment – 100.04%			5,263,140
Less Liabilities – (0.04)%			(2,338)
Net Assets – 100.00%			$5,260,802

See notes to financial statements.

iShares® Silver Trust

Notes to Financial Statements (Unaudited)

September 30, 2015

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

Gain or loss on sales of silver bullion is calculated on a trade date basis using the average cost method.

The following tables summarize activity in silver bullion for the three and nine months ended September 30, 2015 and 2014 (all balances in 000’s):

Three Months Ended September 30, 2015	Ounces	Average Cost	Fair Value	Realized Gain (Loss)
Beginning balance	325,342.6	$6,217,768	$5,107,880	$—
Silver bullion contributed	5,728.5	85,929	85,929	—
Silver bullion distributed	(12,120.9)	(231,025)	(179,177)	(51,848)
Silver bullion sold to pay expenses	(420.6)	(8,025)	(6,312)	(1,713)
Net realized loss	—	—	(53,561)	—
Net change in unrealized appreciation/depreciation	—	—	(288,300)	—
Ending balance	318,529.6	$6,064,647	$4,666,459	$(53,561)

Three Months Ended September 30, 2014	Ounces	Average Cost	Fair Value	Realized Gain (Loss)
Beginning balance	322,872.9	$6,310,696	$6,738,358	$—
Silver bullion contributed	30,743.4	581,957	581,957	—
Silver bullion distributed	(3,118.6)	(60,967)	(62,616)	1,649
Silver bullion sold to pay expenses	(411.3)	(8,041)	(8,297)	256
Net realized gain	—	—	1,905	—
Net change in unrealized appreciation/depreciation	—	—	(1,261,329)	—
Ending balance	350,086.4	$6,823,645	$5,989,978	$1,905

Nine Months Ended September 30, 2015	Ounces	Average Cost	Fair Value	Realized Gain (Loss)
Beginning balance	329,564.2	$6,386,750	$5,263,140	$—
Silver bullion contributed	41,154.0	664,967	664,967	—
Silver bullion distributed	(50,950.4)	(963,268)	(825,652)	(137,616)
Silver bullion sold to pay expenses	(1,238.2)	(23,802)	(19,777)	(4,025)
Net realized loss	—	—	(141,641)	—
Net change in unrealized appreciation/depreciation	—	—	(274,578)	—
Ending balance	318,529.6	$6,064,647	$4,666,459	$(141,641)

Nine Months Ended September 30, 2014	Ounces	Average Cost	Fair Value	Realized Gain (Loss)
Beginning balance	320,177.8	$6,243,467	$6,243,467	$—
Silver bullion contributed	60,841.0	1,184,514	1,184,514	—
Silver bullion distributed	(29,693.0)	(580,118)	(597,071)	16,953
Silver bullion sold to pay expenses	(1,239.4)	(24,218)	(24,582)	364
Net realized gain	—	—	17,317	—
Net change in unrealized appreciation/depreciation	—	—	(833,667)	—
Ending balance	350,086.4	$6,823,645	$5,989,978	$17,317

C.	Calculation of Net Asset Value

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

The per Share amount of silver exchanged for a purchase or redemption is calculated daily by the Trustee, using the LBMA Silver Price to calculate the silver amount in respect of any liabilities for which covering silver sales have not yet been made, and represents the per Share amount of silver held by the Trust, after giving effect to its liabilities, sales to cover expenses and liabilities and any losses that may have occurred. Prior to August 15, 2014, the Trustee used the London Fix to calculate the silver amount in respect of any liabilities for which covering silver sales had not yet been made.

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

The Sponsor has reviewed the tax positions as of September 30, 2015 and has determined that no provision for income tax is required in the Trust’s financial statements.

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

8 - Financial Highlights

The following financial highlights relate to investment performance and operations for a Share outstanding for the three and nine months ended September 30, 2015 and 2014.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Net asset value per Share, beginning of period	$15.00	$20.04	$15.29	$18.77

Net investment loss(a)	(0.02)	(0.02)	(0.06)	(0.07)
Net realized and unrealized loss(b)	(1.00)	(3.61)	(1.25)	(2.29)
Net decrease in net assets from operations	(1.02)	(3.63)	(1.31)	(2.36)
Net asset value per Share, end of period	$13.98	$16.41	$13.98	$16.41

Total return(c)(d)	(6.80)%	(18.11)%	(8.57)%	(12.57)%

Ratio to average net assets:
Net investment loss(e)	(0.50)%	(0.50)%	(0.50)%	(0.50)%
Expenses(e)	0.50%	0.50%	0.50%	0.50%

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

At September 30, 2015 and December 31, 2014, the value of the silver bullion held by the Trust is categorized as Level 1.

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

Valuation of Silver Bullion

There are other indicators of the value of silver bullion that are available that could be different than that chosen by the Trust. The LBMA Silver Price is used by the Trust because it is commonly used by the U.S. silver market as an indicator of the value of silver, and is permitted to be used under the Trust Agreement. The use of an indicator of the value of silver bullion other than the LBMA Silver Price could result in materially different fair value pricing of the silver held by the Trust.

Results of Operations

The Quarter Ended September 30, 2015

The Trust’s net asset value fell from $5,105,731,730 at June 30, 2015 to $4,664,510,365 at September 30, 2015, an 8.64% decrease. The decrease in the Trust’s net asset value resulted primarily from a decrease in the LBMA Silver Price, which fell 6.69% from $15.70 at June 30, 2015 to $14.65 at September 30, 2015. The decrease in the Trust’s net asset value was also affected by a decrease in the number of outstanding Shares, which fell from 340,450,000 Shares at June 30, 2015 to 333,750,000 Shares at September 30, 2015, a consequence of 6,000,000 Shares (120 Baskets) being created and 12,700,000 Shares (254 Baskets) being redeemed during the quarter.

The 6.80% decline in the Trust’s net asset value per Share from $15.00 at June 30, 2015 to $13.98 at September 30, 2015 is directly related to the 6.69% decrease in the LBMA Silver Price.

The Trust’s net asset value per Share decreased slightly more than the price of silver on a percentage basis due to the Sponsor’s fees, which were $6,112,652 for the quarter, or 0.13% of the Trust’s average weighted assets of $4,845,813,020 during the quarter. The net asset value per Share of $14.93 on July 1, 2015 was the highest during the quarter, compared with a low during the quarter of $13.62 on August 27, 2015. The net asset value of the Trust is obtained by subtracting the Trust’s expenses and liabilities on any day from the value of the silver owned by the Trust on that day; the net asset value per Share is obtained by dividing the net asset value of the Trust on a given day by the number of Shares outstanding on that day.

Net decrease in net assets resulting from operations for the quarter ended September 30, 2015 was $347,973,514, resulting from a net investment loss of $6,112,652, a net realized loss of $1,712,921 from investment in silver bullion sold to pay expenses, a net realized loss of $51,847,823 on silver bullion distributed for the redemption of Shares and a net change in unrealized appreciation/depreciation on investment in silver bullion of $288,300,118. Other than the Sponsor’s fees of $6,112,652, the Trust had no expenses during the quarter.

The Nine Months September 30, 2015

The Trust’s net asset value fell from $5,260,801,879 at December 31, 2014 to $4,664,510,365 at September 30, 2015, an 11.33% decrease. The decrease in the Trust’s net asset value resulted primarily from a decrease in the LBMA Silver Price, which fell 8.27% from $15.97 at December 31, 2014 to $14.65 at September 30, 2015. The decrease in the Trust’s net asset value was also affected by a decrease in the number of outstanding Shares, which fell from 344,000,000 Shares at December 31, 2014 to 333,750,000 Shares at September 30, 2015, a consequence of 43,050,000 Shares (861 Baskets) being created and 53,300,000 Shares (1,066 Baskets) being redeemed during the period.

The 8.57% decline in the Trust’s net asset value per Share from $15.29 at December 31, 2014 to $13.98 at September 30, 2015 is directly related to the 8.27% decrease in the LBMA Silver Price.

The Trust’s net asset value per Share decreased slightly more than the price of silver on a percentage basis due to the Sponsor’s fees, which were $19,387,734 for the period, or 0.37% of the Trust’s average weighted assets of $5,182,103,640 during the period. The net asset value per Share of $17.45 on January 23, 2015 was the highest during the period, compared with a low during the period of $13.62 on August 27, 2015. The net asset value of the Trust is obtained by subtracting the Trust’s expenses and liabilities on any day from the value of the silver owned by the Trust on that day; the net asset value per Share is obtained by dividing the net asset value of the Trust on a given day by the number of Shares outstanding on that day.

Net decrease in net assets resulting from operations for the nine months ended September 30, 2015 was $435,606,789, resulting from a net investment loss of $19,387,734, a net realized loss of $4,025,327 from investment in silver bullion sold to pay expenses, a net realized loss of $137,615,530 on silver bullion distributed for the redemption of Shares and a net change in unrealized appreciation/depreciation on investment in silver bullion of $274,578,198. Other than the Sponsor’s fees of $19,387,734, the Trust had no expenses during the period.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

a) None.

b) Not applicable.

c) 12,700,000 Shares (254 Baskets) were redeemed during the quarter ended September 30, 2015.

Period	Total Number of Shares Redeemed	Average Ounces of Silver Per Share
07/01/15 to 07/31/15	2,600,000	0.9549
08/01/15 to 08/31/15	2,200,000	0.9546
09/01/15 to 09/30/15	7,900,000	0.9542
Total	12,700,000	0.9544

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

Date: November 6, 2015

/s/ Jack Gee

Jack Gee

Chief Financial Officer

(Principal financial and accounting officer)

Date: November 6, 2015

*     The registrant is a trust and the persons are signing in their capacities as officers of iShares® Delaware Trust Sponsor LLC, the Sponsor of the registrant.