Form 10-K
period 2015-12-31
iShares Silver Trust
filed 2016-02-29
CIK 1330568

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended December 31, 2015

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from to

Commission file number: 001-32863

iShares® Silver Trust

(Exact name of registrant as specified in its charter)

New York	13-7474456
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

c/o iShares Delaware Trust Sponsor LLC

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

(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

As of June 30, 2015, the aggregate market value of the shares held by non-affiliates was approximately $5,116,963,500.

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

The Trust was formed on April 21, 2006 when an initial deposit of silver was made in exchange for the issuance of three Baskets (a “Basket” consists of 50,000 Shares). The Trust is a grantor trust formed under the laws of the State of New York.

The sponsor of the Trust is iShares Delaware Trust Sponsor LLC (the “Sponsor”), a Delaware limited liability company and an indirect subsidiary of BlackRock, Inc. The trustee of the Trust is The Bank of New York Mellon (the “Trustee”) and the custodian of the Trust is JPMorgan Chase Bank N.A., London branch (the “Custodian”). The agreement between the Trust and the Custodian is governed by English law. The Trust does not have any officers, directors or employees.

The Trust’s net asset value fell from $5,260,801,879 at December 31, 2014 to $4,391,943,604 at December 31, 2015, the Trust’s fiscal year end. Outstanding Shares of the Trust fell from 344,000,000 Shares outstanding at December 31, 2014 to 333,550,000 Shares outstanding at December 31, 2015.

The activities of the Trust are limited to (1) issuing Baskets in exchange for the silver deposited with the Custodian as consideration, (2) selling silver as necessary to cover the Sponsor’s fee, Trust expenses not assumed by the Sponsor and other liabilities, and (3) delivering silver in exchange for Baskets surrendered for redemption. The Trust is not actively managed. It does not engage in any activities designed to obtain a profit from, or to ameliorate losses caused by, changes in the price of silver.

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

Trust Objective

The Trust seeks to reflect generally the performance of the price of silver. The Trust seeks to reflect such performance before payment of the Trust’s expenses and liabilities. The Shares are intended to constitute a simple and cost-effective means of making an investment similar to an investment in silver. An investment in physical silver requires expensive and sometimes complicated arrangements in connection with the assay, transportation, warehousing and insurance of the metal. Traditionally, such expense and complications have resulted in investments in physical silver being efficient only in amounts beyond the reach of many investors. The Shares have been designed to remove the obstacles represented by the expense and complications involved in an investment in physical silver, while at the same time having an intrinsic value that reflects, at any given time, the price of the silver owned by the Trust at such time, less the Trust’s expenses and liabilities. Although the Shares are not the exact equivalent of an investment in silver, they provide investors with an alternative that allow a level of participation in the silver market through the securities market.

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

Secondary Market Trading

While the Trust seeks to reflect generally the performance of the price of silver less the Trust’s expenses and liabilities, Shares may trade at, above or below their net asset value per Share, or “NAV.” The NAV of Shares will fluctuate with changes in the market value of the Trust’s assets. The trading prices of Shares will fluctuate in accordance with changes in their NAV, as well as market supply and demand. The amount of the discount or premium in the trading price relative to the NAV may be influenced by non-concurrent trading hours between the major silver markets and NYSE Arca. While the Shares trade on NYSE Arca until 4:00 p.m. (New York time), liquidity in the market for silver may be reduced after the close of the major world silver markets, including London, Zurich and the Commodity Exchange, Inc. (“COMEX”) in Chicago. As a result, during this time, trading spreads, and the resulting premium or discount, on Shares may widen. However, given that Baskets of Shares can be created and redeemed in exchange for the underlying amount of silver, the Sponsor believes that the arbitrage opportunities may provide a mechanism to mitigate the effect of such premium or discount.

Custody of the Trust’s Silver

The Custodian is responsible for safekeeping the Trust’s silver. The Custodian may keep the Trust’s silver at its vault premises in England or New York, or at the vaults of any sub-custodian in England or New York, unless otherwise agreed between the Custodian and the Trustee (with the Sponsor’s approval). The Custodian may use sub-custodians to discharge its obligations to the Trust. The Custodian is required to use reasonable care in the appointment of any sub-custodian. Any sub-custodian must be a member of the London Bullion Market Association (“LBMA”). The use of sub-custodians does not affect the Custodian’s liability to the Trustee under the custodian agreement.

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

The Custodian has agreed to grant to the officers and properly designated representatives of the Trustee and to the independent public accountants for the Trust access to the Custodian’s records for the purpose of confirming the content of those records. Upon at least ten days’ prior notice, any such officer or properly designated representative, the independent public accountants for the Trust and any person designated by any regulatory authority having jurisdiction over the Trustee or the Trust is entitled to examine on the Custodian’s premises the silver held by the Custodian and the records regarding the silver held for the account of the Custodian at a sub-custodian. The Custodian has agreed that it will only retain sub-custodians if they agree to grant to the Trustee and the independent registered public accounting firm of the Trust access to records and inspection rights similar to those set forth above. During the period covered by this report, Inspectorate International Ltd. and Inspectorate American Corporation, acting as authorized representatives of the Trustee pursuant to the foregoing provisions, inspected the premises where the Trust’s silver is warehoused and on April 22, 2015 issued their report summarizing their findings. Such report was posted by the Sponsor on the Trust’s website. During the period covered by this report, the Sponsor visited the premises where the Trust’s silver is warehoused once (in the quarter ended March 31, 2015).

Valuation of Silver; Computation of Net Asset Value

On each business day, as soon as practicable after 4:00 p.m. (New York time), the Trustee evaluates the silver held by the Trust and determines the net asset value of the Trust and the NAV. For purposes of making these calculations, a business day means any day other than a day when NYSE Arca is closed for regular trading.

The Trustee values the silver held by the Trust using the price per ounce of silver determined by the CME Group at approximately 12:00 p.m., London time, and announced by Thomson Reuters shortly thereafter on each day that the London silver market is open for business (“LBMA Silver Price”). If there is no announced LBMA Silver Price on a business day, the Trustee is authorized to use the most recently announced LBMA Silver Price unless the Trustee, in consultation with the Sponsor, determines that such price is inappropriate as a basis for evaluation.

The LBMA Silver Price is the spot price per ounce, in U.S. dollars, of a London Good Delivery Bar determined by the CME Group following one or more thirty-second electronic auctions conducted starting at 12:00 p.m., London time, on each day that the London silver market is open for business, and announced by Thomson Reuters shortly thereafter, all under the auspices of the LBMA. Twenty seconds before noon (London time) on each day that the LBMA Silver Price is to be determined, a seed price for the first auction is determined by the CME Group, taking into account relevant pricing information available at the time, and announced to eligible auction participants previously qualified on the basis of criteria set by the LBMA. Beginning at 12:00 p.m., London time, such participants are allowed, but not required, to electronically submit during a thirty-second period buy and/or sell orders for spot transactions at the seed price. If at the conclusion of the thirty-second auction the market is determined by the CME Group to be balanced, the seed price is the LBMA Silver Price for that date and announced as such by Thomson Reuters. If the market is not balanced at the end of the first auction, a new seed price is automatically calculated and announced, and an additional thirty-second auction is held at the new price. If necessary, the process is repeated until the market is determined to be balanced and the price at which that determination occurs is the LBMA Silver Price for that date. For these purposes, the market is considered to be balanced when, at the end of an auction, the total number of ounces of silver for which buy orders were submitted in that auction falls within a certain pre-determined margin of tolerance from the total number of ounces of silver for which sell orders were submitted in the auction. Once the LBMA Silver Price has been determined for a given day, the buy and sell orders entered by the auction participants during the last auction will be executed at that day’s LBMA Silver Price. Any market imbalance remaining after the last auction (which must be within the margin of tolerance) is allocated equally among all participants in all auctions conducted on that day (and not only those participating in the last auction). As of the date of this report, information publicly available on LBMA’s website indicates that the entities currently qualified to submit orders during the electronic auctions used for the daily determination of the LBMA Silver Price are HSBC Bank USA NA, JP Morgan Chase Bank, The Bank of Nova Scotia - ScotiaMocatta, The Toronto Dominion Bank and UBS AG.

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

Trust Expenses

The Trust’s only ordinary recurring expense is expected to be the Sponsor’s fee. In exchange for the Sponsor’s fee, the Sponsor has agreed to assume the following administrative and marketing expenses incurred by the Trust: the Trustee’s fee, the Custodian’s fee, NYSE Arca listing fees, SEC registration fees, printing and mailing costs, audit fees and expenses, and up to $100,000 per annum in legal fees and expenses.

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

The Sponsor earned $25,294,785 for the year ended December 31, 2015.

Deposit of Silver; Issuance of Baskets

The Trust creates and redeems Shares on a continuous basis, but only in Baskets of 50,000 Shares. Only registered broker-dealers who have entered into written agreements with the Sponsor and the Trustee (each, an “Authorized Participant”) can deposit silver and receive Baskets of Shares in exchange. Upon the deposit of the corresponding amount of silver with the Custodian, and the payment of the Trustee’s applicable fee and of any expenses, taxes or charges (such as stamp taxes or stock transfer taxes or fees), the Trustee will deliver the appropriate number of Baskets to the Depository Trust Company account of the depositing Authorized Participant. As of the date of this report, Barclays Capital Inc., Citigroup Global Markets, Inc., Credit Suisse Securities (USA), LLC, Goldman Sachs & Co., Goldman Sachs Execution & Clearing L.P., J.P. Morgan Securities LLC., KCG Americas LLC, Merrill Lynch Professional Clearing Corp., Morgan Stanley & Co. LLC., SG Americas Securities, LLC, RBC Capital Markets, LLC, Scotia Capital (USA) Inc., UBS Securities LLC, Virtu Financial BD LLC and Virtu Financial Capital Markets, LLC are the only Authorized Participants. The Sponsor and the Trustee maintain a current list of Authorized Participants. Silver deposited with the Custodian must meet the specifications for weight, dimensions, fineness (or purity), identifying marks and appearance of silver bars as set forth in “The Good Delivery Rules for Gold and Silver Bars” published by the LBMA.

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

3.8% Tax on Net Investment Income

Certain U.S. Shareholders who are individuals are required to pay a 3.8% tax on the lesser of the excess of their modified adjusted gross income over a threshold amount ($250,000 for married persons filing jointly and $200,000 for single taxpayers) or their “net investment income,” which generally includes capital gains from the disposition of property. This tax is in addition to any capital gains taxes due on such investment income. A similar tax will apply to estates and trusts. U.S. Shareholders should consult their own tax advisers regarding the effect, if any, this law may have on their investment in the Shares.

Brokerage Fees and Trust Expenses

Any brokerage or other transaction fee incurred by a Shareholder in purchasing Shares will be treated as part of the Shareholder’s tax basis in the underlying assets of the Trust. Similarly, any brokerage fee incurred by a Shareholder in selling Shares will reduce the amount realized by the Shareholder with respect to the sale.

Shareholders will be required to recognize the full amount of gain or loss upon a sale of silver by the Trust (as discussed above), even though some or all of the proceeds of such sale are used by the Trustee to pay Trust expenses. Shareholders may deduct their respective pro rata shares of each expense incurred by the Trust to the same extent as if they directly incurred the expense. Shareholders who are individuals, estates or trusts, however, may be required to treat some or all of the expenses of the Trust as miscellaneous itemized deductions. Individuals may deduct certain miscellaneous itemized deductions only to the extent they exceed 2% of adjusted gross income. In addition, such deductions may be subject to phase outs and other limitations under applicable provisions of the Code.

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

Item 1A. Risk Factors.

Actual or perceived disruptions in the processes used to determine the LBMA Silver Price, or lack of confidence in that benchmark, may adversely affect the return on your investment in the Shares (if any).

Because the objective of the Trust is to reflect the performance of the price of silver, any disruptions affecting the processes how the market determines the price of silver will have an effect on the value of the Shares. From its inception until August 14, 2014, the Trust used for the daily valuation of its silver and the computation of the NAV the price of silver set by three market-making members of the LBMA at approximately 12:00 p.m., London time (the "London Fix").

The LBMA Silver Price is determined through an electronic, auction-based mechanism administered by the CME Group and published by Thomson Reuters. While these features may be improvements over the disappeared London Fix, investors should keep in mind that electronic markets are not exempt from failures, as shown by the experiences of the initial public offerings of Facebook and BATS Global Markets. In addition, electronic trading platforms may be subject to influence by high-frequency traders with results that are highly contested by the industry, regulators and market observers.

As of the date of this filing, the LBMA Silver Price has been subject to the test of actual trading markets for less than nineteen months. As with any innovation, it is possible that electronic failures or other unanticipated events may occur that could result in delays in the announcement of, or the inability of the system to produce, an LBMA Silver Price on any given date. Furthermore, if a perception were to develop that the LBMA Silver Price is vulnerable to manipulation attempts, or if the proceedings surrounding the determination and publication of the LBMA Silver Price were seen as unfair, biased or otherwise compromised by the markets, the behavior of investors and traders in silver may change, and those changes may have an effect on the price of silver (and, consequently, the value of the Shares). In any of these circumstances, the intervention of extraneous events disruptive of the normal interaction of supply and demand of silver at any given time, may result in distorted prices and losses on an investment in the Shares that, but for such extraneous events, might not have occurred.

Other effects of disruptions in the determination of the LBMA Silver Price on the operations of the Trust include the potential for an incorrect valuation of the Trust’s silver, an inaccurate computation of the Sponsor’s fees, and the sales of silver to cover Trust expenses at prices that do not accurately reflect the fundamentals of the silver market. Each of these events could have an adverse effect on the value of the Shares.

As of the date of this filing, the Sponsor has no reason to believe that the LBMA Silver Price (used by the Trust since August 15, 2014, for the daily valuation of its silver and the determination of the Sponsor’s fee and the price of silver sold to cover Trust expenses) will not fairly represent the price of the silver held by the Trust. Should this situation change, the Sponsor expects to use the powers granted by the Trust’s governing documents to seek to replace the LBMA Silver Price with a more reliable indicator of the value of the Trust’s silver. There is no assurance that such alternative value indicator will be identified, or that the process of changing from the LBMA Silver Price to a new benchmark price will not adversely affect the price of the Shares.

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

The result obtained by subtracting the Trust’s expenses and liabilities on any day from the price of the silver owned by the Trust on that day is the net asset value of the Trust which, when divided by the number of Shares outstanding on that day, results in the NAV.

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

The Trust will have a limited duration. If certain events occur, at any time, the Trustee will have to terminate the Trust. Otherwise, the Trust will terminate automatically on April 21, 2046.

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

If the process of creation and redemption of Baskets encounters any unanticipated difficulties or is materially restricted due to any illiquidity in the market for physical silver, the possibility for arbitrage transactions by Authorized Participants, intended to keep the price of the Shares closely linked to the price of silver may not exist and, as a result, the price of the Shares may fall or otherwise diverge from NAV.

If the processes of creation and redemption of Shares (which depend on timely transfers of silver to and by the Custodian) encounter any unanticipated difficulties, potential market participants, such as the Authorized Participants and their customers, who would otherwise be willing to purchase or redeem Baskets to take advantage of any arbitrage opportunity arising from discrepancies between the price of the Shares and the price of the underlying silver may not take the risk that, as a result of those difficulties, they may not be able to realize the profit they expect. If this is the case, the liquidity of the Shares may decline and the price of the Shares may fluctuate independently of the price of silver and may fall or otherwise diverge from NAV. Furthermore, in the event that the London market for physical silver should become relatively illiquid and thereby materially restrict opportunities for arbitraging by delivering silver in return for Baskets, the Shares price may diverge from the value of physical silver and may fall.

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

The Trust is not registered as an investment company for purposes of United States federal securities laws, and is not subject to regulation by the SEC as an investment company. Consequently, the owners of Shares do not have the regulatory protections provided to investors in registered investment companies. For example, the provisions of the Investment Company Act that limit transactions with affiliates, prohibit the suspension of redemptions (except under certain limited circumstances) or limit sales loads, among others, do not apply to the Trust.

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

Silver transferred to the Trust in connection with the creation of Baskets may not be of the quality required under the trust agreement. The Trust will sustain a loss if the Trustee issues Shares in exchange for silver of inferior quality and that loss will adversely affect the value of all existing Shares.

The procedures agreed to with the Custodian contemplate that the Custodian must undertake certain tasks in connection with the inspection of silver delivered by Authorized Participants in exchange for Baskets. The Custodian’s inspection includes review of the corresponding bar list to ensure that it accurately describes the weight, fineness, refiner marks and bar numbers appearing on the silver bars, but does not include any chemical or other tests designed to verify that the silver received does, in fact, meet the purity requirements referred to in the trust agreement. Accordingly, such inspection procedures may not prevent the deposit of silver that fails to meet these purity standards. Each Authorized Participant that deposits silver in the Trust is liable to the Trust if that silver does not meet the requirements of the trust agreement. The Custodian will not be responsible or liable to the Trust or to any investor in the event any silver otherwise properly inspected by it does not meet the purity requirements contained in the trust agreement. To the extent that Baskets are issued in exchange for silver of inferior quality and the Trust is not able to recover damages from the Authorized Participant that deposited that silver, the total value of the assets of the Trust will be adversely affected and, with it, the NAV. In these circumstances, it is reasonable to expect that the value at which the Shares trade on NYSE Arca will also be adversely affected.

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

For each of the quarters during the fiscal years ended December 31, 2015 and 2014, the high and low sale prices of the Shares as reported for NYSE Arca transactions were as follows:

	Years Ended December 31,
	2015		2014
	High	Low	High	Low
First Quarter	$17.61	$14.84	$21.18	$18.45
Second Quarter	16.89	15.03	20.25	18.02
Third Quarter	14.99	13.56	20.57	16.35
Fourth Quarter	15.42	13.06	16.81	14.66

The number of Shareholders of record of the registrant as of January 31, 2016 was approximately 342,924.

b) Not applicable.

c) 14,300,000 Shares (286 Baskets) were redeemed during the fourth quarter of the year ended December 31, 2015.

Period	Total Number of Shares Redeemed	Average Ounces of Silver Per Share
10/01/15 to 10/31/15	7,150,000	0.9538
11/01/15 to 11/30/15	—	—
12/01/15 to 12/31/15	7,150,000	0.9529
Total	14,300,000	0.9534

Item 6. Selected Financial Data.

Financial Highlights (for the years ended December 31, 2015, 2014, 2013, 2012 and 2011)

(Dollar amounts in $000’s, except for per Share amounts)

	Years Ended December 31,
	2015(a)	2014(a)	2013	2012	2011

Total assets	$4,393,861	$5,263,140	$6,243,467	$8,135,003	$7,191,460
Total gain (loss) on silver bullion	$—	$—	$(1,914,970)	$438,796	$3,127,700
Net realized loss on silver bullion	$(212,156)	$(78,450)	$—	$—	$—
Net income (loss)	$(699,232)	$(1,233,639)	$(1,954,788)	$390,140	$3,070,085
Weighted-average Shares outstanding	337,569,863	345,726,575	345,697,260	322,923,770	335,012,740
Net income (loss) per Share	$(2.07)	$(3.57)	$(5.65)	$1.21	$9.16
Net cash flows	$—	$—	$—	$—	$—

(a)      Effective January 1, 2014, the Trust qualified as an investment company solely for accounting purposes and not for any other purpose. Please refer to Note 2B to the financial statements that appear elsewhere in this report.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

This information should be read in conjunction with the financial statements and notes to financial statements included with this report. The discussion and analysis that follows may contain statements that relate to future events or future performance. In some cases, such forward-looking statements can be identified by terminology such as “may,” “should,” "could," “expect,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “potential” or the negative of these terms or other comparable terminology. Except as required by applicable disclosure laws, neither the Sponsor, nor any other person assumes responsibility for the accuracy or completeness of any forward-looking statements. Neither the Trust nor the Sponsor is under a duty to update any of the forward-looking statements to conform such statements to actual results or to a change in the Sponsor’s expectations or predictions.

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

Valuation of Silver Bullion

Beginning January 1, 2014, the silver bullion held by the Trust is valued at fair value. Prior to January 1, 2014, silver bullion held by the Trust was valued at the lower of cost or market, using the average cost method. In applying the lower of cost or market valuation, if the fair value of the silver bullion held was lower than its average cost during the interim periods, an adjustment (“market value reserve”) to cost was recorded by the Trust to reflect fair value. If the fair value of the silver bullion held increased subsequent to the market value reserve being recorded, a “market value recovery” was recorded during an interim period in the same fiscal year that the market value reserve had been recorded by the Trust. The market value recovery recorded at an interim period could not exceed the previously recognized market value reserve. At the end of the Trust’s fiscal year, management made a determination as to whether the reserve was recovered or whether the cost basis of silver bullion was written down. The market value reserve, market value recovery and inventory write down each were reported as a component of “Adjustment to silver bullion inventory.”

Fair value of the silver bullion is based on the LBMA Silver price. Prior to August 15, 2014, fair value of the silver bullion was based on the London Fix.

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

The following chart shows the daily London Fix or LBMA Silver Price, as applicable, for the period from December 2010 through December 2015(a):

(a)     The London Fix was discontinued on August 15, 2014 and was subsequently replaced by the LBMA Silver Price from that date onward, as reflected in the chart.

Results of Operations

The Year Ended December 31, 2015

The Trust’s net asset value fell from $5,260,801,879 at December 31, 2014 to $4,391,943,604 at December 31, 2015, a 16.52% decrease for the year. The decrease in the Trust’s net asset value resulted primarily from a decrease in the price of silver, which fell 13.46% from $15.97 at December 31, 2014 to $13.82 (the LBMA Silver Price at December 31, 2015). The decrease in the Trust’s net asset value was also affected by a decrease in the number of outstanding Shares, which fell from 344,000,000 Shares at December 31, 2014 to 333,550,000 Shares at December 31, 2015, a consequence of 57,150,000 Shares (1,143 Baskets) being created and 67,600,000 Shares (1,352 Baskets) being redeemed during the year.

The 13.87% decline in the Trust’s net asset value per Share from $15.29 at December 31, 2014 to $13.17 at December 31, 2015 is directly related to the 13.46% decrease in the price of silver.

The Trust’s net asset value per Share decreased slightly more than the price of silver on a percentage basis due to the Sponsor’s fees, which were $25,294,785 for the year, or 0.50% of the Trust’s average weighted assets of $5,056,528,843 during the year. The net asset value per Share of $17.45 on January 23, 2015 was the highest during the year, compared with a low during the year of $13.07 on December 14, 2015. The net asset value of the Trust is obtained by subtracting the Trust’s expenses and liabilities on any day from the value of the silver owned by the Trust on that day; the net asset value per Share is obtained by dividing the net asset value of the Trust on a given day by the number of Shares outstanding on that day.

Net loss for the year ended December 31, 2015 was $699,232,160, resulting from a net investment loss of $25,294,785, a net realized loss of $5,703,341 from investment in silver bullion sold to pay expenses, a net realized loss of $206,452,543 on silver bullion distributed for the redemption of Shares and an unrealized loss on investment in silver bullion of $461,781,491. Other than the Sponsor’s fees of $25,294,785, the Trust had no expenses during the year ended December 31, 2015.

The Year Ended December 31, 2014

The Trust’s net asset value fell from $6,240,747,397 at December 31, 2013 to $5,260,801,879 at December 31, 2014, a 15.70% decrease for the year. The decrease in the Trust’s net asset value resulted primarily from a decrease in the price of silver, which fell 18.10% from $19.50 (the London Fix at December 31, 2013) to $15.97 (the LBMA Silver Price at December 31, 2014). The decrease in the Trust’s net asset value was partially offset by an increase in the number of outstanding Shares, which rose from 332,500,000 Shares at December 31, 2013 to 344,000,000 Shares at December 31, 2014, a consequence of 74,950,000 Shares (1,499 Baskets) being created and 63,450,000 Shares (1,269 Baskets) being redeemed during the year.

The 18.54% decline in the Trust’s net asset value per Share from $18.77 at December 31, 2013 to $15.29 at December 31, 2014 is directly related to the 18.10% decrease in the price of silver.

The Trust’s net asset value per Share decreased slightly more than the price of silver on a percentage basis due to the Sponsor’s fees, which were $31,579,407 for the year, or 0.50% of the Trust’s average weighted assets of $6,313,220,546 during the year. The net asset value per Share of $21.21 on February 24, 2014 was the highest during the year, compared with a low during the year of $14.64 on November 6, 2014. The net asset value of the Trust is obtained by subtracting the Trust’s expenses and liabilities on any day from the value of the silver owned by the Trust on that day; the net asset value per Share is obtained by dividing the net asset value of the Trust on a given day by the number of Shares outstanding on that day.

Net loss for the year ended December 31, 2014 was $1,233,639,459, resulting from a net investment loss of $31,579,407, a net realized loss of $1,055,702 from investment in silver bullion sold to pay expenses, a net realized loss of $77,394,400 on silver bullion distributed for the redemption of Shares and an unrealized loss on investment in silver bullion of $1,123,609,950. Other than the Sponsor’s fees of $31,579,407, the Trust had no expenses during the year ended December 31, 2014.

The Year Ended December 31, 2013

The Trust’s net asset value fell from $9,706,654,098 at December 31, 2012 to $6,240,747,397 at December 31, 2013, a 35.71% decrease for the year. The decrease in the Trust’s net asset value resulted primarily from a decline in the London Fix price, which fell 34.89% from $29.95 at December 31, 2012 to $19.50 at December 31, 2013. The Trust’s net asset value was also affected by a decrease in the number of outstanding Shares, which fell from 335,000,000 Shares at December 31, 2012 to 332,500,000 Shares at December 31, 2013, a consequence of 85,750,000 Shares (1,715 Baskets) being created and 88,250,000 Shares (1,765 Baskets) being redeemed during the year.

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

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

Not applicable.

Item 8. Financial Statements and Supplementary Data.

Quarterly Income Statements (a)

(Dollar amounts in $000’s, except for per Share amounts)

	Three Months Ended (Unaudited)					Year Ended
	March 31,	June 30,	September 30,	December 31,		December 31,
	2015	2015	2015	2015		2015
Expenses
Sponsor’s fees	$6,656	$6,619	$6,113	$5,907		$25,295
Total expenses	6,656	6,619	6,113	5,907		25,295
Net investment loss	(6,656)	(6,619)	(6,113)	(5,907)		(25,295)
Net Realized and Unrealized Gain (Loss)
Net realized loss from silver bullion sold to pay expenses	(1,169)	(1,143)	(1,713)	(1,678)		(5,703)
Net realized loss from silver bullion distributed for the redemption of Shares	(42,041)	(43,727)	(51,848)	(68,837	) (b)	(206,453)
Net change in unrealized appreciation/ depreciation on investment in silver bullion	256,233	(242,511)	(288,300)	(187,203	) (b)	(461,781)
Net realized and unrealized gain (loss)	213,023	(287,381)	(341,861)	(257,718)		(673,937)
NET INCOME (LOSS)	$206,367	$(294,000)	$(347,974)	$(263,625)		$(699,232)
Net income (loss) per Share	$0.61	$(0.87)	$(1.02)	$(0.79)		$(2.07)
Weighted-average Shares outstanding	338,820,000	338,502,198	339,870,652	333,123,913		337,569,863

	Three Months Ended (Unaudited)				Year Ended
	March 31,	June 30,	September 30,	December 31,	December 31,
	2014	2014	2014	2014	2014
Expenses
Sponsor’s fees	$8,172	$8,072	$8,199	$7,136	$31,579
Total expenses	8,172	8,072	8,199	7,136	31,579
Net investment loss	(8,172)	(8,072)	(8,199)	(7,136)	(31,579)
Net Realized and Unrealized Gain (Loss)
Net realized gain (loss) from silver bullion sold to pay expenses	255	(147)	256	(1,420)	(1,056)
Net realized gain (loss) from silver bullion distributed for the redemption of Shares	9,750	5,554	1,649	(94,347)	(77,394)
Net change in unrealized appreciation/ depreciation on investment in silver bullion	136,062	291,600	(1,261,329)	(289,943)	(1,123,610)
Net realized and unrealized gain (loss)	146,067	297,007	(1,259,424)	(385,710)	(1,202,060)
NET INCOME (LOSS)	$137,895	$288,935	$(1,267,623)	$(392,846)	$(1,233,639)
Net income (loss) per Share	$0.41	$0.84	$(3.69)	$(1.10)	$(3.57)
Weighted-average Shares outstanding	337,061,111	343,413,187	343,780,435	358,335,870	345,726,575

(a)     Effective January 1, 2014, the Trust qualified as an investment company solely for accounting purposes and not for any other purpose. Please refer to Note 2B to the financial statements that appear elsewhere in this report.

(b)     In the quarter ended December 31, 2015, the Trust recorded a $14.7 million out-of-period adjustment increasing "Net realized loss from silver bullion distributed for the redemption of Shares" with a corresponding decrease to "Net change in unrealized appreciation/depreciation on investment in silver bullion". The adjustment related to an accounting entry error that occurred during the quarter ended June 30, 2015. There was no impact to "Net realized and unrealized loss", "Net Income (Loss)" or "Net Asset Value". Management has evaluated the impact of this out-of-period adjustment to the previously issued financial statements and determined that the error did not result in a material misstatement to the previously issued quarterly financial statements.

See Index to Financial Statements on page F-1 for a list of the financial statements being filed herein.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

There have been no changes in accountants and no disagreements with accountants during the year ended December 31, 2015.

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

The principal executive officer and principal financial officer of the Sponsor assessed the effectiveness of the Trust’s internal control over financial reporting as of December 31, 2015. Their assessment included an evaluation of the design of the Trust’s internal control over financial reporting and testing of the operational effectiveness of its internal control over financial reporting. In making its assessment, the Sponsor’s management has utilized the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in its report entitled Internal Control – Integrated Framework (2013). Based on their assessment and those criteria, the principal executive officer and principal financial officer of the Sponsor concluded that the Trust maintained effective internal control over financial reporting as of December 31, 2015.

The effectiveness of the Trust’s internal control over financial reporting as of December 31, 2015 has been audited by PricewaterhouseCoopers LLP, the independent registered public accounting firm that audited and reported on the financial statements included in this Form 10-K, as stated in their report which is included herein.

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

Paul Lohrey is the President and Chief Executive Officer of the Sponsor and Jack Gee is the Chief Financial Officer of the Sponsor.

The Sponsor is managed by a Board of Directors composed of Philip Jensen, Peter Landini, Kimun Lee, Jack Gee and Paul Lohrey.

Paul Lohrey, CFA, 53, became a principal of the Sponsor in April 2014 and has served as its President and Chief Executive Officer since November 2015. Mr. Lohrey joined BlackRock, Inc., a global asset management firm, as a Managing Director in June 2010. Prior to joining BlackRock, Inc., Mr. Lohrey served as Chief Investment Officer, Europe for The Vanguard Group, an asset management firm, from October 2008 to May 2010. He also held various positions in equity and fixed income portfolio management while at Vanguard from August 1994. Mr. Lohrey earned a Bachelor of Arts degree in economics from Duke University in 1984 and an MBA in Finance from the University of Chicago in 1986.

Jack Gee, 56, became a principal of the Sponsor in September 2011 and serves as its Chief Financial Officer. Mr. Gee served as Director of US Fund Administration of BlackRock Institutional Trust Company N.A. from September 2004 to December 2009. Since January 2010, Mr. Gee has served as Managing Director of BlackRock. Prior to joining BlackRock, Mr. Gee served as Chief Financial Officer to several investment management firms and began his career at PricewaterhouseCoopers. Mr. Gee earned a Bachelor of Science degree in accounting from the California State University in 1982.

Philip Jensen, 57, became a principal of the Sponsor in September 2009, and is Chairman of the Sponsor’s audit committee. Since June 2001, Mr. Jensen has served as Partner and Chief Financial Officer of Paul Capital Partners, an investment firm focusing on the secondary private equity and healthcare market. Mr. Jensen received his Bachelor of Science from San Francisco State University and is a certified public accountant.

Peter Landini, 64, became a principal of the Sponsor in September 2009 and is a member of the Sponsor’s audit committee. In January 2003, Mr. Landini joined RBP Investment Advisors, Inc., a financial planning consultancy firm, for which he presently serves as Partner and Wealth Manager. Mr. Landini received his Bachelor of Science degree in Accounting from Santa Clara University and an MBA in Finance from Golden Gate University. Mr. Landini is a certified financial planner and is a member of the Financial Planning Association.

Kimun Lee, 69, became a principal of the Sponsor in September 2009, and is a member of the Sponsor’s audit committee. Mr. Lee is a California-registered investment adviser and has conducted his consulting business under the name Resources Consolidated since January 1980. Since September 2010, Mr. Lee has served as a member of the board of directors of Firsthand Technology Value Fund, Inc., a mutual fund company. Since April 2013, Mr. Lee has served as a member of the board of directors of Firsthand Funds, a mutual fund company. Since April 2014, Mr. Lee has served as a member of the board of trustees of FundX Investment Trust, a mutual fund company. Until January 2005, Mr. Lee also served as a member of the board of directors of Fremont Mutual Funds, Inc., a mutual fund company. Mr. Lee received his Bachelor of Arts from the University of the Pacific and an MBA from University of Nevada, Reno. He also completed the executive education program on corporate governance at Stanford Graduate School of Business.

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

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Not applicable.

Item 14. Principal Accounting Fees and Services.

(1) to (4). Fees for services performed by PricewaterhouseCoopers LLP for the years ended December 31, 2015 and 2014 were:

	2015	2014
Audit fees	$63,900	$98,400
Audit-related fees	250	2,000
Tax fees	—	—
All other fees	—	—
	$64,150	$100,400

(5) The Audit Committee of the Board of Directors of the Sponsor approved, prior to the commencement of the engagement, the engagement of, and compensation to be paid to, PricewaterhouseCoopers LLP as auditors of the registrant.

(6) None of the hours expended on PricewaterhouseCoopers LLP’s engagement to audit the registrant’s financial statements for the year ended December 31, 2015 were attributable to work performed by persons other than the principal accountant’s full-time, permanent employees.

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

iShares Silver Trust

Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Sponsor, Trustee and Shareholders of

iShares Silver Trust:

In our opinion, the financial statements listed in the accompanying index present fairly, in all material respects, the financial position of iShares Silver Trust (“the Trust”) at December 31, 2015 and 2014, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2015 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Trust maintained, in all material respects, effective internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Sponsor’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on these financial statements and on the Trust’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

As discussed in Note 2B, effective January 1, 2014, these financial statements reflect the Trust’s adoption of the accounting, presentation and disclosure requirements applicable to investment companies.

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

/s/ PricewaterhouseCoopers LLP

San Francisco, California

February 29, 2016

iShares Silver Trust

Balance Sheets

At December 31, 2015 and 2014

	December 31,
(Dollar amounts in $000’s, except for per Share amounts)	2015	2014
ASSETS
Current assets
Investment in silver bullion at fair value (a)	$4,393,861	$5,263,140
TOTAL ASSETS	$4,393,861	$5,263,140

LIABILITIES, REDEEMABLE CAPITAL SHARES AND SHAREHOLDERS’ EQUITY (DEFICIT)
Current liabilities
Sponsor’s fees payable	$1,917	$2,338
Total liabilities	1,917	2,338

Commitments and contingent liabilities (Note 6)	—	—
Shareholders’ equity(b)	4,391,944	5,260,802
TOTAL LIABILITIES, REDEEMABLE CAPITAL SHARES AND SHAREHOLDERS’ EQUITY (DEFICIT)	$4,393,861	$5,263,140

Shares issued and outstanding (c)	333,550,000	344,000,000
Net asset value per Share (d)	$13.17	$15.29

(a)     Cost of investment in silver bullion: $5,979,252 and $6,386,750, respectively.

(b)     Represents net asset value. Please refer to Note 2D.

(c)     No par value, unlimited amount authorized.

(d)     Effective January 1, 2014, the Trust qualified as an investment company solely for accounting purposes and not for any other purpose. Disclosure of net asset value per Share is required for investment companies. Please refer to Note 2B.

See notes to financial statements.

iShares Silver Trust

Income Statements

For the years ended December 31, 2015, 2014 and 2013

	Years Ended December 31,
(Dollar amounts in $000’s, except for per Share amounts)	2015 (a)	2014 (a)	2013
Revenue
Proceeds from sales of silver bullion inventory to pay expenses	$—	$—	$41,406
Cost of silver bullion inventory sold to pay expenses	—	—	(43,296)
Loss on sales of silver bullion inventory to pay expenses	—	—	(1,890)
Loss on silver bullion distributed for the redemption of Shares	—	—	(131,814)
Total loss on sales and distributions of silver bullion	—	—	(133,704)
Adjustment to silver bullion inventory	—	—	(1,781,266)
Total loss on silver bullion	—	—	(1,914,970)
Expenses
Sponsor’s fees	25,295	31,579	39,818
Total expenses	25,295	31,579	39,818
Net investment loss(b)	(25,295)	(31,579)
Net Realized and Unrealized Gain (Loss)
Net realized loss from silver bullion sold to pay expenses	(5,703)	(1,056)	—
Net realized loss from silver bullion distributed for the redemption of Shares	(206,453)	(77,394)	—
Net realized loss	(212,156)	(78,450)	—
Net change in unrealized appreciation/depreciation on investment in silver bullion	(461,781)	(1,123,610)	—
Net realized and unrealized loss	(673,937)	(1,202,060)	—
NET LOSS	$(699,232)	(1,233,639)	$(1,954,788)
Net loss per Share	$(2.07)	$(3.57)	$(5.65)
Weighted-average Shares outstanding	337,569,863	$345,726,575	345,697,260

(a)     Effective January 1, 2014, the Trust qualified as an investment company solely for accounting purposes and not for any other purpose. Please refer to Note 2B.

(b)     Net investment income (loss) is applicable to investment companies. Please refer to Note 2B.

See notes to financial statements.

iShares Silver Trust

Statements of Changes Shareholders’ Equity (Deficit)

For the years ended December 31, 2015, 2014 and 2013

	Years Ended December 31,
(Dollar amounts in $000’s)	2015	2014	2013
Shareholders’ equity (deficit) – beginning of period (a)	$5,260,802	$6,240,747	$(1,575,959)
Contributions for Shares issued	859,468	1,361,917	—
Distributions for Shares redeemed	(1,029,094)	(1,108,223)	—
Net investment loss	(25,295)	(31,579)	—
Net realized loss from silver bullion sold to pay expenses	(5,703)	(1,056)	—
Net realized loss from silver bullion distributed for the redemption of Shares	(206,453)	(77,394)	—
Net change in unrealized appreciation/depreciation on investment in silver bullion	(461,781)	(1,123,610)	—
Net loss (b)	—	—	(1,954,788)
Adjustment of redeemable capital Shares to redemption value	—	—	3,530,747
Shareholders’ equity (deficit) – end of period	$4,391,944 (c)	$5,260,802 (c)	$—

(a)

The Trust reclassified redeemable capital shares as of December 31, 2013 into shareholders’ equity as part of its transition to investment company accounting effective January 1, 2014. Please refer to Note 2B.

(b)    The components of net loss for the years ended December 31, 2015 and 2014 are reflected in the other captions disclosed within this statement.

(c)    Represents net asset value. Please refer to Note 2D.

See notes to financial statements.

iShares Silver Trust

Statements of Cash Flows

For the years ended December 31, 2015, 2014 and 2013

	Years Ended December 31,
(Dollar amounts in $000’s)	2015	2014	2013
CASH FLOWS FROM OPERATING ACTIVITIES:
Proceeds from sales of silver bullion to pay expenses	$25,716	$31,961	$41,406
Expenses – Sponsor’s fees paid	(25,716)	(31,961)	(41,406)
Net cash provided by operating activities	—	—	—
Increase (decrease) in cash	—	—	—
Cash, beginning of period	—	—	—
Cash, end of period	$—	$—	$—
RECONCILIATION OF NET LOSS TO NET CASH PROVIDED BY OPERATING ACTIVITIES:
Net loss	$(699,232)	$(1,233,639)	$(1,954,788)
Adjustments to reconcile net loss to net cash provided by operating activities:
Proceeds from sales of silver bullion sold to pay expenses	25,716	31,961	—
Net realized loss from silver bullion sold to pay expenses	5,703	1,056	—
Cost of silver bullion inventory sold to pay expenses	—	—	43,296
Net realized loss from silver bullion distributed for the redemption of Shares	206,453	77,394	131,814
Net change in unrealized appreciation/depreciation on investment in silver bullion	461,781	1,123,610	—
Adjustment to silver bullion inventory	—	—	1,781,266
Change in operating assets and liabilities:
Sponsor’s fees payable	(421)	(382)	(1,588)
Net cash provided by operating activities	$—	$—	$—
Supplemental disclosure of non-cash information:
Silver bullion contributed for subscription of Shares (a)	$859,468	$1,361,917	$2,096,484
Silver bullion distributed for redemption of Shares(a)	$(1,029,094)	$(1,108,223)	$(2,163,458)

(a)     Presented at fair value for the years ended December 31, 2015 and 2014 and at cost for the year ended December 31, 2013.

See notes to financial statements.

iShares Silver Trust

Schedules of Investments

At December 31, 2015 and December 31, 2014

(All balances in 000’s, except percentage data)
December 31, 2015
Description	Ounces	Cost	Fair Value
Silver bullion	317,934.9	$5,979,252	$4,393,861

Total Investment – 100.04%			4,393,861
Less Liabilities – (0.04)%			(1,917)
Net Assets – 100.00%			$4,391,944

December 31, 2014
Description	Ounces	Cost	Fair Value
Silver bullion	329,564.2	$6,386,750	$5,263,140

Total Investment – 100.04%			5,263,140
Less Liabilities – (0.04)%			(2,338)
Net Assets – 100.00%			$5,260,802

See notes to financial statements.

iShares Silver Trust

Notes to Financial Statements

December 31, 2015

1 - Organization

The iShares Silver Trust (the “Trust”) was organized on April 21, 2006 as a New York trust. The trustee is The Bank of New York Mellon (the “Trustee”), which is responsible for the day-to-day administration of the Trust. The Trust’s sponsor is iShares Delaware Trust Sponsor LLC, a Delaware limited liability company (the “Sponsor”). The Trust is governed by the First Amended and Restated Depositary Trust Agreement (the “Trust Agreement”) executed by the Trustee and the Sponsor as of February 28, 2013. The Trust issues units of beneficial interest (or “Shares”) representing fractional undivided beneficial interests in its net assets.

The Trust seeks to reflect generally the performance of the price of silver. The Trust seeks to reflect such performance before payment of the Trust’s expenses and liabilities. The Trust is designed to provide a vehicle for investors to own interests in silver bullion.

Effective January 1, 2014, the Trust qualified as an investment company solely for accounting purposes and not for any other purpose and follows the accounting and reporting guidance under the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification Topic 946, Financial Services – Investment Companies (“Topic 946”), but is not registered, and is not required to be registered, as an investment company under the Investment Company Act of 1940, as amended (the “Investment Company Act”). Please refer to Note 2B Investment Company Status.

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

In June 2013, the FASB issued Accounting Standards Update 2013-08, Investment Companies – Amendments to the Scope, Measurement, and Disclosure Requirements (“ASU 2013-08”). ASU 2013-08 is an update to Topic 946 that provides guidance to assess whether an entity is an investment company, and gives additional measurement and disclosure requirements for an investment company. ASU 2013-08 is effective for interim and annual periods beginning after December 15, 2013 and is required to be applied prospectively. Assessment of the Trust’s status as an investment company under ASU 2013-08 determined that the Trust meets all of the fundamental characteristics of an investment company solely for accounting purposes and not for any other purpose. As a result, effective January 1, 2014, the Trust qualified as an investment company solely for accounting purposes pursuant to the accounting and reporting guidance under Topic 946, but is not registered, and is not required to be registered, as an investment company under the Investment Company Act.

As a result of the prospective application at ASU 2013-08, certain disclosures required by Topic 946 are only presented for periods beginning January 1, 2014. Financial statements and disclosures for periods prior to January 1, 2014 will continue to be presented in their previously reported form, however certain captions have been changed. The Trust will solely utilize investment company financial statement presentations and captions in conjunction with the December 31, 2016 10-K filing since the Trust will have been applying investment company accounting for all relevant periods presented. The primary changes to the financial statements resulting from the adoption of ASU 2013-08 and application of Topic 946 include:

●	reporting of silver bullion at fair value on the Balance Sheet, which was previously reported at the lower of cost or market;
●

recognition of the change in unrealized appreciation or depreciation on investment in silver bullion is reported on the Income Statement, which was previously reported as an “Adjustment of redeemable capital Shares to redemption value” on the Statement of Changes in Shareholders’ Equity (Deficit);

●

Shares of the Trust are classified as “Shareholders’ equity,” representing the net asset value on the Balance Sheet, which was previously classified as “Redeemable capital Shares.” An adjustment was recorded at January 1, 2014 to reclassify the balance of redeemable capital Shares at December 31, 2013 into shareholders’ equity as follows (all balances in 000’s):

	Balance at December 31, 2013	ASU 2013-08 Transition Adjustment	Balance at January 1, 2014
Redeemable capital Shares	$6,240,747	$(6,240,747)	$—
Shareholders’ equity	$—	$6,240,747	$6,240,747

●	the addition of a Schedule of Investments and a Financial Highlights note to the financial statements.

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

Gain or loss on sales of silver bullion is calculated on a trade date basis using the average cost method.

The following table summarizes activity in silver bullion for the years ended December 31, 2015, 2014 and 2013 (all balances in 000’s):

December 31, 2015	Ounces	Average Cost	Fair Value	Realized Gain (Loss)
Beginning balance	329,564.2	$6,386,750	$5,263,140	$—
Silver bullion contributed	54,595.7	859,468	859,468	—
Silver bullion distributed	(64,583.5)	(1,235,547)	(1,029,094)	(206,453)
Silver bullion sold to pay expenses	(1,641.5)	(31,419)	(25,716)	(5,703)
Net realized loss on silver bullion	—	—	(212,156)	—
Net change in unrealized appreciation/depreciation on investment in silver bullion	—	—	(461,781)	—
Ending balance	317,934.9	$5,979,252	$4,393,861	$(212,156)

December 31, 2014	Ounces	Average Cost	Fair Value	Realized Gain (Loss)
Beginning balance	320,177.8	$6,243,467	$6,243,467	$—
Silver bullion contributed	71,956.1	1,361,917	1,361,917	—
Silver bullion distributed	(60,878.0)	(1,185,617)	(1,108,223)	(77,394)
Silver bullion sold	(1,691.7)	(33,017)	(31,961)	(1,056)
Net realized loss on silver bullion	—	—	(78,450)	—
Net change in unrealized appreciation/depreciation on investment in silver bullion	—	—	(1,123,610)	—
Ending balance	329,564.2	$6,386,750	$5,263,140	$(78,450)

December 31, 2013	Ounces	Average Cost	Fair Value	Realized Gain (Loss)
Beginning balance	324,239.1	$8,135,003	$9,710,962	$—
Silver bullion contributed	82,810.6	2,096,484	2,096,484	—
Silver bullion distributed	(85,164.1)	(2,163,458)	(2,031,644)	(131,814)
Silver bullion sold	(1,707.8)	(43,296)	(41,406)	(1,890)
Adjustment to silver bullion inventory(a)	—	(1,781,266)	—	—
Adjustment for realized loss on silver bullion	—	—	(133,704)	—
Adjustment for unrealized loss on silver bullion	—	—	(3,357,225)	—
Ending balance	320,177.8	$6,243,467	$6,243,467	$(133,704)

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

The per Share amount of silver exchanged for a purchase or redemption represents the per Share amount of silver held by the Trust, after giving effect to its liabilities. The Trustee calculates the silver amount in respect of any liabilities of the Trust daily using the LBMA Silver Price. Prior to August 15, 2014, the Trustee used the London Fix to calculate the silver amount in respect of any liabilities.

When silver bullion is exchanged in settlement of a redemption, it is considered a sale of silver bullion for accounting purposes.

As noted in Note 2B above, beginning January 1, 2014, Shares of the Trust are classified as shareholders’ equity. The Trust reflects Shares issued and Shares redeemed within shareholders’ equity on trade date.

Share activity was as follows (all balances in 000’s):

	Years Ended December 31,
	2015		2014
	Shares	Amount	Shares	Amount
Shares issued	57,150	$859,468	74,950	$1,361,917
Shares redeemed	(67,600)	(1,029,094)	(63,450)	(1,108,223)
Net decrease	(10,450)	$(169,626)	11,500	$253,694

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

Activity in redeemable capital Shares for the year ended December 31, 2013 was as follows (all balances in 000’s):

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

The Sponsor has reviewed the tax positions as of December 31, 2015 and has determined that no provision for income tax is required in the Trust’s financial statements.

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

8 - Financial Highlights

Effective January 1, 2014, the Trust qualified as an investment company solely for accounting purposes and not for any other purpose. Disclosure of financial highlights is required for investment companies. Please refer to Note 2B.

The following financial highlights relate to investment performance and operations for a Share outstanding for the years ended December 31, 2015 and 2014.

	Year Ended December 31,
	2015	2014
Net asset value per Share, beginning of period	$15.29	$18.77

Net investment loss(a)	(0.07)	(0.09)
Net realized and unrealized loss(b)	(2.05)	(3.39)
Net decrease in net assets from operations	(2.12)	(3.48)
Net asset value per Share, end of period	$13.17	$15.29

Total return, at net asset value(c)	(13.87)%	(18.54)%

Ratio to average net assets:
Net investment loss	(0.50)%	(0.50)%
Expenses	0.50%	0.50%

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

At December 31, 2015 and December 31, 2014, the value of the silver bullion held by the Trust is categorized as Level 1.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned in the capacities* indicated thereunto duly authorized.

iShares Delaware Trust Sponsor LLC,

Sponsor of the iShares Silver Trust (registrant)

/s/ Paul Lohrey

Paul Lohrey

Director, President and Chief Executive Officer

(Principal executive officer)

Date: February 29, 2016

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities* and on the dates indicated.

/s/ Paul Lohrey

Paul Lohrey

Director, President and Chief Executive Officer

(Principal executive officer)

Date: February 29, 2016

/s/ Jack Gee

Jack Gee

Director and Chief Financial Officer

(Principal financial and accounting officer)

Date: February 29, 2016

/s/ Philip Jensen

Philip Jensen

Director

Date: February 29, 2016

/s/ Peter Landini

Peter Landini

Director

Date: February 29, 2016

/s/ Kimun Lee

Kimun Lee

Director

Date: February 29, 2016

*     The registrant is a trust and the persons are signing in their respective capacities as officers or directors of iShares Delaware Trust Sponsor LLC, the Sponsor of the registrant.