Form 10-Q
period 2016-03-31
iShares Silver Trust
filed 2016-05-06
CIK 1330568

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2016

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

PART 1 – FINANCIAL INFORMATION

Item 1. Financial Statements

iShares Silver Trust

Statements of Assets and Liabilities (Unaudited)

At March 31, 2016 and December 31, 2015

	March 31,	December 31,
(Dollar amounts in $000’s, except for per Share amounts)	2016	2015
Assets
Investment in silver bullion, at fair value(a)	$5,115,057	$4,393,861
Total Assets	5,115,057	4,393,861

Liabilities
Sponsor’s fees payable	2,123	1,917
Total Liabilities	2,123	1,917

Commitments and contingent liabilities (Note 6)	—	—

Net Assets	$5,112,934	$4,391,944

Shares issued and outstanding(b)	349,350,000	333,550,000
Net asset value per Share (Note 2D)	$14.64	$13.17

(a)     Cost of investment in silver bullion: $6,159,729 and $5,979,252, respectively.

(b)     No par value, unlimited amount authorized.

See notes to financial statements.

iShares Silver Trust

Statements of Operations (Unaudited)

For the three months ended March 31, 2016 and 2015

	Three Months Ended March 31,
(Dollar amounts in $000’s, except for per Share amounts)	2016	2015
Expenses
Sponsor’s fees	$5,845	$6,656
Total expenses	5,845	6,656
Net investment loss	(5,845)	(6,656)

Net Realized and Unrealized Gain (Loss)
Net realized loss from:
Silver bullion sold to pay expenses	(1,703)	(1,169)
Silver bullion distributed for the redemption of Shares	(51,397)	(42,041)
Net realized loss	(53,100)	(43,210)
Net change in unrealized appreciation/depreciation	540,719	256,233
Net realized and unrealized gain	487,619	213,023

Net increase in net assets resulting from operations	$481,774	$206,367

Net increase in net assets per Share	$1.45	$0.61
Weighted-average Shares outstanding	333,035,714	338,820,000

See notes to financial statements.

iShares Silver Trust

Statements of Changes in Net Assets (Unaudited)

For the three months ended March 31, 2016 and the year ended December 31, 2015

	Three Months Ended	Year Ended
(Dollar amounts in $000’s)	March 31, 2016	December 31, 2015
Net Assets, Beginning of Period	$4,391,944	$5,260,802

Operations:
Net investment loss	(5,845)	(25,295)
Net realized loss	(53,100)	(212,156)
Net change in unrealized appreciation/depreciation	540,719	(461,781)
Net increase (decrease) in net assets resulting from operations	481,774	(699,232)

Capital Share Transactions:
Contributions for Shares issued	412,201	859,468
Distributions for Shares redeemed	(172,985)	(1,029,094)
Net increase (decrease) in net assets from capital share transactions	239,216	(169,626)

Increase (decrease) in net assets	720,990	(868,858)

Net Assets, End of Period	$5,112,934	$4,391,944

Shares issued and redeemed
Shares issued	28,350,000	57,150,000
Shares redeemed	(12,550,000)	(67,600,000)
Net increase (decrease) in Shares issued and outstanding	15,800,000	(10,450,000)

See notes to financial statements.

iShares Silver Trust

Statements of Cash Flows (Unaudited)

For the three months ended March 31, 2016 and 2015

	Three Months Ended March 31,
(Dollar amounts in $000’s)	2016	2015
Cash Flows from Operating Activities:
Proceeds from silver bullion sold to pay expenses	$5,639	$6,747
Expenses – Sponsor’s fees paid	(5,639)	(6,747)
Net cash provided by operating activities	—	—
Increase (decrease) in cash	—	—
Cash, beginning of period	—	—
Cash, end of period	$—	$—

Reconciliation of Net Increase in Net Assets Resulting from Operations to Net Cash Provided by Operating Activities:
Net increase in net assets resulting from operations	$481,774	$206,367
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by operating activities:
Proceeds from silver bullion sold to pay expenses	5,639	6,747
Net realized loss	53,100	43,210
Net change in unrealized appreciation/depreciation	(540,719)	(256,233)
Change in operating assets and liabilities:
Sponsor’s fees payable	206	(91)
Net cash provided by operating activities	$—	$—

Supplemental disclosure of non-cash information:
Silver bullion contributed for Shares issued	$412,201	$180,518
Silver bullion distributed for Shares redeemed	$(172,985)	$(305,139)

See notes to financial statements.

iShares Silver Trust

Schedules of Investments (Unaudited)

At March 31, 2016 and December 31, 2015

(All balances in 000’s, except percentage data)
March 31, 2016
Description	Ounces	Cost	Fair Value
Silver bullion	332,578.5	$6,159,729	$5,115,057

Total Investment – 100.04%			5,115,057
Less Liabilities – (0.04)%			(2,123)
Net Assets – 100.00%			$5,112,934

December 31, 2015
Description	Ounces	Cost	Fair Value
Silver bullion	317,934.9	$5,979,252	$4,393,861

Total Investment – 100.04%			4,393,861
Less Liabilities – (0.04)%			(1,917)
Net Assets – 100.00%			$4,391,944

See notes to financial statements.

iShares Silver Trust

Notes to Financial Statements (Unaudited)

March 31, 2016

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

The Trust seeks to reflect generally the performance of the price of silver. The Trust seeks to reflect such performance before payment of the Trust’s expenses and liabilities. The Trust is designed to provide a vehicle for investors to make an investment similar to an investment in silver.

The accompanying unaudited financial statements were prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and with the instructions for Form 10-Q and the rules and regulations of the U.S. Securities and Exchange Commission (the “SEC”). In the opinion of management, all material adjustments, consisting only of normal recurring adjustments considered necessary for a fair statement of the interim period financial statements have been made. Interim period results are not necessarily indicative of results for a full-year period. These financial statements and the notes thereto should be read in conjunction with the Trust’s financial statements included in its Annual Report on Form 10-K for the year ended December 31, 2015, as filed with the SEC on February 29, 2016.

The Trust qualifies as an investment company solely for accounting purposes and not for any other purpose and follows the accounting and reporting guidance under the Financial Accounting Standards Board Accounting Standards Codification Topic 946, Financial Services – Investment Companies, but is not registered, and is not required to be registered, as an investment company under the Investment Company Act of 1940, as amended.

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

Fair value of the silver bullion is based on the price per ounce of silver determined by the CME Group Inc. at approximately 12:00 p.m. (London time) and announced by Thomson Reuters shortly thereafter on each day that the London silver market is open for business (“LBMA Silver Price”).

Gain or loss on sales of silver bullion is calculated on a trade date basis using the average cost method.

The following tables summarize activity in silver bullion for the three months ended March 31, 2016 and 2015 (all balances in 000’s):

Three Months Ended March 31, 2016	Ounces	Average Cost	Fair Value	Realized Gain (Loss)
Beginning balance	317,934.9	$5,979,252	$4,393,861	$—
Silver bullion contributed	26,987.1	412,201	412,201	—
Silver bullion distributed	(11,952.6)	(224,382)	(172,985)	(51,397)
Silver bullion sold to pay expenses	(390.9)	(7,342)	(5,639)	(1,703)
Net realized loss	—	—	(53,100)	—
Net change in unrealized appreciation/depreciation	—	—	540,719	—
Ending balance	332,578.5	$6,159,729	$5,115,057	$(53,100)

Three Months Ended March 31, 2015	Ounces	Average Cost	Fair Value	Realized Gain (Loss)
Beginning balance	329,564.2	$6,386,750	$5,263,140	$—
Silver bullion contributed	10,767.1	180,518	180,518	—
Silver bullion distributed	(17,946.5)	(347,180)	(305,139)	(42,041)
Silver bullion sold to pay expenses	(409.2)	(7,916)	(6,747)	(1,169)
Net realized loss	—	—	(43,210)	—
Net change in unrealized appreciation/depreciation	—	—	256,233	—
Ending balance	321,975.6	$6,212,172	$5,344,795	$(43,210)

C.	Calculation of Net Asset Value

On each business day, as soon as practicable after 4:00 p.m. (New York time), the net asset value of the Trust is obtained by subtracting all accrued fees, expenses and other liabilities of the Trust from the fair value of the silver and other assets held by the Trust. The Trustee computes the net asset value per Share by dividing the net asset value of the Trust by the number of Shares outstanding on the date the computation is made.

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

The Sponsor has reviewed the tax positions as of March 31, 2016 and has determined that no provision for income tax is required in the Trust’s financial statements.

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

8 - Financial Highlights

The following financial highlights relate to investment performance and operations for a Share outstanding for the three months ended March 31, 2016 and 2015.

	Three Months Ended March 31,
	2016	2015
Net asset value per Share, beginning of period	$13.17	$15.29

Net investment loss(a)	(0.02)	(0.02)
Net realized and unrealized gain(b)	1.49	0.61
Net increase in net assets from operations	1.47	0.59
Net asset value per Share, end of period	$14.64	$15.88

Total return, at net asset value(c),(d)	11.16%	3.86%

Ratio to average net assets:
Net investment loss(e)	(0.50)%	(0.50)%
Expenses(e)	0.50%	0.50%

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

At March 31, 2016 and December 31, 2015, the value of the silver bullion held by the Trust is categorized as Level 1.

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

Introduction

The iShares Silver Trust (the “Trust”) is a grantor trust formed under the laws of the State of New York. The Trust does not have any officers, directors, or employees, and is administered by The Bank of New York Mellon (the “Trustee”) acting as trustee pursuant to the First Amended and Restated Depositary Trust Agreement (the “Trust Agreement”) between the Trustee and iShares Delaware Trust Sponsor LLC, the sponsor of the Trust (the “Sponsor”). The Trust issues units of beneficial interest (or “Shares”) representing fractional undivided beneficial interests in its net assets. The assets of the Trust consist primarily of silver bullion held by a custodian as an agent of the Trust responsible only to the Trustee.

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

Valuation of Silver; Computation of Net Asset Value

On each business day, as soon as practicable after 4:00 p.m. (New York time), the Trustee evaluates the silver held by the Trust and determines the net asset value of the Trust and the net asset value per Share. The Trustee values the silver held by the Trust using the price per ounce of silver determined by the CME Group Inc. at approximately 12:00 p.m. (London time) and announced by Thomson Reuters shortly thereafter on each day that the London silver market is open for business (“LBMA Silver Price”). Having valued the silver held by the Trust, the Trustee then subtracts all accrued fees, expenses and other liabilities of the Trust from the fair value of the silver and other assets held by the Trust. The result is the net asset value of the Trust. The Trustee computes the net asset value per Share by dividing the net asset value of the Trust by the number of Shares outstanding on the date the computation is made.

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

Critical Accounting Policies

The financial statements and accompanying notes are prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements relies on estimates and assumptions that impact the Trust’s financial position and results of operations. These estimates and assumptions affect the Trust’s application of accounting policies. Below, the Trust describes the valuation of silver bullion, a critical accounting policy that it believes is important to understanding its results of operations and financial position. In addition, please refer to Note 2 to the financial statements for further discussion of the Trust’s accounting policies.

Valuation of Silver Bullion

There are other indicators of the value of silver bullion that are available that could be different than that chosen by the Trust. The LBMA Silver Price is used by the Trust because it is commonly used by the U.S. silver market as indicators of the value of silver, and is permitted to be used under the Trust Agreement. The use of an indicator of the value of silver bullion other than the LBMA Silver Price could result in materially different fair value pricing of the silver held by the Trust.

Results of Operations

The Quarter Ended March 31, 2016

The Trust’s net asset value grew from $4,391,943,604 at December 31, 2015 to $5,112,934,270 at March 31, 2016, a 16.42% increase. The increase in the Trust’s net asset value resulted primarily from an increase in the LBMA Silver Price, which rose 11.29% from $13.82 at December 31, 2015 to $15.38 at March 31, 2016. Net asset value also increased due to an increase in outstanding Shares, which rose from 333,550,000 Shares at December 31, 2015 to 349,350,000 Shares at March 31, 2016, a consequence of 28,350,000 Shares (567 Baskets) being created and 12,550,000 Shares (251 Baskets) being redeemed during the quarter.

The 11.16% increase in the Trust’s net asset value per Share from $13.17 at December 31, 2015 to $14.64 at March 31, 2016 is directly related to the 11.29% increase in the LBMA Silver Price.

The Trust’s net asset value per Share increased slightly less than the price of silver on a percentage basis due to the Sponsor’s fees, which were $5,844,914 for the quarter, or 0.12% of the Trust’s average weighted assets of $4,709,455,721 during the quarter. The net asset value per Share of $15.17 on March 18, 2016 was the highest during the quarter, compared with a low during the quarter of $12.93 on January 28, 2016.

Net increase in net assets resulting from operations for the quarter ended March 31, 2016 was $481,774,179, resulting from an unrealized gain on investment in silver bullion of $540,719,490, offset by a net investment loss of $5,844,914, a net realized loss of $1,703,192 from silver sold to pay expenses and a net realized loss of $51,397,205 on silver bullion distributed for the redemption of Shares. Other than the Sponsor’s fees of $5,844,914, the Trust had no expenses during the quarter.

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

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

There have been no material changes to the Risk Factors last reported under Part I, Item 1A of the registrant’s Annual Report on Form 10-K for the year ended December 31, 2015, filed with the Securities and Exchange Commission (“SEC”) on February 29, 2016.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

a)  None.

b)  Not applicable.

c)  12,550,000 Shares (251 Baskets) were redeemed during the quarter ended March 31, 2016.

Period	Total Number of Shares Redeemed	Average Ounces of Silver Per Share
01/01/16 to 01/31/16	8,700,000	0.9526
02/01/16 to 02/29/16	2,350,000	0.9522
03/01/16 to 03/31/16	1,500,000	0.9517
Total	12,550,000	0.9524

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit No.	Description
4.1	First Amended and Restated Depositary Trust Agreement is incorporated by reference to Exhibit 4.1 filed with Annual Report on Form 10-K on February 28, 2013

4.2	Standard Terms for Authorized Participant Agreements is incorporated by reference to Exhibit 4.2 filed with Registration Statement No. 333-156506 on December 30, 2008

10.1	Custodian Agreement is incorporated by reference to Exhibit 10.1 filed with Registration Statement No. 333-156506 on December 30, 2008

10.2	Sub-license Agreement is incorporated by reference to Exhibit 10.2 filed with Registration Statement No. 333-156506 on December 30, 2008

10.3	First Amendment to Custodian Agreement is incorporated by reference to Exhibit 10.3 filed with Registration Statement No. 333-137621 on September 27, 2006

10.4	Second Amendment to Custodian Agreement is incorporated by reference to Exhibit 10.1 filed with Current Report on Form 8-K on February 10, 2010

10.5	Third Amendment to Custodian Agreement is incorporated by reference to Exhibit 10.5 filed with Registration Statement No. 333-170492 on November 9, 2010

10.6	Fourth Amendment to Custodian Agreement is incorporated by reference to Exhibit 10.1 filed with Current Report on Form 8-K on February 14, 2012

31.1	Certification by Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification by Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification by Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification by Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

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

Date: May 6, 2016

/s/ Jack Gee
Jack Gee
Director and Chief Financial Officer
(Principal financial and accounting officer)

Date: May 6, 2016

*     The registrant is a trust and the persons are signing in their respective capacities as officers or directors of iShares Delaware Trust Sponsor LLC, the Sponsor of the registrant.