Form 10-Q
period 2016-06-30
iShares Silver Trust
filed 2016-08-08
CIK 1330568

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2016

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

PART 1 – FINANCIAL INFORMATION

Item 1. Financial Statements

iShares Silver Trust

Statements of Assets and Liabilities (Unaudited)

At June 30, 2016 and December 31, 2015

	June 30,	December 31,
(Dollar amounts in $000’s, except for per Share amounts)	2016	2015
Assets
Investment in silver bullion, at fair value(a)	$6,123,884	$4,393,861
Total Assets	6,123,884	4,393,861

Liabilities
Sponsor’s fees payable	2,361	1,917
Total Liabilities	2,361	1,917

Commitments and contingent liabilities (Note 6)	—	—

Net Assets	$6,121,523	$4,391,944

Shares issued and outstanding(b)	350,800,000	333,550,000
Net asset value per Share (Note 2C)	$17.45	$13.17

(a)	Cost of investment in silver bullion: $6,140,793 and $5,979,252, respectively.
(b)	No par value, unlimited amount authorized.

See notes to financial statements.

iShares Silver Trust

Statements of Operations (Unaudited)

For the three and six months ended June 30, 2016 and 2015

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Dollar amounts in $000’s, except for per Share amounts)	2016	2015	2016	2015
Expenses
Sponsor’s fees	$6,989	$6,619	$12,834	$13,275
Total expenses	6,989	6,619	12,834	13,275
Net investment loss	(6,989)	(6,619)	(12,834)	(13,275)

Net Realized and Unrealized Gain (Loss)
Net realized loss from:
Silver bullion sold to pay expenses	(932)	(1,143)	(2,635)	(2,312)
Silver bullion distributed for the redemption of Shares	(24,002)	(43,727)	(75,399)	(85,768)
Net realized loss	(24,934)	(44,870)	(78,034)	(88,080)
Net change in unrealized appreciation/depreciation	1,027,763	(242,511)	1,568,482	13,722
Net realized and unrealized gain (loss)	1,002,829	(287,381)	1,490,448	(74,358)

Net increase (decrease) in net assets resulting from operations	$995,840	$(294,000)	$1,477,614	$(87,633)

Net increase (decrease) in net assets per Share	$2.82	$(0.87)	$4.31	$(0.26)
Weighted-average Shares outstanding	353,031,319	338,502,198	343,033,516	338,660,221

See notes to financial statements.

iShares Silver Trust

Statements of Changes in Net Assets (Unaudited)

For the six months ended June 30, 2016 and the year ended December 31, 2015

	Six Months Ended	Year Ended
(Dollar amounts in $000’s)	June 30, 2016	December 31, 2015
Net Assets, Beginning of Period	$4,391,944	$5,260,802

Operations:
Net investment loss	(12,834)	(25,295)
Net realized loss	(78,034)	(212,156)
Net change in unrealized appreciation/depreciation	1,568,482	(461,781)
Net increase (decrease) in net assets resulting from operations	1,477,614	(699,232)

Capital Share Transactions:
Contributions for Shares issued	762,070	859,468
Distributions for Shares redeemed	(510,105)	(1,029,094)
Net increase (decrease) in net assets from capital share transactions	251,965	(169,626)

Increase (decrease) in net assets	1,729,579	(868,858)

Net Assets, End of Period	$6,121,523	$4,391,944

Shares issued and redeemed
Shares issued	50,400,000	57,150,000
Shares redeemed	(33,150,000)	(67,600,000)
Net increase (decrease) in Shares issued and outstanding	17,250,000	(10,450,000)

See notes to financial statements.

iShares Silver Trust

Statements of Cash Flows (Unaudited)

For the six months ended June 30, 2016 and 2015

	Six Months Ended June 30,
(Dollar amounts in $000’s)	2016	2015
Cash Flows from Operating Activities:
Proceeds from silver bullion sold to pay expenses	$12,390	$13,465
Expenses – Sponsor’s fees paid	(12,390)	(13,465)
Net cash provided by operating activities	—	—
Increase (decrease) in cash	—	—
Cash, beginning of period	—	—
Cash, end of period	$—	$—

Reconciliation of Net Increase (Decrease) in Net Assets Resulting from Operations to Net Cash Provided by Operating Activities:
Net increase (decrease) in net assets resulting from operations	$1,477,614	$(87,633)
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by operating activities:
Proceeds from silver bullion sold to pay expenses	12,390	13,465
Net realized loss	78,034	88,080
Net change in unrealized appreciation/depreciation	(1,568,482)	(13,722)
Change in operating assets and liabilities:
Sponsor’s fees payable	444	(190)
Net cash provided by operating activities	$—	$—

Supplemental disclosure of non-cash information:
Silver bullion contributed for Shares issued	$762,070	$579,038
Silver bullion distributed for Shares redeemed	$(510,105)	$(646,475)

See notes to financial statements.

iShares Silver Trust

Schedules of Investments (Unaudited)

At June 30, 2016 and December 31, 2015

(All balances in 000’s, except percentage data)
June 30, 2016
Description	Ounces	Cost	Fair Value
Silver bullion	333,544.9	$6,140,793	$6,123,884

Total Investment — 100.04%			6,123,884
Less Liabilities — (0.04)%			(2,361)
Net Assets — 100.00%			$6,121,523

December 31, 2015
Description	Ounces	Cost	Fair Value
Silver bullion	317,934.9	$5,979,252	$4,393,861

Total Investment — 100.04%			4,393,861
Less Liabilities — (0.04)%			(1,917)
Net Assets — 100.00%			$4,391,944

See notes to financial statements.

iShares Silver Trust

Notes to Financial Statements (Unaudited)

June 30, 2016

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

Gain or loss on sales of silver bullion is calculated on a trade date basis using the average cost method.

The following tables summarize activity in silver bullion for the three months ended June 30, 2016 and 2015 (all balances in 000’s):

Three Months Ended June 30, 2016	Ounces	Average Cost	Fair Value	Realized Gain (Loss)
Beginning balance	332,578.5	$6,159,729	$5,115,057	$—
Silver bullion contributed	20,970.0	349,869	349,869	—
Silver bullion distributed	(19,587.6)	(361,122)	(337,120)	(24,002)
Silver bullion sold to pay expenses	(416.0)	(7,683)	(6,751)	(932)
Net realized loss	—	—	(24,934)	—
Net change in unrealized appreciation/depreciation	—	—	1,027,763	—
Ending balance	333,544.9	$6,140,793	$6,123,884	$(24,934)

Three Months Ended June 30, 2015	Ounces	Average Cost	Fair Value	Realized Gain (Loss)
Beginning balance	321,975.6	$6,212,172	$5,344,795	$—
Silver bullion contributed	24,658.4	398,520	398,520	—
Silver bullion distributed	(20,883.0)	(385,063)	(341,336)	(43,727)
Silver bullion sold to pay expenses	(408.4)	(7,861)	(6,718)	(1,143)
Net realized loss	—	—	(44,870)	—
Net change in unrealized appreciation/depreciation	—	—	(242,511)	—
Ending balance	325,342.6	$6,217,768	$5,107,880	$(44,870)

The following tables summarize activity in silver bullion for the six months ended June 30, 2016 and 2015 (all balances in 000’s):

Six Months Ended June 30, 2016	Ounces	Average Cost	Fair Value	Realized Gain (Loss)
Beginning balance	317,934.9	$5,979,252	$4,393,861	$—
Silver bullion contributed	47,957.1	762,070	762,070	—
Silver bullion distributed	(31,540.2)	(585,504)	(510,105)	(75,399)
Silver bullion sold to pay expenses	(806.9)	(15,025)	(12,390)	(2,635)
Net realized loss	—	—	(78,034)	—
Net change in unrealized appreciation/depreciation	—	—	1,568,482	—
Ending balance	333,544.9	$6,140,793	$6,123,884	$(78,034)

Six Months Ended June 30, 2015	Ounces	Average Cost	Fair Value	Realized Gain (Loss)
Beginning balance	329,564.2	$6,386,750	$5,263,140	$—
Silver bullion contributed	35,425.5	579,038	579,038	—
Silver bullion distributed	(38,829.5)	(732,243)	(646,475)	(85,768)
Silver bullion sold to pay expenses	(817.6)	(15,777)	(13,465)	(2,312)
Net realized loss	—	—	(88,080)	—
Net change in unrealized appreciation/depreciation	—	—	13,722	—
Ending balance	325,342.6	$6,217,768	$5,107,880	$(88,080)

C.	Calculation of Net Asset Value

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

The Sponsor has reviewed the tax positions as of June 30, 2016 and has determined that no provision for income tax is required in the Trust’s financial statements.

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

8 - Financial Highlights

The following financial highlights relate to investment performance and operations for a Share outstanding for the three and six months ended June 30, 2016 and 2015.

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Net asset value per Share, beginning of period	$14.64	$15.88	$13.17	$15.29

Net investment loss(a)	(0.02)	(0.02)	(0.04)	(0.04)
Net realized and unrealized gain (loss)(b)	2.83	(0.86)	4.32	(0.25)
Net increase (decrease) in net assets from operations	2.81	(0.88)	4.28	(0.29)
Net asset value per Share, end of period	$17.45	$15.00	$17.45	$15.00

Total return, at net asset value(c)(d)	19.19%	(5.54)%	32.50%	(1.90)%

Ratio to average net assets:
Net investment loss(e)	(0.50)%	(0.50)%	(0.50)%	(0.50)%
Expenses(e)	0.50%	0.50%	0.50%	0.50%

(a)	Based on average Shares outstanding during the period.
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

At June 30, 2016 and December 31, 2015, the value of the silver bullion held by the Trust is categorized as Level 1.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This information should be read in conjunction with the financial statements and notes to financial statements included in Item 1 of Part I of this Form 10‑Q. The discussion and analysis that follows may contain statements that relate to future events or future performance. In some cases, such forward-looking statements can be identified by terminology such as “may,” “should,” “could,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “potential” or the negative of these terms or other comparable terminology. Except as required by applicable disclosure laws, neither the Sponsor, nor any other person assumes responsibility for the accuracy or completeness of any forward-looking statements. Neither the Trust nor the Sponsor is under a duty to update any of the forward-looking statements to conform such statements to actual results or to a change in the Sponsor’s expectations or predictions.

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

Critical Accounting Policies

The financial statements and accompanying notes are prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements relies on estimates and assumptions that impact the Trust’s financial position and results of operations. These estimates and assumptions affect the Trust’s application of accounting policies. Below, the Trust describes the valuation of silver bullion, a critical accounting policy that the Trust believes is important to understanding its results of operations and financial position. In addition, please refer to Note 2 to the financial statements for further discussion of the Trust’s accounting policies.

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

Results of Operations

The Quarter Ended June 30, 2016

The Trust’s net asset value grew from $5,112,934,270 at March 31, 2016 to $6,121,522,719 at June 30, 2016, a 19.73% increase. The increase in the Trust’s net asset value resulted primarily from an increase in the LBMA Silver Price, which rose 19.38% from $15.38 at March 31, 2016 to $18.36 at June 30, 2016. The increase in the Trust’s net asset value was also affected by an increase in the number of outstanding Shares, which rose from 349,350,000 Shares at March 31, 2016 to 350,800,000 Shares at June 30, 2016, a consequence of 22,050,000 Shares (441 Baskets) being created and 20,600,000 Shares (412 Baskets) being redeemed during the quarter.

The 19.19% increase in the Trust’s net asset value per Share from $14.64 at March 31, 2016 to $17.45 at June 30, 2016 is directly related to the 19.38% increase in the LBMA Silver Price.

The Trust’s net asset value per Share increased slightly less than the price of silver on a percentage basis due to the Sponsor’s fees, which were $6,989,492 for the quarter, or 0.12% of the Trust’s average weighted assets of $5,633,784,944 during the quarter. The net asset value per Share of $17.45 on June 30, 2016 was the highest during the quarter, compared with a low during the quarter of $14.24 on April 4, 2016.

Net increase in net assets resulting from operations for the quarter ended June 30, 2016 was $995,839,504, resulting primarily from an unrealized gain on investment in silver bullion of $1,027,762,958, offset by a net investment loss of $6,989,492, a net realized loss of $931,717 from silver bullion sold to pay expenses and a net realized loss of $24,002,245 on silver bullion distributed for the redemption of Shares. Other than the Sponsor's fees of $6,989,492, the Trust had no expenses during the quarter.

The Six Months Ended June 30, 2016

The Trust’s net asset value grew from $4,391,943,604 at December 31, 2015 to $6,121,522,719 at June 30, 2016, a 39.38% increase. The increase in the Trust’s net asset value resulted primarily from an increase in the LBMA Silver Price, which rose 32.85% from $13.82 at December 31, 2015 to $18.36 at June 30, 2016. The increase in the Trust's net asset value was also affected by an increase in the number of outstanding Shares, which rose from 333,550,000 Shares at December 31, 2015 to 350,800,000 Shares at June 30, 2016, a consequence of 50,400,000 Shares (1,008 Baskets) being created and 33,150,000 Shares (663 Baskets) being redeemed during the period.

The 32.50% increase in the Trust’s net asset value per Share from $13.17 at December 31, 2015 to $17.45 at June 30, 2016 is directly related to the 32.85% increase in the LBMA Silver Price.

The Trust’s net asset value per Share increased slightly less than the price of silver on a percentage basis due to the Sponsor’s fees, which were $12,834,406 for the period, or 0.25% of the Trust’s average weighted assets of $5,171,620,333 during the period. The net asset value per Share of $17.45 on June 30, 2016 was the highest during the period, compared with a low during the period of $12.93 on January 28, 2016.

Net increase in net assets resulting from operations for the six months ended June 30, 2016 was $1,477,613,683, resulting primarily from an unrealized gain on investment in silver bullion of $1,568,482,448, offset by a net investment loss of $12,834,406, a net realized loss of $2,634,909 from silver bullion sold to pay expenses and a net realized loss of $75,399,450 on silver bullion distributed for the redemption of Shares. Other than the Sponsor's fees of $12,834,406, the Trust had no expenses during the period.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

a)  None.

b)  Not applicable.

c)  20,600,000 Shares (412 Baskets) were redeemed during the quarter ended June 30, 2016.

Period	Total Number of Shares Redeemed	Average Ounces of Silver Per Share
04/01/16 to 04/30/16	3,000,000	0.9514
05/01/16 to 05/31/16	5,600,000	0.9511
06/01/16 to 06/30/16	12,000,000	0.9506
Total	20,600,000	0.9509

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit No.	Description
4.1	First Amended and Restated Depositary Trust Agreement is incorporated by reference to Exhibit 4.1 filed with Annual Report on Form 10-K on February 28, 2013

4.2	Standard Terms for Authorized Participant Agreements is incorporated by reference to Exhibit 4.2 filed with Registration Statement No. 333-156506 on December 30, 2008

10.1	Custodian Agreement is incorporated by reference to Exhibit 10.1 filed with Registration Statement No. 333-156506 on December 30, 2008

10.2	Sub-license Agreement is incorporated by reference to Exhibit 10.2 filed with Registration Statement No. 333-156506 on December 30, 2008

10.3	First Amendment to Custodian Agreement is incorporated by reference to Exhibit 10.3 filed with Registration Statement No. 333-137621 on September 27, 2006

10.4	Second Amendment to Custodian Agreement is incorporated by reference to Exhibit 10.1 filed with Current Report on Form 8-K on February 10, 2010

10.5	Third Amendment to Custodian Agreement is incorporated by reference to Exhibit 10.5 filed with Registration Statement No. 333-170492 on November 9, 2010

10.6	Fourth Amendment to Custodian Agreement is incorporated by reference to Exhibit 10.1 filed with Current Report on Form 8-K on February 14, 2012

31.1	Certification by Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification by Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification by Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes‑Oxley Act of 2002

32.2	Certification by Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes‑Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

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

Sponsor of the iShares Silver Trust (registrant)

/s/ Paul Lohrey
Paul Lohrey Director, President and Chief Executive Officer (Principal executive officer)

Date: August 8, 2016

/s/ Jack Gee
Jack Gee Director and Chief Financial Officer (Principal financial and accounting officer)

Date: August 8, 2016

*	The registrant is a trust and the persons are signing in their respective capacities as officers of iShares Delaware Trust Sponsor LLC, the Sponsor of the registrant.