Form 10-Q
period 2016-09-30
iShares Silver Trust
filed 2016-11-07
CIK 1330568

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2016

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

PART 1 – FINANCIAL INFORMATION

Item 1. Financial Statements

iShares Silver Trust

Statements of Assets and Liabilities (Unaudited)

At September 30, 2016 and December 31, 2015

	September 30,	December 31,
(Dollar amounts in $000’s, except for per Share amounts)	2016	2015
Assets
Investment in silver bullion, at fair value(a)	$7,011,280	$4,393,861
Total Assets	7,011,280	4,393,861

Liabilities
Sponsor’s fees payable	2,854	1,917
Total Liabilities	2,854	1,917

Commitments and contingent liabilities (Note 6)	—	—

Net Assets	$7,008,426	$4,391,944

Shares issued and outstanding(b)	381,550,000	333,550,000
Net asset value per Share (Note 2C)	$18.37	$13.17

(a)	Cost of investment in silver bullion: $6,712,196 and $5,979,252, respectively.
(b)	No par value, unlimited amount authorized.

See notes to financial statements.

iShares Silver Trust

Statements of Operations (Unaudited)

For the three and nine months ended September 30, 2016 and 2015

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Dollar amounts in $000’s, except for per Share amounts)	2016	2015	2016	2015
Expenses
Sponsor’s fees	$8,679	$6,113	$21,513	$19,388
Total expenses	8,679	6,113	21,513	19,388
Net investment loss	(8,679)	(6,113)	(21,513)	(19,388)

Net Realized and Unrealized Gain (Loss)
Net realized gain (loss) from:
Silver bullion sold to pay expenses	407	(1,713)	(2,228)	(4,025)
Silver bullion distributed for the redemption of Shares	3,976	(51,848)	(71,423)	(137,616)
Net realized gain (loss)	4,383	(53,561)	(73,651)	(141,641)
Net change in unrealized appreciation/depreciation	315,993	(288,300)	1,884,475	(274,578)
Net realized and unrealized gain (loss)	320,376	(341,861)	1,810,824	(416,219)

Net increase (decrease) in net assets resulting from operations	$311,697	$(347,974)	$1,789,311	$(435,607)

Net increase (decrease) in net assets per Share	$0.84	$(1.02)	$5.07	$(1.28)
Weighted-average Shares outstanding	372,939,130	339,870,652	353,074,818	339,068,132

See notes to financial statements.

iShares Silver Trust

Statements of Changes in Net Assets (Unaudited)

For the nine months ended September 30, 2016 and the year ended December 31, 2015

	Nine Months Ended	Year Ended
(Dollar amounts in $000’s)	September 30, 2016	December 31, 2015
Net Assets, Beginning of Period	$4,391,944	$5,260,802

Operations:
Net investment loss	(21,513)	(25,295)
Net realized loss	(73,651)	(212,156)
Net change in unrealized appreciation/depreciation	1,884,475	(461,781)
Net increase (decrease) in net assets resulting from operations	1,789,311	(699,232)

Capital Share Transactions:
Contributions for Shares issued	1,446,755	859,468
Distributions for Shares redeemed	(619,584)	(1,029,094)
Net increase (decrease) in net assets from capital share transactions	827,171	(169,626)

Increase (decrease) in net assets	2,616,482	(868,858)

Net Assets, End of Period	$7,008,426	$4,391,944

Shares issued and redeemed
Shares issued	87,150,000	57,150,000
Shares redeemed	(39,150,000)	(67,600,000)
Net increase (decrease) in Shares issued and outstanding	48,000,000	(10,450,000)

See notes to financial statements.

iShares Silver Trust

Statements of Cash Flows (Unaudited)

For the nine months ended September 30, 2016 and 2015

	Nine Months Ended September 30,
(Dollar amounts in $000’s)	2016	2015
Cash Flows from Operating Activities:
Proceeds from silver bullion sold to pay expenses	$20,576	$19,777
Expenses – Sponsor’s fees paid	(20,576)	(19,777)
Net cash provided by operating activities	—	—
Increase (decrease) in cash	—	—
Cash, beginning of period	—	—
Cash, end of period	$—	$—

Reconciliation of Net Increase (Decrease) in Net Assets Resulting from Operations to Net Cash Provided by (Used in) Operating Activities:
Net increase (decrease) in net assets resulting from operations	$1,789,311	$(435,607)
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by (used in) operating activities:
Proceeds from silver bullion sold to pay expenses	20,576	19,777
Net realized loss	73,651	141,641
Net change in unrealized appreciation/depreciation	(1,884,475)	274,578
Change in operating assets and liabilities:
Sponsor’s fees payable	937	(389)
Net cash provided by (used in) operating activities	$—	$—

Supplemental disclosure of non–cash information:
Silver bullion contributed for Shares issued	$1,446,755	$664,967
Silver bullion distributed for Shares redeemed	$(619,584)	$(825,652)

See notes to financial statements.

iShares Silver Trust

Schedules of Investments (Unaudited)

At September 30, 2016 and December 31, 2015

(All balances in 000’s, except percentage data)
September 30, 2016

Description	Ounces	Cost	Fair Value
Silver bullion	362,340.1	$6,712,196	$7,011,280

Total Investment – 100.04%			7,011,280
Less Liabilities – (0.04)%			(2,854)
Net Assets – 100.00%			$7,008,426

December 31, 2015

Description	Ounces	Cost	Fair Value
Silver bullion	317,934.9	$5,979,252	$4,393,861

Total Investment – 100.04%			4,393,861
Less Liabilities – (0.04)%			(1,917)
Net Assets – 100.00%			$4,391,944

See notes to financial statements.

iShares Silver Trust

Notes to Financial Statements (Unaudited)

September 30, 2016

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

Gain or loss on sales of silver bullion is calculated on a trade date basis using the average cost method.

The following tables summarize activity in silver bullion for the three months ended September 30, 2016 and 2015 (all balances in 000’s):

Three Months Ended September 30, 2016	Ounces	Average Cost	Fair Value	Realized Gain (Loss)
Beginning balance	333,544.9	$6,140,793	$6,123,884	$—
Silver bullion contributed	34,913.2	684,685	684,685	—
Silver bullion distributed	(5,697.0)	(105,503)	(109,479)	3,976
Silver bullion sold to pay expenses	(421.0)	(7,779)	(8,186)	407
Net realized gain	—	—	4,383	—
Net change in unrealized appreciation/depreciation	—	—	315,993	—
Ending balance	362,340.1	$6,712,196	$7,011,280	$4,383

Three Months Ended September 30, 2015	Ounces	Average Cost	Fair Value	Realized Gain (Loss)
Beginning balance	325,342.6	$6,217,768	$5,107,880	$—
Silver bullion contributed	5,728.5	85,929	85,929	—
Silver bullion distributed	(12,120.9)	(231,025)	(179,177)	(51,848)
Silver bullion sold to pay expenses	(420.6)	(8,025)	(6,312)	(1,713)
Net realized loss	—	—	(53,561)	—
Net change in unrealized appreciation/depreciation	—	—	(288,300)	—
Ending balance	318,529.6	$6,064,647	$4,666,459	$(53,561)

The following tables summarize activity in silver bullion for the nine months ended September 30, 2016 and 2015 (all balances in 000’s):

Nine Months Ended September 30, 2016	Ounces	Average Cost	Fair Value	Realized Gain (Loss)
Beginning balance	317,934.9	$5,979,252	$4,393,861	$—
Silver bullion contributed	82,870.3	1,446,755	1,446,755	—
Silver bullion distributed	(37,237.2)	(691,007)	(619,584)	(71,423)
Silver bullion sold to pay expenses	(1,227.9)	(22,804)	(20,576)	(2,228)
Net realized loss	—	—	(73,651)	—
Net change in unrealized appreciation/depreciation	—	—	1,884,475	—
Ending balance	362,340.1	$6,712,196	$7,011,280	$(73,651)

Nine Months Ended September 30, 2015	Ounces	Average Cost	Fair Value	Realized Gain (Loss)
Beginning balance	329,564.2	$6,386,750	$5,263,140	$—
Silver bullion contributed	41,154.0	664,967	664,967	—
Silver bullion distributed	(50,950.4)	(963,268)	(825,652)	(137,616)
Silver bullion sold to pay expenses	(1,238.2)	(23,802)	(19,777)	(4,025)
Net realized loss	—	—	(141,641)	—
Net change in unrealized appreciation/depreciation	—	—	(274,578)	—
Ending balance	318,529.6	$6,064,647	$4,666,459	$(141,641)

C.	Calculation of Net Asset Value

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

The Sponsor has reviewed the tax positions as of September 30, 2016 and has determined that no provision for income tax is required in the Trust’s financial statements.

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

8 - Financial Highlights

The following financial highlights relate to investment performance and operations for a Share outstanding for the three and nine months ended September 30, 2016 and 2015.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Net asset value per Share, beginning of period	$17.45	$15.00	$13.17	$15.29

Net investment loss(a)	(0.02)	(0.02)	(0.06)	(0.06)
Net realized and unrealized gain (loss)(b)	0.94	(1.00)	5.26	(1.25)
Net increase (decrease) in net assets from operations	0.92	(1.02)	5.20	(1.31)
Net asset value per Share, end of period	$18.37	$13.98	$18.37	$13.98

Total return, at net asset value(c)(d)	5.27%	(6.80)%	39.48%	(8.57)%

Ratio to average net assets:
Net investment loss(e)	(0.50)%	(0.50)%	(0.50)%	(0.50)%
Expenses(e)	0.50%	0.50%	0.50%	0.50%

(a)	Based on average Shares outstanding during the period.
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

At September 30, 2016 and December 31, 2015, the value of the silver bullion held by the Trust is categorized as Level 1.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This information should be read in conjunction with the financial statements and notes to financial statements included in Item 1 of Part I of this Form 10‑Q. The discussion and analysis that follows may contain statements that relate to future events or future performance. In some cases, such forward‑looking statements can be identified by terminology such as “may,” “should,” “could,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “potential” or the negative of these terms or other comparable terminology. Except as required by applicable disclosure laws, neither the Sponsor, nor any other person assumes responsibility for the accuracy or completeness of any forward-looking statements. Neither the Trust nor the Sponsor is under a duty to update any of the forward-looking statements to conform such statements to actual results or to a change in the Sponsor’s expectations or predictions.

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

Results of Operations

The Quarter Ended September 30, 2016

The Trust’s net asset value grew from $6,121,522,719 at June 30, 2016 to $7,008,425,684 at September 30, 2016, a 14.49% increase. The increase in the Trust’s net asset value resulted primarily from an increase in the number of outstanding Shares, which rose from 350,800,000 Shares at June 30, 2016 to 381,550,000 Shares at September 30, 2016, a consequence of 36,750,000 Shares (735 Baskets) being created and 6,000,000 Shares (120 Baskets) being redeemed during the quarter. The Trust’s net asset value also benefited from an increase in the LBMA Silver Price, which rose 5.39% from $18.36 at June 30, 2016 to $19.35 at September 30, 2016.

The 5.27% increase in the Trust’s net asset value per Share from $17.45 at June 30, 2016 to $18.37 at September 30, 2016 is directly related to the 5.39% increase in the LBMA Silver Price.

The Trust’s net asset value per Share increased slightly less than the price of silver on a percentage basis due to the Sponsor’s fees, which were $8,678,646 for the quarter, or 0.13% of the Trust’s average weighted assets of $6,914,798,284 during the quarter. The net asset value per Share of $19.68 on August 2, 2016 was the highest during the quarter, compared with a low during the quarter of $17.57 on August 25, 2016.

Net increase in net assets resulting from operations for the quarter ended September 30, 2016 was $311,697,420, resulting primarily from an unrealized gain on investment in silver bullion of $315,993,046, a net realized gain of $3,976,078 on silver bullion distributed for the redemption of Shares and a net realized gain of $406,942 from silver bullion sold to pay expenses. These were offset by a net investment loss of $8,678,646. Other than the Sponsor’s fees of $8,678,646, the Trust had no expenses during the quarter.

The Nine Months September 30, 2016

The Trust’s net asset value grew from $4,391,943,604 at December 31, 2015 to $7,008,425,684 at September 30, 2016, a 59.57% increase. The increase in the Trust’s net asset value resulted primarily from an increase in the LBMA Silver Price, which rose 40.01% from $13.82 at December 31, 2015 to $19.35 at September 30, 2016. The Trust's net asset value also benefited from an increase in the number of outstanding Shares, which rose from 333,550,000 Shares at December 31, 2015 to 381,550,000 Shares at September 30, 2016, a consequence of 87,150,000 Shares (1,743 Baskets) being created and 39,150,000 Shares (783 Baskets) being redeemed during the period.

The 39.48% increase in the Trust’s net asset value per Share from $13.17 at December 31, 2015 to $18.37 at September 30, 2016 is directly related to the 40.01% increase in the LBMA Silver Price.

The Trust’s net asset value per Share increased slightly less than the price of silver on a percentage basis due to the Sponsor’s fees, which were $21,513,052 for the period, or 0.37% of the Trust’s average weighted assets of $5,756,920,959 during the period. The net asset value per Share of $19.68 on August 2, 2016 was the highest during the period, compared with a low during the period of $12.93 on January 28, 2016.

Net increase in net assets resulting from operations for the nine months ended September 30, 2016 was $1,789,311,103, resulting primarily from an unrealized gain on investment in silver bullion of $1,884,475,494, offset by a net investment loss of $21,513,052, a net realized loss of $2,227,967 from silver bullion sold to pay expenses and a net realized loss of $71,423,372 on silver bullion distributed for the redemption of Shares. Other than the Sponsor’s fees of $21,513,052, the Trust had no expenses during the period.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

a) None.

b) Not applicable.

c) 6,000,000 Shares (120 Baskets) were redeemed during the quarter ended September 30, 2016.

Period	Total Number of Shares Redeemed	Average Ounces of Silver Per Share
07/01/16 to 07/31/16	—	—
08/01/16 to 08/31/16	2,000,000	0.9497
09/01/16 to 09/30/16	4,000,000	0.9494
Total	6,000,000	0.9495

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

Sponsor of the iShares Silver Trust (registrant)

/s/ Paul Lohrey
Paul Lohrey
Director, President and Chief Executive Officer
(Principal executive officer)

Date:	November 7, 2016

/s/ Jack Gee
Jack Gee
Director and Chief Financial Officer
(Principal financial and accounting officer)

Date:	November 7, 2016

*	The registrant is a trust and the persons are signing in their respective capacities as officers of iShares Delaware Trust Sponsor LLC, the Sponsor of the registrant.