Form 10-K
period 2016-12-31
iShares Silver Trust
filed 2017-02-24
CIK 1330568

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended December 31, 2016

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from __________ to __________

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

As of June 30, 2016, the aggregate market value of the shares held by non-affiliates was approximately $6,266,543,740. The calculation of the number of shares held by non-affiliates assumes that all shares held by funds or accounts for which BlackRock or its affiliates provides management or advisory services (whether discretionary or non-discretionary) are shares held by affiliates.

DOCUMENTS INCORPORATED BY REFERENCE:

None

PART I

Item 1. Business.

The purpose of the iShares Silver Trust (the “Trust”) is to own silver transferred to the Trust in exchange for shares issued by the Trust (“Shares”). Each Share represents a fractional undivided beneficial interest in the net assets of the Trust. The assets of the Trust consist primarily of silver held by the Trust’s custodian on behalf of the Trust. However, there may be situations where the Trust will unexpectedly hold cash. For example, a claim may arise against a third party, which is settled in cash. In situations where the Trust unexpectedly receives cash or other assets, no new Shares will be issued until after the record date for the distribution of such cash or other property has passed.

The Trust was formed on April 21, 2006 when an initial deposit of silver was made in exchange for the issuance of three Baskets (a “Basket” consists of 50,000 Shares). The Trust is a grantor trust formed under the laws of the State of New York.

The sponsor of the Trust is iShares Delaware Trust Sponsor LLC (the “Sponsor”), a Delaware limited liability company and an indirect subsidiary of BlackRock, Inc. (“BlackRock”) The trustee of the Trust is The Bank of New York Mellon (the “Trustee”) and the custodian of the Trust is JPMorgan Chase Bank N.A., London branch (the “Custodian”). The agreement between the Trust and the Custodian is governed by English law. The Trust does not have any officers, directors or employees.

The Trust’s net asset value grew from $4,391,943,604 at December 31, 2015 to $5,541,130,643 at December 31, 2016, the Trust’s fiscal year end. Outstanding Shares of the Trust grew from 333,550,000 Shares outstanding at December 31, 2015 to 359,900,000 Shares outstanding at December 31, 2016.

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

The Sponsor of the Trust maintains a website at www.ishares.com, through which the Trust’s annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended (“Exchange Act”), are made available free of charge after they have been filed or furnished to the Securities and Exchange Commission (the “SEC”). Additional information regarding the Trust may also be found on the SEC’s EDGAR database at www.sec.gov.

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

Retail investors may purchase and sell Shares through traditional brokerage accounts. Because the intrinsic value of each Share is a function of the price of only a fraction of an ounce of silver held by the Trust, the cash outlay necessary for an investment in Shares should be less than the amount required for currently existing means of investing in physical silver. Shares are eligible for margin accounts.

Listed.

The Shares are listed and trade on NYSE Arca, Inc. (“NYSE Arca”) under the symbol “SLV.”

Relatively cost efficient.

Because the expenses involved in an investment in physical silver are dispersed among all holders of Shares, an investment in Shares may represent a cost‑efficient alternative to investments in silver for investors not otherwise in a position to participate directly in the market for physical silver.

Secondary Market Trading

While the Trust seeks to reflect generally the performance of the price of silver less the Trust’s expenses and liabilities, Shares may trade at, above or below their net asset value per Share (the “NAV”). The NAV of the Shares will fluctuate with changes in the market value of the Trust’s assets. The trading prices of Shares will fluctuate in accordance with changes in their NAV, as well as market supply and demand. The amount of the discount or premium in the trading price relative to the NAV may be influenced by non-concurrent trading hours between the major silver markets and NYSE Arca. While the Shares trade on NYSE Arca until 4:00 p.m. (New York time), liquidity in the market for silver may be reduced after the close of the major world silver markets, including London, Zurich and the Commodity Exchange, Inc. (“COMEX”) in Chicago. As a result, during this time, trading spreads, and the resulting premium or discount, on Shares may widen. However, given that Baskets of Shares can be created and redeemed in exchange for the underlying amount of silver, the Sponsor believes that the arbitrage opportunities may provide a mechanism to mitigate the effect of such premium or discount.

Custody of the Trust’s Silver

The Custodian is responsible for safekeeping the Trust’s silver. The Custodian may keep the Trust’s silver at its vault premises in England or New York, or at the vaults of any sub‑custodian in England or New York, unless otherwise agreed between the Custodian and the Trustee (with the Sponsor’s approval). The Custodian may use sub-custodians to discharge its obligations to the Trust. The Custodian is required to use reasonable care in the appointment of any sub‑custodian. Any sub-custodian must be a member of the London Bullion Market Association (“LBMA”). The use of sub-custodians does not affect the Custodian’s liability to the Trustee under the custodian agreement.

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

The Custodian has agreed to grant to the officers and properly designated representatives of the Trustee and to the independent public accountants for the Trust access to the Custodian’s records for the purpose of confirming the content of those records. Upon at least ten days’ prior notice, any such officer or properly designated representative, the independent public accountants for the Trust and any person designated by any regulatory authority having jurisdiction over the Trustee or the Trust is entitled to examine on the Custodian’s premises the silver held by the Custodian and the records regarding the silver held for the account of the Custodian at a sub-custodian. The Custodian has agreed that it will only retain sub-custodians if they agree to grant to the Trustee and the independent registered public accounting firm of the Trust access to records and inspection rights similar to those set forth above. During the period covered by this report, Inspectorate International Ltd. and Inspectorate America Corporation, acting as authorized representatives of the Trustee pursuant to the foregoing provisions, inspected the premises where the Trust’s silver is warehoused and on March 10, 2016 issued their report summarizing their findings. Such report was posted by the Sponsor on the Trust’s website. During the period covered by this report, the Sponsor visited the premises where the Trust’s silver is warehoused once (in the quarter ended March 31, 2016).

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

The LBMA Silver Price is the spot price per ounce, in U.S. dollars, of a London Good Delivery Bar determined by the CME Group following one or more thirty‑second electronic auctions conducted starting at 12:00 p.m. (London time) on each day that the London silver market is open for business, and announced by Thomson Reuters shortly thereafter, all under the auspices of the LBMA. Twenty seconds before noon (London time) on each day that the LBMA Silver Price is to be determined, a seed price for the first auction is determined by the CME Group taking into account relevant pricing information available at the time, and announced to eligible auction participants previously qualified on the basis of criteria set by the LBMA. Beginning at 12:00 p.m. (London time) such participants are allowed, but not required, to electronically submit during a thirty-second period buy and/or sell orders for spot transactions at the seed price. If at the conclusion of the thirty-second auction the market is determined by the CME Group to be balanced, the seed price is the LBMA Silver Price for that date and announced as such by Thomson Reuters. If the market is not balanced at the end of the first auction, a new seed price is automatically calculated and announced, and an additional thirty-second auction is held at the new price. If necessary, the process is repeated until the market is determined to be balanced and the price at which that determination occurs is the LBMA Silver Price for that date. For these purposes, the market is considered to be balanced when, at the end of an auction, the total number of ounces of silver for which buy orders were submitted in that auction falls within a certain pre-determined margin of tolerance from the total number of ounces of silver for which sell orders were submitted in the auction. Once the LBMA Silver Price has been determined for a given day, the buy and sell orders entered by the auction participants during the last auction will be executed at that day’s LBMA Silver Price. Any market imbalance remaining after the last auction (which must be within the margin of tolerance) is allocated equally among all participants in all auctions conducted on that day (and not only those participating in the last auction). As of the date of this report, information publicly available on LBMA’s website indicates that the entities currently qualified to submit orders during the electronic auctions used for the daily determination of the LBMA Silver Price are China Construction Bank, HSBC Bank USA NA, JP Morgan Chase Bank, Morgan Stanley, The Bank of Nova Scotia - ScotiaMocatta, The Toronto Dominion Bank and UBS AG.

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

The Sponsor earned $29,148,568 for the year ended December 31, 2016.

Deposit of Silver; Issuance of Baskets

The Trust creates and redeems Shares on a continuous basis, but only in Baskets of 50,000 Shares. Only registered broker-dealers who have entered into written agreements with the Sponsor and the Trustee (each, an “Authorized Participant”) can deposit silver and receive Baskets of Shares in exchange. Upon the deposit of the corresponding amount of silver with the Custodian and the payment of the Trustee’s applicable fee and of any expenses, taxes or charges (such as stamp taxes or stock transfer taxes or fees), the Trustee will deliver the appropriate number of Baskets to the Depository Trust Company account of the depositing Authorized Participant. As of the date of this report, Barclays Capital Inc., Citigroup Global Markets, Inc., Credit Suisse Securities (USA), LLC, Goldman Sachs & Co., Goldman Sachs Execution & Clearing L.P., J.P. Morgan Securities LLC., KCG Americas LLC, Merrill Lynch Professional Clearing Corp., Morgan Stanley & Co. LLC., RBC Capital Markets, LLC, Scotia Capital (USA) Inc., UBS Securities LLC and Virtu Financial BD LLC are the only Authorized Participants. The Sponsor and the Trustee maintain a current list of Authorized Participants. Silver deposited with the Custodian must meet the specifications for weight, dimensions, fineness (or purity), identifying marks and appearance of silver bars as set forth in “The Good Delivery Rules for Gold and Silver Bars” published by the LMBA.

Before making a deposit, the Authorized Participant must deliver to the Trustee a written purchase order or submit a purchase order through the Trustee’s electronic order entry system indicating the number of Baskets it intends to acquire and the location or locations where it expects to make the corresponding deposit of silver with the Custodian. The date the Trustee receives that order determines the amount of silver the Authorized Participant needs to deposit (such amount, the “Basket Silver Amount”). However, orders received by the Trustee after 3:59 p.m. (New York time) on a business day will not be accepted and should be resubmitted on the next following business day. The Trustee has entered into an agreement with the Custodian which contains arrangements so that silver can be delivered to the Custodian in England, New York or at other locations that may be authorized in the future.

If the Trustee accepts the purchase order, it transmits to the Authorized Participant, via facsimile or electronic mail message, no later than 5:00 p.m. (New York time) on the date such purchase order is received, or deemed received, a copy of the purchase order endorsed “Accepted” by the Trustee and indicating the Basket Silver Amount that the Authorized Participant must deliver to the Custodian in exchange for each Basket. In the case of purchase orders submitted via the Trustee’s electronic order system, the Authorized Participant will receive an automated email indicating the acceptance of the purchase order and the purchase order will be marked “Accepted” in the Trustee’s electronic order system. Prior to the Trustee’s acceptance as specified above, a purchase order only represents the Authorized Participant’s unilateral offer to deposit silver in exchange for Baskets of Shares and has no binding effect upon the Trust, the Trustee, the Custodian or any other party.

The Basket Silver Amount necessary for the creation of a Basket changes from day to day. At the time of creation of the Trust, the initial Basket Silver Amount was 500,000 ounces of silver. On each day that NYSE Arca is open for regular trading, the Trustee adjusts the quantity of silver constituting the Basket Silver Amount as appropriate to reflect sales of silver, any loss of silver that may occur, and accrued expenses. The computation is made by the Trustee as promptly as practicable after 4:00 p.m. (New York time). The Basket Silver Amount so determined is communicated via facsimile or electronic mail message to all Authorized Participants, and made available on the Sponsor’s website for the Shares. NYSE Arca also publishes the Basket Silver Amount determined by the Trustee as indicated above.

Because the Sponsor has assumed what are expected to be most of the Trust’s expenses and the Sponsor’s fee accrues daily at the same rate, in the absence of any extraordinary expenses or liabilities, the amount of silver by which the Basket Silver Amount decreases each day is predictable. The Trustee intends to make available on each business day, through the same channels used to disseminate the actual Basket Silver Amount determined by the Trustee as indicated above, an indicative Basket Silver Amount for the next business day. Authorized Participants may use that indicative Basket Silver Amount as guidance regarding the amount of silver that they may expect to have to deposit with the Custodian in respect of purchase orders placed by them on such next business day and accepted by the Trustee. The agreement entered into with each Authorized Participant provides, however, that once a purchase order has been accepted by the Trustee, the Authorized Participant will be required to deposit with the Custodian the Basket Silver Amount determined by the Trustee on the effective date of the purchase order.

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

Before surrendering Baskets of Shares for redemption, an Authorized Participant must deliver to the Trustee a written request indicating the number of Baskets it intends to redeem and the location where it would like to take delivery of the silver represented by such Baskets or submit a redemption order through the Trustee’s electronic order entry system. The date the Trustee receives that order determines the Basket Silver Amount to be received in exchange. However, orders received by the Trustee after 3:59 p.m. (New York time) on a business day will not be accepted and should be resubmitted on the next following business day.

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

Redemptions may be suspended only (1) during any period in which regular trading on NYSE Arca is suspended or restricted or the exchange is closed (other than scheduled holiday or weekend closings), or (2) during an emergency as a result of which delivery, disposal or evaluation of silver is not reasonably practicable.

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

A Shareholder that is not (1) a U.S. Shareholder as defined above or (2) a partnership for United States federal income tax purposes, is considered a “Non-U.S. Shareholder” for purposes of this discussion.

Taxation of the Trust

The Sponsor and the Trustee will treat the Trust as a grantor trust for United States federal income tax purposes. In the opinion of Clifford Chance US LLP, special United States federal income tax counsel to the Sponsor, the Trust will be classified as a grantor trust for United States federal income tax purposes. As a result, the Trust itself will not be subject to United States federal income tax. Instead, the Trust’s income and expenses will flow through to the Shareholders, and the Trustee will report the Trust’s income, gains, losses and deductions to the Internal Revenue Service (“IRS”) on that basis. The opinion of Clifford Chance US LLP represents only its best legal judgment and is not binding on the IRS or any court. Accordingly, there can be no assurance that the IRS will agree with the conclusions of counsel’s opinion and it is possible that the IRS or another tax authority could assert a position contrary to one or all of those conclusions and that a court could sustain that contrary position. Neither the Sponsor nor the Trustee will request a ruling from the IRS with respect to the classification of the Trust for United States federal income tax purposes. If the IRS were to assert successfully that the Trust is not classified as a grantor trust, the Trust would be classified as a partnership for United States federal income tax purposes, which may affect timing and other tax consequences to the Shareholders.

The following discussion assumes that the Trust will be classified as a grantor trust for United States federal income tax purposes.

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

When the Trust sells silver, for example to pay expenses, a Shareholder will recognize gain or loss in an amount equal to the difference between (1) the Shareholder’s pro rata share of the amount realized by the Trust upon the sale and (2) the Shareholder’s tax basis for its pro rata share of the silver that was sold. A Shareholder’s tax basis for its share of any silver sold by the Trust generally will be determined by multiplying the Shareholder’s total basis for its share of all of the silver held in the Trust immediately prior to the sale, by a fraction the numerator of which is the amount of silver sold, and the denominator of which is the total amount of the silver held in the Trust immediately prior to the sale. After any such sale, a Shareholder’s tax basis for its pro rata share of the silver remaining in the Trust will be equal to its tax basis for its share of the total amount of the silver held in the Trust immediately prior to the sale, less the portion of such basis allocable to its share of the silver that was sold.

Upon a Shareholder’s sale of some or all of its Shares, the Shareholder will be treated as having sold the portion of its pro rata share of the silver held in the Trust at the time of the sale that is attributable to the Shares sold. Accordingly, the Shareholder generally will recognize gain or loss on the sale in an amount equal to the difference between (1) the amount realized pursuant to the sale of the Shares and (2) the Shareholder’s tax basis for the portion of its pro rata share of the silver held in the Trust at the time of sale that is attributable to the Shares sold, as determined in the manner described in the preceding paragraph.

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

Maximum 28% Long-Term Capital Gains Tax Rate for U.S. Shareholders Who Are Individuals

Under current law, gains recognized by individuals from the sale of collectibles, including silver, held for more than one year are taxed at a maximum rate of 28%, rather than the current maximum 20% rate applicable to most other long-term capital gains. For these purposes, gain recognized by an individual upon the sale of an interest in a trust that holds collectibles is treated as gain recognized on the sale of collectibles, to the extent that the gain is attributable to unrealized appreciation in value of the collectibles held by the Trust. Therefore, any gain recognized by an individual U.S. Shareholder attributable to a sale of Shares held for more than one year, or attributable to the Trust’s sale of any silver which the Shareholder is treated (through its ownership of Shares) as having held for more than one year, generally will be taxed at a maximum rate of 28%. The tax rates for capital gains recognized upon the sale of assets held by an individual U.S. Shareholder for one year or less or by a taxpayer other than an individual United States taxpayer are generally the same as those at which ordinary income is taxed.

3.8% Tax on Net Investment Income

Certain U.S. Shareholders who are individuals are required to pay a 3.8% tax on the lesser of the excess of their modified adjusted gross income over a threshold amount ($250,000 for married persons filing jointly and $200,000 for single taxpayers) or their net investment income, which generally includes capital gains from the disposition of property. This tax is in addition to any capital gains taxes due on such investment income. A similar tax will apply to estates and trusts. U.S. Shareholders should consult their own tax advisers regarding the effect, if any, this law may have on their investment in the Shares.

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

Investment by U.S. Tax-Exempt Shareholders

Certain U.S. Shareholders (“U.S. Tax-Exempt Shareholders”) are subject to United States federal income tax only on their unrelated business taxable income (“UBTI”). Unless they incur debt in order to purchase Shares, it is expected that U.S. Tax-Exempt Shareholders should not realize UBTI in respect of income or gains from the Shares. U.S. Tax-Exempt Shareholders should consult their own independent tax advisers regarding the United States federal income tax consequences of holding Shares in light of their particular circumstances.

Investment by Regulated Investment Companies

Mutual funds and other investment vehicles which are regulated investment companies within the meaning of Code Section 851 should consult with their tax advisers concerning (1) the likelihood that an investment in Shares, although they are a “security” within the meaning of the Investment Company Act of 1940, as amended (the “Investment Company Act”), may be considered an investment in the underlying silver for purposes of Code Section 851(b) and (2) the extent to which an investment in Shares might nevertheless be consistent with preservation of their qualification under Code Section 851.

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

Taxation of Non-U.S. Shareholders

A Non-U.S. Shareholder generally will not be subject to United States federal income tax with respect to gain recognized upon the sale or other disposition of Shares, or upon the sale of silver by the Trust, unless (1) the Non-U.S. Shareholder is an individual and is present in the United States for 183 days or more during the taxable year of the sale or other disposition, and the gain is treated as being from United States sources or (2) the gain is effectively connected with the conduct by the Non-U.S. Shareholder of a trade or business in the United States and certain other conditions are met.

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

ERISA AND RELATED CONSIDERATIONS

The Employee Retirement Income Security Act of 1974 (“ERISA”) and/or Section 4975 of the Code impose certain requirements on employee benefit plans and certain other plans and arrangements, including individual retirement accounts and annuities, Keogh plans, and certain collective investment funds or insurance company general or separate accounts in which such plans or arrangements are invested, that are subject to ERISA and/or the Code (collectively, “Plans”), and on persons who are fiduciaries with respect to the investment of assets treated as plan assets of a Plan. Investments by Plans are subject to the fiduciary requirements and the applicability of prohibited transaction restrictions under ERISA.

Government plans and some church plans are not subject to the fiduciary responsibility provisions of ERISA or the provisions of Section 4975 of the Code, but may be subject to substantially similar rules under state or other federal law. Fiduciaries of any such plans are advised to consult with their counsel prior to an investment in Shares.

In contemplating an investment of a portion of Plan assets in Shares, the Plan fiduciary responsible for making such investment should carefully consider, taking into account the facts and circumstances of the Plan, the “Risk Factors” discussed below and whether such investment is consistent with its fiduciary responsibilities, including, but not limited to: (1) whether the fiduciary has the authority to make the investment under the appropriate governing plan instrument; (2) whether the investment would constitute a direct or indirect non-exempt prohibited transaction with a party in interest; (3) the Plan’s funding objectives and (4) whether under the general fiduciary standards of investment prudence and diversification such investment is appropriate for the Plan, taking into account the overall investment policy of the Plan, the composition of the Plan’s investment portfolio and the Plan’s need for sufficient liquidity to pay benefits when due.

Item 1A. Risk Factors.

Actual or perceived disruptions in the processes used to determine the LBMA Silver Price, or lack of confidence in that benchmark, may adversely affect the return on your investment in the Shares (if any).

Because the objective of the Trust is to reflect the performance of the price of silver, any disruptions affecting the processes related to how the market determines the price of silver will have an effect on the value of the Shares. From its inception until August 14, 2014, the Trust used for the daily valuation of its silver and the computation of the NAV the price of silver set by three market-making members of the LBMA at approximately 12:00 p.m. (London time) (the “London Fix”). On August 15, 2014, the London Fix was discontinued, and the LBMA Silver Price became the new daily price of silver determined and disseminated under the auspices of the LBMA shortly after 12:00 p.m. (London time), on each day that the London silver market is open for business.

The LBMA Silver Price is determined through an electronic, auction-based mechanism administered by the CME Group and published by Thomson Reuters. While these features may be improvements over the discontinued London Fix, investors should keep in mind that electronic markets are not exempt from failures, as shown by the experiences of the initial public offerings of Facebook and BATS Global Markets. In addition, electronic trading platforms may be subject to influence by high-frequency traders with results that are highly contested by the industry, regulators and market observers.

As of the date of this filing, the LBMA Silver Price has been subject to the test of actual trading markets for over two years. As with any innovation, it is possible that electronic failures or other unanticipated events may occur that could result in delays in the announcement of, or the inability of the system to produce, an LBMA Silver Price on any given date. Furthermore, if a perception were to develop that the LBMA Silver Price is vulnerable to manipulation attempts, or if the proceedings surrounding the determination and publication of the LBMA Silver Price were seen as unfair, biased or otherwise compromised by the markets, the behavior of investors and traders in silver may change, and those changes may have an effect on the price of silver (and, consequently, the value of the Shares). In any of these circumstances, the intervention of extraneous events disruptive of the normal interaction of supply and demand of silver at any given time, may result in distorted prices and losses on an investment in the Shares that, but for such extraneous events, might not have occurred.

Other effects of disruptions in the determination of the LBMA Silver Price on the operations of the Trust include the potential for an incorrect valuation of the Trust’s silver, an inaccurate computation of the Sponsor’s fee, and the sales of silver to cover Trust expenses at prices that do not accurately reflect the fundamentals of the silver market. Each of these events could have an adverse effect on the value of the Shares.

As of the date of this filing, the Sponsor has no reason to believe that the LBMA Silver Price (used by the Trust since August 15, 2014 for the daily valuation of its silver and the determination of the Sponsor’s fee and the price of silver sold to cover Trust expenses) will not fairly represent the price of the silver held by the Trust. Should this situation change, the Sponsor expects to use the powers granted by the Trust’s governing documents to seek to replace the LBMA Silver Price with a more reliable indicator of the value of the Trust’s silver. There is no assurance that such alternative value indicator will be identified, or that the process of changing from the LBMA Silver Price to a new benchmark price will not adversely affect the price of the Shares.

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

Shares may trade at, above or below their NAV. The NAV will fluctuate with changes in the market value of the Trust’s assets. The trading prices of Shares will fluctuate in accordance with changes in their NAVs as well as market supply and demand. The amount of the discount or premium in the trading price relative to the NAV may be influenced by non-concurrent trading hours between the major silver markets and NYSE Arca. While the Shares will trade on NYSE Arca until 4:00 p.m. (New York time), liquidity in the market for silver will be reduced after the close of the major world silver markets, including London, Zurich and the COMEX in Chicago. As a result, during this time, trading spreads, and the resulting premium or discount on Shares, may widen.

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

Although Shares surrendered by Authorized Participants in Basket-size aggregations are redeemable in exchange for the underlying amount of silver, redemptions may be suspended during any period while regular trading on NYSE Arca is suspended or restricted, or in which an emergency exists that makes it reasonably impracticable to deliver, dispose of, or evaluate silver. If any of these events occurs at a time when an Authorized Participant intends to redeem Shares, and the price of silver decreases before such Authorized Participant is able again to surrender for redemption of any Baskets, such Authorized Participant will sustain a loss with respect to the amount that it would have been able to obtain in exchange for the silver received from the Trust upon the redemption of its Shares, had the redemption taken place when such Authorized Participant originally intended it to occur. As a consequence, Authorized Participants may reduce their trading in Shares during periods of suspension, decreasing the number of potential buyers of Shares in the secondary market and, therefore, decreasing the price a Shareholder may receive upon sale.

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

If the processes of creation and redemption of Shares (which depend on timely transfers of silver to and by the Custodian) encounter any unanticipated difficulties, potential market participants, such as the Authorized Participants and their customers, who would otherwise be willing to purchase or redeem Baskets to take advantage of any arbitrage opportunity arising from discrepancies between the price of the Shares and the price of the underlying silver may not take the risk that, as a result of those difficulties, they may not be able to realize the profit they expect. If this is the case, the liquidity of the Shares may decline and the price of the Shares may fluctuate independently of the price of silver and may fall or otherwise diverge from NAV. Furthermore, in the event that the London market for physical silver should become relatively illiquid and thereby materially restrict opportunities for arbitraging by delivering silver in return for Baskets, the price of Shares may diverge from the value of physical silver and may fall.

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

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

On December 4, 2008, the Shares commenced trading on NYSE Arca under the symbol SLV. Prior to that, the Shares were traded on the American Stock Exchange, also under the symbol SLV, since their initial public offering on April 21, 2006.

For each of the quarters during the fiscal years ended December 31, 2016 and 2015, the high and low sale prices of the Shares as reported for NYSE Arca transactions were as follows:

	Years Ended December 31,
	2016		2015
	High	Low	High	Low
First Quarter	$15.16	$13.17	$17.61	$14.84
Second Quarter	17.87	14.20	16.89	15.03
Third Quarter	19.60	17.62	14.99	13.56
Fourth Quarter	17.87	14.91	15.42	13.06

Holders

The number of Shareholders of record of the Trust as of December 31, 2016 was approximately 353,281.

Dividends

The Trust did not declare any cash distributions to Shareholders during the fiscal years ended December 31, 2016 and 2015. The Trust has no obligation to make periodic distributions to Shareholders.

Use of Proceeds from Registered Securities

Not applicable.

Purchases of Equity Securities by the Issuers and Affiliated Purchaser

37,250,000 Shares (745 Baskets) were redeemed during the fourth quarter of the year ended December 31, 2016.

Period	Total Number of Shares Redeemed	Average Ounces of Silver Paid Per Share
10/01/16 to 10/31/16	9,000,000	0.9490
11/01/16 to 11/30/16	18,750,000	0.9487
12/01/16 to 12/31/16	9,500,000	0.9483
Total	37,250,000	0.9487

Item 6. Selected Financial Data.

The following table summarizes the relevant December 31, 2016, 2015, 2014, 2013 and 2012 financial data for the Trust and should be read in conjunction with the Trust’s financial statements, schedules and notes related thereto which are included in this report. The Trust commenced operations on April 21, 2006.

	December 31,
	2016(a)	2015(a)	2014(a)	2013	2012
Total gain (loss) on silver	—	—	—	(1,914,969,905)	438,795,864
Net realized loss on silver	(111,239,707)	(212,155,884)	(78,450,102)	—	—
Net income (loss)	682,782,768	(699,232,160)	(1,233,639,459)	(1,954,787,818)	390,139,861
Net income (loss) per Share	1.91	(2.07)	(3.57)	(5.65)	1.21
Net cash flows	—	—	—	—	—
Total assets	5,543,495,441	4,393,860,514	5,263,139,743	6,243,467,246	8,135,002,600

(a)	Effective January 1, 2014, the Trust qualified as an investment company solely for accounting purposes and not for any other purpose.

The following table summarizes the relevant quarterly financial data for each of the four quarters of 2016 for the Trust and should be read in conjunction with the Trust’s financial statements, schedules and notes related thereto which are included in this report.

	Three Months Ended (Unaudited)
	March 31,	June 30,	September 30,	December 31,
	2016	2016	2016	2016
Net realized gain (loss) on silver	(53,100,397)	(24,933,962)	4,383,020	(37,588,368)
Net income (loss)	481,774,179	995,839,504	311,697,420	(1,106,528,335)
Net income (loss) per Share	1.45	2.82	0.84	(2.98)
Net cash flows	—	—	—	—
Total assets	5,115,057,457	6,123,883,995	7,011,280,036	5,543,495,441

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

Introduction

The Trust is a grantor trust formed under the laws of the State of New York. The Trust does not have any officers, directors, or employees, and is administered by the Trustee acting as trustee pursuant to the Second Amended and Restated Depositary Trust Agreement (the “Trust Agreement”) between the Trustee and the Sponsor. The Trust issues Shares representing fractional undivided beneficial interests in its net assets. The assets of the Trust consist primarily of silver bullion held by a custodian as an agent of the Trust responsible only to the Trustee.

The Trust is a passive investment vehicle and the objective of the Trust is for the value of each Share to approximately reflect the price of silver. The Trust does not engage in any activities designed to obtain a profit from, or ameliorate losses caused by, changes in the price of silver.

The Trust issues and redeems Shares only in exchange for silver, only in Baskets of 50,000 Shares or integral multiples thereof, and only in transactions with Authorized Participants.

Shares of the Trust trade on NYSE Arca under the symbol “SLV.”

Valuation of Silver; Computation of Net Asset Value

On each business day, as soon as practicable after 4:00 p.m. (New York time), the Trustee evaluates the silver held by the Trust and determines the net asset value of the Trust and the NAV. The Trustee values the silver held by the Trust on the basis of that day’s announced LBMA Silver Price. Having valued the silver held by the Trust, the Trustee adds other assets of the Trust then subtracts all accrued fees, expenses and other liabilities of the Trust. The result is the net asset value of the Trust. The Trustee computes the NAV by dividing the net asset value of the Trust by the number of Shares outstanding on the date the computation is made. Prior to August 15, 2014, the Trustee valued the silver held by the Trust using the London Fix.

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

Critical Accounting Policies

The financial statements and accompanying notes are prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements relies on estimates and assumptions that impact the Trust’s financial position and results of operations. These estimates and assumptions affect the Trust’s application of accounting policies. Below we describe the valuation of silver bullion, a critical accounting policy that we believe is important to understanding our results of operations and financial position. In addition, please refer to Note 2 to the financial statements included in this report for further discussion of the Trust’s accounting policies.

Valuation of Silver Bullion

Fair value of the silver bullion is based on the LBMA Silver Price.

There are other indicators of the value of silver bullion that are available that could be different than that chosen by the Trust. The LBMA Silver Price is used by the Trust because it is commonly used by the U.S. silver market as an indicator of the value of silver and is permitted to be used under the Trust Agreement. The use of an indicator of the value of silver bullion other than the LBMA Silver Price could result in materially different fair value pricing of the silver in the Trust, and as such, could result in different lower of cost or market adjustments or in different redemption value adjustments of the outstanding redeemable capital Shares.

The following chart shows the daily London Fix or LBMA Silver Price, as applicable, for the period from December 2011 through December 2016(a):

Silver Prices (December 2011 - December 2016)
Price in USD
$40
$38
$36
$34
$32
$30
$28
$26
$24
$22
$20
$18
$16
$14
$12
$10
Dec-11
Mar-12
Jun-12
Sep-12
Dec-12
Mar-13
Jun-13
Sep-13
Dec-13
Mar-14
Jun-14
Sep-14
Dec-14
Mar-15
Jun-15
Sep-15
Dec-15
Mar-16
Jun-16
Sep-16
Dec-16

(a)	The London Fix was discontinued on August 15, 2014 and was subsequently replaced by the LBMA Silver Price from that date onward, as reflected in the chart.

Results of Operations

The Year Ended December 31, 2016

The Trust’s net asset value grew from $4,391,943,604 at December 31, 2015 to $5,541,130,643 at December 31, 2016, a 26.17% increase for the year. The increase in the Trust’s net asset value resulted primarily from increase in the price of silver, which rose 17.51% from $13.82 at December 31, 2015 to $16.24 (the LBMA Silver Price at December 31, 2016). The increase in the Trust’s net asset value was also affected by an increase in the number of outstanding Shares, which rose from 333,550,000 Shares at December 31, 2015 to 359,900,000 Shares at December 31, 2016, a consequence of 102,750,000 Shares (2,055 Baskets) being created and 76,400,000 Shares (1,528 Baskets) being redeemed during the year.

The 16.93% increase in the Trust’s NAV from $13.17 at December 31, 2015 to $15.40 at December 31, 2016 is directly related to the 17.51% increase in the price of silver.

The Trust’s NAV increased slightly less than the price of silver on a percentage basis due to the Sponsor’s fees, which were $29,148,568 for the year, or 0.50% of the Trust’s average weighted assets of $5,832,956,742 during the year. The NAV of $19.68 on August 2, 2016 was the highest during the year, compared with a low during the year of $12.93 on January 28, 2016.

Net increase in net assets resulting from operations for the year ended December 31, 2016 was $682,782,768, resulting from an unrealized gain on investment in silver bullion of $823,171,043, partially offset by a net investment loss of $29,148,568, a net realized loss of $2,513,184 from investment in silver bullion sold to pay expenses and a net realized loss of $108,726,523 on silver bullion distributed for the redemption of Shares. Other than the Sponsor’s fees of $29,148,568, the Trust had no expenses during the year ended December 31, 2016.

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

The 13.87% decline in the Trust’s NAV from $15.29 at December 31, 2014 to $13.17 at December 31, 2015 is directly related to the 13.46% decrease in the price of silver.

The Trust’s NAV decreased slightly more than the price of silver on a percentage basis due to the Sponsor’s fees, which were $25,294,785 for the year, or 0.50% of the Trust’s average weighted assets of $5,056,528,843 during the year. The NAV of $17.45 on January 23, 2015 was the highest during the year, compared with a low during the year of $13.07 on December 14, 2015.

Net decrease in net assets resulting from operations for the year ended December 31, 2015 was $699,232,160, resulting from a net investment loss of $25,294,785, a net realized loss of $5,703,341 from investment in silver bullion sold to pay expenses, a net realized loss of $206,452,543 on silver bullion distributed for the redemption of Shares and an unrealized loss on investment in silver bullion of $461,781,491. Other than the Sponsor’s fees of $25,294,785, the Trust had no expenses during the year ended December 31, 2015.

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

The 18.54% decline in the Trust’s NAV from $18.77 at December 31, 2013 to $15.29 at December 31, 2014 is directly related to the 18.10% decrease in the price of silver.

The Trust’s NAV decreased slightly more than the price of silver on a percentage basis due to the Sponsor’s fees, which were $31,579,407 for the year, or 0.50% of the Trust’s average weighted assets of $6,313,220,546 during the year. The NAV of $21.21 on February 24, 2014 was the highest during the year, compared with a low during the year of $14.64 on November 6, 2014.

Net decrease in net assets resulting from operations for the year ended December 31, 2014 was $1,233,639,459, resulting from a net investment loss of $31,579,407, a net realized loss of $1,055,702 from investment in silver bullion sold to pay expenses, a net realized loss of $77,394,400 on silver bullion distributed for the redemption of Shares and an unrealized loss on investment in silver bullion of $1,123,609,950. Other than the Sponsor’s fees of $31,579,407, the Trust had no expenses during the year ended December 31, 2014.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

Not applicable.

Item 8. Financial Statements and Supplementary Data.

The following tables show the Trust’s quarterly financial information for 2016 and 2015.

	Three Months Ended (Unaudited)
	March 31,	June 30,	September 30,	December 31,
	2016	2016	2016	2016
Expenses
Sponsor’s fees	$5,844,914	$6,989,492	$8,678,646	$7,635,516
Total expenses	5,844,914	6,989,492	8,678,646	7,635,516
Net investment loss	(5,844,914)	(6,989,492)	(8,678,646)	(7,635,516)
Net Realized and Unrealized Gain (Loss)
Net realized gain (loss) from silver bullion sold to pay expenses	(1,703,192)	(931,717)	406,942	(285,217)
Net realized gain (loss) from silver bullion distributed for the redemption of Shares	(51,397,205)	(24,002,245)	3,976,078	(37,303,151)
Net change in unrealized appreciation/depreciation on investment in silver bullion	540,719,490	1,027,762,958	315,993,046	(1,061,304,451)
Net realized and unrealized gain (loss)	487,619,093	1,002,828,996	320,376,066	(1,098,892,819)
Net increase (decrease) in net assets resulting from operations	$481,774,179	$995,839,504	$311,697,420	$(1,106,528,335)
Net increase (decrease) in net assets per Share	$1.45	$2.82	$0.84	$(2.98)

	Three Months Ended (Unaudited)
	March 31,	June 30,	September 30,	December 31,
	2015	2015	2015	2015
Expenses
Sponsor’s fees	$6,656,496	$6,618,586	$6,112,652	$5,907,051
Total expenses	6,656,496	6,618,586	6,112,652	5,907,051
Net investment loss	(6,656,496)	(6,618,586)	(6,112,652)	(5,907,051)
Net Realized and Unrealized Gain (Loss)
Net realized loss from silver bullion sold to pay expenses	(1,169,264)	(1,143,142)	(1,712,921)	(1,678,014)
Net realized loss from silver bullion distributed for the redemption of Shares	(42,040,607)	(43,727,100)	(51,847,823)	(68,837,013	)(a)
Net change in unrealized appreciation/depreciation on investment in silver bullion	256,233,177	(242,511,257)	(288,300,118)	(187,203,293	)(a)
Net realized and unrealized gain (loss)	213,023,306	(287,381,499)	(341,860,862)	(257,718,320)
Net increase (decrease) in net assets resulting from operations	$206,366,810	$(294,000,085)	$(347,973,514)	$(263,625,371)
Net increase (decrease) in net assets per Share	$0.61	$(0.87)	$(1.02)	$(0.79)

(a)

In the quarter ended December 31, 2015, the Trust recorded a $14.7 million out-of-period adjustment increasing “Net realized loss from silver bullion distributed for the redemption of Shares” with a corresponding decrease to “Net change in unrealized appreciation/depreciation on investment in silver bullion.” The adjustment related to an accounting entry error that occurred during the quarter ended June 30, 2015. There was no impact to “Net realized and unrealized loss”, “Net Income (Loss)” or “Net Asset Value.” Management has evaluated the impact of this out-of-period adjustment to the previously issued financial statements and determined that the error did not result in a material misstatement to the previously issued quarterly financial statements.

See Index to Financial Statements on page F-1 for a list of the financial statements being filed herein.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

There have been no changes in accountants and no disagreements with accountants during the year ended December 31, 2016.

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

Management’s Report on Internal Control over Financial Reporting

The Sponsor’s management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Exchange Act Rules 13a-15(f) and 15d-15(f). The Trust’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America. Internal control over financial reporting includes those policies and procedures that: (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the Trust’s assets; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles and that the Trust’s receipts and expenditures are being made only in accordance with appropriate authorizations and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Trust’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become ineffective because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

The principal executive officer and principal financial officer of the Sponsor assessed the effectiveness of the Trust’s internal control over financial reporting as of December 31, 2016. Their assessment included an evaluation of the design of the Trust’s internal control over financial reporting and testing of the operational effectiveness of its internal control over financial reporting. In making its assessment, the Sponsor’s management has utilized the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in its report entitled Internal Control – Integrated Framework (2013). Based on their assessment and those criteria, the principal executive officer and principal financial officer of the Sponsor concluded that the Trust maintained effective internal control over financial reporting as of December 31, 2016.

The effectiveness of the Trust’s internal control over financial reporting as of December 31, 2016 has been audited by PricewaterhouseCoopers LLP, the independent registered public accounting firm that audited and reported on the financial statements included in this Form 10-K, as stated in their report which is included herein.

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

Paul Lohrey is the President and Chief Executive Officer of the Sponsor and Jack Gee is the Chief Financial Officer of the Sponsor.

The Sponsor is managed by a Board of Trustees composed of Philip Jensen, Peter Landini, Kimun Lee, Jack Gee and Paul Lohrey.

Paul Lohrey, CFA, 54, became a principal of the Sponsor in April 2014 and has served as its President and Chief Executive Officer since November 2015. Mr. Lohrey joined BlackRock as a Managing Director in June 2010. Prior to joining BlackRock, Mr. Lohrey served as Chief Investment Officer, Europe for The Vanguard Group, an asset management firm, from October 2008 to May 2010. He also held various positions in equity and fixed income portfolio management while at Vanguard from August 1994. Mr. Lohrey earned a Bachelor of Arts in economics from Duke University in 1984 and an MBA in finance from the University of Chicago in 1986.

Jack Gee, 57, became a principal of the Sponsor in September 2011 and serves as its Chief Financial Officer. Mr. Gee served as Director of US Fund Administration of BlackRock Institutional Trust Company N.A. from September 2004 to January 2010. Since January 2010, Mr. Gee has served as Managing Director of BlackRock. Prior to joining BlackRock, Mr. Gee served as Chief Financial Officer to several investment management firms and began his career at PricewaterhouseCoopers. Mr. Gee earned a Bachelor of Science in accounting from the California State University in 1982.

Philip Jensen, 58, became a principal of the Sponsor in September 2009 and is Chairman of the Sponsor’s audit committee. Since June 2001, Mr. Jensen has served as Partner and Chief Financial Officer of Paul Capital Partners, an investment firm focusing on the secondary private equity and healthcare market. Mr. Jensen received his Bachelor of Science from San Francisco State University and is a certified public accountant.

Peter Landini, 65, became a principal of the Sponsor in September 2009 and is a member of the Sponsor’s audit committee. In January 2003, Mr. Landini joined RBP Investment Advisors, Inc., a financial planning consultancy firm, for which he presently serves as Partner and Wealth Manager. Mr. Landini received his Bachelor of Science in accounting from Santa Clara University and an MBA in finance from Golden Gate University. Mr. Landini is a certified financial planner and is a member of the Financial Planning Association.

Kimun Lee, 70, became a principal of the Sponsor in September 2009 and is a member of the Sponsor’s audit committee. Mr. Lee is a California-registered investment adviser and has conducted his consulting business under the name Resources Consolidated since January 1980. Since September 2010, Mr. Lee has served as a member of the board of directors of Firsthand Technology Value Fund, Inc., a mutual fund company. Since April 2013, Mr. Lee has served as a member of the board of directors of Firsthand Funds, a mutual fund company. Since April 2014, Mr. Lee has served as a member of the board of trustees of FundX Investment Trust, a mutual fund company. Until January 2005, Mr. Lee also served as a member of the board of directors of Fremont Mutual Funds, Inc., a mutual fund company. Mr. Lee received his Bachelor of Arts from the University of the Pacific and an MBA from University of Nevada, Reno. He also completed the executive education program on corporate governance at Stanford Graduate School of Business.

Item 11. Executive Compensation.

The Trust has no employees, officers or directors. The Trust is managed by the Sponsor and pays the Sponsor the Sponsor’s fee. For the year ended December 31, 2016, the Trust has incurred a Sponsor’s fees of $29,148,568.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Securities Authorized for Issuance under Equity Compensation Plans

Not applicable.

Security Ownership of Certain Beneficial Owners and Management

Not applicable.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

See Item 11 above.

Item 14. Principal Accounting Fees and Services.

Audit and Non-Audit Fees

The table below summarizes the fees for services performed by PricewaterhouseCoopers LLP for the years ended December 31, 2016 and 2015.

	2016	2015
Audit fees	$101,800	$63,900
Audit-related fees (a)	250	250
Tax fees	—	—
All other fees	—	—
	$102,050	$64,150

(a)	Amount represents certain review of the regulatory filings.

Approval of Independent Registered Public Accounting Firm Services and Fees

The audit committee of the Board of Trustees of the Sponsor approved, prior to the commencement of the engagement, the engagement of and compensation to be paid to PricewaterhouseCoopers LLP as auditors of the Trust.

None of the hours expended on PricewaterhouseCoopers LLP’s engagement to audit the Trust’s financial statements for the year ended December 31, 2016 were attributable to work performed by persons other than the principal accountant’s full-time, permanent employees.

PART IV

Item 15. Exhibits, Financial Statement Schedules.

Financial Statements

See Index to Financial Statements on Page F-1 for a list of the financial statements being filed as part of this report.

Financial Statement Schedules

Schedules have been omitted since they are either not required, not applicable, or the information has otherwise been included.

Exhibits

The following documents are filed herewith or incorporated herein and made a part of this Annual Report:

Exhibit No.	Description
4.1	Second Amended and Restated Depositary Trust Agreement is incorporated by reference to Exhibit 4.1 filed with the registrant’s Current Report on Form 8-K on December 22, 2016

4.2	Standard Terms for Authorized Participant Agreements is incorporated by reference to Exhibit 4.2 filed with the registrant’s Current Report on Form 8-K on December 22, 2016

10.1	First Amended and Restated Custodian Agreement is incorporated by reference to Exhibit 10.1 filed with the registrant’s Current Report on Form 8-K on December 22, 2016

10.2	Sub-license Agreement is incorporated by reference to Exhibit 10.2 filed with Registration Statement No. 333-156506 on December 30, 2008

23.1	Consent of PricewaterhouseCoopers LLP

31.1	Certification by Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification by Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification by Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification by Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

Item 16. Form 10-K Summary

None.

iShares Silver Trust

Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Sponsor, Trustees and Shareholders of

iShares Silver Trust:

In our opinion, the accompanying statements of assets and liabilities, including the schedules of investments, and the related statements of operations, of changes in net assets and cash flows present fairly, in all material respects, the financial position of iShares Silver Trust (the “Trust”) at December 31, 2016 and 2015, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2016 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Trust maintained, in all material respects, effective internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Sponsor’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on these financial statements and on the Trust’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

A trust’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A trust’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the trust; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the trust are being made only in accordance with authorizations of management and trustees of the trust; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the trust’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ PricewaterhouseCoopers LLP

San Francisco, California

February 24, 2017

iShares Silver Trust

Statements of Assets and Liabilities

At December 31, 2016 and 2015

	December 31,
	2016	2015
Assets
Investment in silver bullion, at fair value(a)	$5,543,495,441	$4,393,860,514
Total Assets	5,543,495,441	4,393,860,514

Liabilities
Sponsor’s fees payable	2,364,798	1,916,910
Total Liabilities	2,364,798	1,916,910

Commitments and contingent liabilities (Note 6)	—	—

Net Assets	$5,541,130,643	$4,391,943,604

Shares issued and outstanding(b)	359,900,000	333,550,000
Net asset value per Share (Note 2C)	$15.40	$13.17

(a)	Cost of investment in silver bullion: $6,305,715,839 and $5,979,251,955, respectively.
(b)	No par value, unlimited amount authorized.

See notes to financial statements.

iShares Silver Trust

Statements of Operations

For the years ended December 31, 2016, 2015 and 2014

	Years Ended December 31,
	2016	2015	2014
Expenses
Sponsor’s fees	$29,148,568	$25,294,785	$31,579,407
Total expenses	29,148,568	25,294,785	31,579,407
Net investment loss	(29,148,568)	(25,294,785)	(31,579,407)

Net Realized and Unrealized Gain (Loss)
Net realized loss from:
Silver bullion sold to pay expenses	(2,513,184)	(5,703,341)	(1,055,702)
Silver bullion distributed for the redemption of Shares	(108,726,523)	(206,452,543)	(77,394,400)
Net realized loss	(111,239,707)	(212,155,884)	(78,450,102)
Net change in unrealized appreciation/depreciation	823,171,043	(461,781,491)	(1,123,609,950)
Net realized and unrealized gain (loss)	711,931,336	(673,937,375)	(1,202,060,052)

Net increase (decrease) in net assets resulting from operations	$682,782,768	$(699,232,160)	$(1,233,639,459)

Net increase (decrease) in net assets per Share	$1.91	$(2.07)	$(3.57)

See notes to financial statements.

iShares Silver Trust

Statements of Changes in Net Assets

For the years ended December 31, 2016, 2015 and 2014

	Years Ended December 31,
	2016	2015	2014
Net Assets, Beginning of Year	$4,391,943,604	$5,260,801,879	$6,240,747,397

Operations:
Net investment loss	(29,148,568)	(25,294,785)	(31,579,407)
Net realized loss	(111,239,707)	(212,155,884)	(78,450,102)
Net change in unrealized appreciation/depreciation	823,171,043	(461,781,491)	(1,123,609,950)
Net increase (decrease) in net assets resulting from operations	682,782,768	(699,232,160)	(1,233,639,459)

Capital Share Transactions:
Contributions for Shares issued	1,702,628,324	859,468,037	1,361,917,040
Distributions for Shares redeemed	(1,236,224,053)	(1,029,094,152)	(1,108,223,099)
Net increase (decrease) in net assets from capital share transactions	466,404,271	(169,626,115)	253,693,941

Increase (decrease) in net assets	1,149,187,039	(868,858,275)	(979,945,518)

Net Assets, End of Year	$5,541,130,643	$4,391,943,604	$5,260,801,879

Shares issued and redeemed
Shares issued	102,750,000	57,150,000	74,950,000
Shares redeemed	(76,400,000)	(67,600,000)	(63,450,000)
Net increase (decrease) in Shares issued and outstanding	26,350,000	(10,450,000)	11,500,000

See notes to financial statements.

iShares Silver Trust

Statements of Cash Flows

For the years ended December 31, 2016, 2015 and 2014

	Years Ended December 31,
	2016	2015	2014
Cash Flows from Operating Activities
Proceeds from silver bullion sold to pay expenses	$28,700,680	$25,715,739	$31,961,392
Expenses – Sponsor’s fees paid	(28,700,680)	(25,715,739)	(31,961,392)
Net cash provided by operating activities	—	—	—
Increase (decrease) in cash	—	—	—
Cash, beginning of year	—	—	—
Cash, end of year	$—	$—	$—

Reconciliation of Net Increase (Decrease) in Net Assets Resulting from Operations to Net Cash Provided by (Used in) Operating Activities
Net increase (decrease) in net assets resulting from operations	$682,782,768	$(699,232,160)	$(1,233,639,459)
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by (used in) operating activities:
Proceeds from silver bullion sold to pay expenses	28,700,680	25,715,739	31,961,392
Net realized loss	111,239,707	212,155,884	78,450,102
Net change in unrealized appreciation/depreciation	(823,171,043)	461,781,491	1,123,609,950
Change in operating assets and liabilities:
Sponsor’s fees payable	447,888	(420,954)	(381,985)
Net cash provided by (used in) operating activities	$—	$—	$—

Supplemental disclosure of non-cash information:
Silver bullion contributed for Shares issued	$1,702,628,324	$859,468,037	$1,361,917,040
Silver bullion distributed for Shares redeemed	$(1,236,224,053)	$(1,029,094,152)	$(1,108,223,099)

See notes to financial statements.

iShares Silver Trust

Schedules of Investments

At December 31, 2016 and 2015

December 31, 2016

Description	Ounces	Cost	Fair Value
Silver bullion	341,348,242	$6,305,715,839	$5,543,495,441

Total Investment – 100.04%			5,543,495,441
Less Liabilities – (0.04)%			(2,364,798)
Net Assets – 100.00%			$5,541,130,643

December 31, 2015

Description	Ounces	Cost	Fair Value
Silver bullion	317,934,907	$5,979,251,955	$4,393,860,514

Total Investment – 100.04%			4,393,860,514
Less Liabilities – (0.04)%			(1,916,910)
Net Assets – 100.00%			$4,391,943,604

See notes to financial statements.

iShares Silver Trust

Notes to Financial Statements

December 31, 2016

1 - Organization

The iShares Silver Trust (the “Trust”) was organized on April 21, 2006 as a New York trust. The trustee is The Bank of New York Mellon (the “Trustee”), which is responsible for the day-to-day administration of the Trust. The Trust’s sponsor is iShares Delaware Trust Sponsor LLC, a Delaware limited liability company (the “Sponsor”). The Trust is governed by the Second Amended and Restated Depositary Trust Agreement (the “Trust Agreement”) executed by the Trustee and the Sponsor as of December 22, 2016. The Trust issues units of beneficial interest (or “Shares”) representing fractional undivided beneficial interests in its net assets.

The Trust seeks to reflect generally the performance of the price of silver. The Trust seeks to reflect such performance before payment of the Trust’s expenses and liabilities. The Trust is designed to provide a vehicle for investors to make an investment similar to an investment in silver.

Effective January 1, 2014, the Trust qualified as an investment company solely for accounting purposes and not for any other purpose and follows the accounting and reporting guidance under the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification Topic 946, Financial Services - Investment Companies, but is not registered and is not required to be registered, as an investment company under the Investment Company Act of 1940, as amended.

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

Certain statements and captions in the financial statements for the prior years have been changed to conform to the current financial statement presentation.

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

Gain or loss on sales of silver bullion is calculated on a trade date basis using the average cost method.

The following tables summarize activity in silver bullion for the years ended December 31, 2016, 2015 and 2014:

December 31, 2016	Ounces	Average Cost	Fair Value	Realized Gain (Loss)
Beginning balance	317,934,907	$5,979,251,955	$4,393,860,514	$—
Silver bullion contributed	97,670,323	1,702,628,324	1,702,628,324	—
Silver bullion distributed	(72,574,751)	(1,344,950,576)	(1,236,224,053)	(108,726,523)
Silver bullion sold to pay expenses	(1,682,237)	(31,213,864)	(28,700,680)	(2,513,184)
Net realized loss	—	—	(111,239,707)	—
Net change in unrealized appreciation/depreciation	—	—	823,171,043	—
Ending balance	341,348,242	$6,305,715,839	$5,543,495,441	$(111,239,707)

December 31, 2015	Ounces	Average Cost	Fair Value	Realized Gain (Loss)
Beginning balance	329,564,167	$6,386,749,693	$5,263,139,743	$—
Silver bullion contributed	54,595,743	859,468,037	859,468,037	—
Silver bullion distributed	(64,583,531)	(1,235,546,695)	(1,029,094,152)	(206,452,543)
Silver bullion sold to pay expenses	(1,641,472)	(31,419,080)	(25,715,739)	(5,703,341)
Net realized loss	—	—	(212,155,884)	—
Net change in unrealized appreciation/depreciation	—	—	(461,781,491)	—
Ending balance	317,934,907	$5,979,251,955	$4,393,860,514	$(212,155,884)

December 31, 2014	Ounces	Average Cost	Fair Value	Realized Gain (Loss)
Beginning balance	320,177,793	$6,243,467,246	$6,243,467,246	$—
Silver bullion contributed	71,956,096	1,361,917,040	1,361,917,040	—
Silver bullion distributed	(60,877,972)	(1,185,617,499)	(1,108,223,099)	(77,394,400)
Silver bullion sold to pay expenses	(1,691,750)	(33,017,094)	(31,961,392)	(1,055,702)
Net realized loss	—	—	(78,450,102)	—
Net change in unrealized appreciation/depreciation	—	—	(1,123,609,950)	—
Ending balance	329,564,167	$6,386,749,693	$5,263,139,743	$(78,450,102)

C.	Calculation of Net Asset Value

On each business day, as soon as practicable after 4:00 p.m. (New York time), the net asset value of the Trust is obtained by subtracting all accrued fees, expenses and other liabilities of the Trust from the fair value of the silver and other assets held by the Trust. The Trustee computes the NAV by dividing the net asset value of the Trust by the number of Shares outstanding on the date the computation is made.

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

When silver bullion is exchanged in settlement of a redemption, it is considered a sale of silver bullion for accounting purposes.

Share activities for the years ended December 31, 2016, 2015 and 2014 were as follows:

	December 31,
	2016		2015		2014
	Shares	Amount	Shares	Amount	Shares	Amount
Shares issued	102,750,000	$1,702,628,324	57,150,000	$859,468,000	74,950,000	$1,361,917,000
Shares redeemed	(76,400,000)	(1,236,224,053)	(67,600,000)	(1,029,094,000)	(63,450,000)	(1,108,223,000)
Net increase (decrease)	26,350,000	$466,404,271	(10,450,000)	$(169,626,000)	11,500,000	$253,694,000

E.	Federal Income Taxes

The Trust is treated as a grantor trust for federal income tax purposes and, therefore, no provision for federal income taxes is required. Any interest, expenses, gains and losses are passed through to the holders of Shares of the Trust.

The Sponsor has reviewed the tax positions as of December 31, 2016 and has determined that no provision for income tax is required in the Trust’s financial statements.

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

8 - Financial Highlights

The following financial highlights relate to investment performance and operations for a Share outstanding for the years ended December 31, 2016, 2015 and 2014.

	December 31,
	2016	2015	2014
Net asset value per Share, beginning of year	$13.17	$15.29	$18.77

Net investment loss(a)	(0.08)	(0.07)	(0.09)
Net realized and unrealized gain (loss)(b)	2.31	(2.05)	(3.39)
Net increase (decrease) in net assets from operations	2.23	(2.12)	(3.48)
Net asset value per Share, end of year	$15.40	$13.17	$15.29

Total return, at net asset value(c)	16.93%	(13.87)%	(18.54)%

Ratio to average net assets:
Net investment loss	(0.50)%	(0.50)%	(0.50)%
Expenses	0.50%	0.50%	0.50%

(a)	Based on average Shares outstanding during the period.
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

At December 31, 2016 and December 31, 2015, the value of the silver bullion held by the Trust is categorized as Level 1.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned in the capacities* indicated thereunto duly authorized.

iShares Delaware Trust Sponsor LLC,

Sponsor of the iShares Silver Trust (registrant)

/s/ Paul Lohrey
Paul Lohrey
Director, President and Chief Executive Officer
(Principal executive officer)

Date:	February 24, 2017

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities* and on the dates indicated.

/s/ Paul Lohrey
Paul Lohrey
Director, President and Chief Executive Officer
(Principal executive officer)

Date:	February 24, 2017

/s/ Jack Gee
Jack Gee
Director and Chief Financial Officer
(Principal financial and accounting officer)

Date:	February 24, 2017

/s/ Philip Jensen
Philip Jensen
Director

Date:	February 24, 2017

/s/ Peter Landini
Peter Landini
Director

Date:	February 24, 2017

/s/ Kimun Lee
Kimun Lee
Director

Date:	February 24, 2017

*	The registrant is a trust and the persons are signing in their respective capacities as officers or directors of iShares Delaware Trust Sponsor LLC, the Sponsor of the registrant.