Form 10-Q
period 2017-03-31
iShares Silver Trust
filed 2017-05-05
CIK 1330568

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2017

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☒	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Emerging growth company   ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.   ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

PART 1 – FINANCIAL INFORMATION

Item 1. Financial Statements

iShares Silver Trust

Statements of Assets and Liabilities (Unaudited)

At March 31, 2017 and December 31, 2016

	March 31,	December 31,
	2017	2016
Assets
Investment in silver bullion, at fair value(a)	$5,965,691,104	$5,543,495,441
Total Assets	5,965,691,104	5,543,495,441

Liabilities
Sponsor’s fees payable	2,473,895	2,364,798
Total Liabilities	2,473,895	2,364,798

Commitments and contingent liabilities (Note 6)	—	—

Net Assets	$5,963,217,209	$5,541,130,643

Shares issued and outstanding(b)	348,700,000	359,900,000
Net asset value per Share (Note 2C)	$17.10	$15.40

(a)	Cost of investment in silver bullion: $6,097,115,732 and $6,305,715,839, respectively.
(b)	No par value, unlimited amount authorized.

See notes to financial statements.

iShares Silver Trust

Statements of Operations (Unaudited)

For the three months ended March 31, 2017 and 2016

	Three Months Ended March 31,
	2017	2016
Expenses
Sponsor’s fees	$7,165,596	$5,844,914
Total expenses	7,165,596	5,844,914
Net investment loss	(7,165,596)	(5,845,914)

Net Realized and Unrealized Gain (Loss)
Net realized gain (loss) from:
Silver bullion sold to pay expenses	(510,077)	(1,703,192)
Silver bullion distributed for the redemption of Shares	(15,533,659)	(51,397,205)
Net realized loss	(16,043,736)	(53,100,397)
Net change in unrealized appreciation/depreciation	630,795,770	540,719,490
Net realized and unrealized gain (loss)	614,752,034	487,619,093

Net increase in net assets resulting from operations	$607,586,438	$481,774,179

Net increase in net assets per Share	$1.72	$1.45

See notes to financial statements.

iShares Silver Trust

Statements of Changes in Net Assets (Unaudited)

For the three months ended March 31, 2017 and the year ended December 31, 2016

	Three Months Ended	Year Ended
	March 31, 2017	December 31, 2016
Net Assets, Beginning of Period	$5,541,130,643	$4,391,943,604

Operations:
Net investment loss	(7,165,596)	(29,148,568)
Net realized loss	(16,043,736)	(111,239,707)
Net change in unrealized appreciation/depreciation	630,795,770	823,171,043
Net increase in net assets resulting from operations	607,586,438	682,782,768

Capital Share Transactions:
Contributions for Shares issued	84,171,380	1,702,628,324
Distributions for Shares redeemed	(269,671,252)	(1,236,224,053)
Net increase (decrease) in net assets from capital share transactions	(185,499,872)	466,404,271

Increase in net assets	422,086,566	1,149,187,039

Net Assets, End of Period	$5,963,217,209	$5,541,130,643

Shares issued and redeemed
Shares issued	5,100,000	102,750,000
Shares redeemed	(16,300,000)	(76,400,000)
Net increase (decrease) in Shares issued and outstanding	(11,200,000)	26,350,000

See notes to financial statements.

iShares Silver Trust

Statements of Cash Flows (Unaudited)

For the three months ended March 31, 2017 and 2016

	Three Months Ended March 31,
	2017	2016
Cash Flows from Operating Activities
Proceeds from silver bullion sold to pay expenses	$7,056,499	$5,638,637
Expenses – Sponsor’s fees paid	(7,056,499)	(5,638,637)
Net cash provided by operating activities	—	—
Increase (decrease) in cash	—	—
Cash, beginning of period	—	—
Cash, end of period	$—	$—

Reconciliation of Net Increase in Net Assets Resulting from Operations to Net Cash Provided by (Used in) Operating Activities
Net increase in net assets resulting from operations	$607,586,438	$481,774,179
Adjustments to reconcile net increase in net assets resulting from operations to net cash provided by (used in) operating activities:
Proceeds from silver bullion sold to pay expenses	7,056,499	5,638,637
Net realized (gain) loss	16,043,736	53,100,397
Net change in unrealized appreciation/depreciation	(630,795,770)	(540,719,490)
Change in operating assets and liabilities:
Sponsor’s fees payable	109,097	206,277
Net cash provided by (used in) operating activities	$—	$—

Supplemental disclosure of non-cash information:
Silver bullion contributed for Shares issued	$84,171,380	$412,201,487
Silver bullion distributed for Shares redeemed	$(269,671,252)	$(172,985,000)

See notes to financial statements.

iShares Silver Trust

Schedules of Investments (Unaudited)

At March 31, 2017 and December 31, 2016

March 31, 2017

Description	Ounces	Cost	Fair Value
Silver bullion	330,326,197	$6,097,115,732	$5,965,691,104

Total Investment – 100.04%			5,965,691,104
Less Liabilities – (0.04)%			(2,473,895)
Net Assets – 100.00%			$5,963,217,209

December 31, 2016

Description	Ounces	Cost	Fair Value
Silver bullion	341,348,242	$6,305,715,839	$5,543,495,441

Total Investment – 100.04%			5,543,495,441
Less Liabilities – (0.04)%			(2,364,798)
Net Assets – 100.00%			$5,541,130,643

See notes to financial statements.

iShares Silver Trust

Notes to Financial Statements (Unaudited)

March 31, 2017

1 - Organization

The iShares Silver Trust (the “Trust”) was organized on April 21, 2006 as a New York trust. The trustee is The Bank of New York Mellon (the “Trustee”), which is responsible for the day-to-day administration of the Trust. The Trust’s sponsor is iShares Delaware Trust Sponsor LLC, a Delaware limited liability company (the “Sponsor”). The Trust is governed by the provisions of the Second Amended and Restated Depositary Trust Agreement (the “Trust Agreement”) executed by the Trustee and the Sponsor on December 22, 2016. The Trust issues units of beneficial interest (“Shares”) representing fractional undivided beneficial interests in its net assets.

The Trust seeks to reflect generally the performance of the price of silver. The Trust seeks to reflect such performance before payment of the Trust’s expenses and liabilities. The Trust is designed to provide a vehicle for investors to make an investment similar to an investment in silver.

The accompanying unaudited financial statements were prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”) for interim financial information and with the instructions for Form 10-Q and the rules and regulations of the U.S. Securities and Exchange Commission (the “SEC”). In the opinion of management, all material adjustments, consisting only of normal recurring adjustments considered necessary for a fair statement of the interim period financial statements have been made. Interim period results are not necessarily indicative of results for a full-year period. These financial statements and the notes thereto should be read in conjunction with the Trust’s financial statements included in its Annual Report on Form 10-K for the year ended December 31, 2016, as filed with the SEC on February 24, 2017.

The Trust qualified as an investment company solely for accounting purposes and not for any other purpose and follows the accounting and reporting guidance under the Financial Accounting Standards Board Accounting Standards Codification Topic 946, Financial Services - Investment Companies, but is not registered and is not required to be registered, as an investment company under the Investment Company Act of 1940, as amended.

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

Gain or loss on sales of silver bullion is calculated on a trade date basis using the average cost method.

The following tables summarize activity in silver bullion for the three months ended March 31, 2017 and 2016:

Three Months Ended March 31, 2017	Ounces	Average Cost	Fair Value	Realized Gain (Loss)
Beginning balance	341,348,242	$6,305,715,839	$5,543,495,441	$—
Silver bullion contributed	4,830,754	84,171,380	84,171,380	—
Silver bullion distributed	(15,443,140)	(285,204,911)	(269,671,252)	(15,533,659)
Silver bullion sold to pay expenses	(409,659)	(7,566,576)	(7,056,499)	(510,077)
Net realized loss	—	—	(16,043,736)	—
Net change in unrealized appreciation/depreciation	—	—	630,795,770	—
Ending balance	330,326,197	$6,097,115,732	$5,965,691,104	$(16,043,736)

Three Months Ended March 31, 2016	Ounces	Average Cost	Fair Value	Realized Gain (Loss)
Beginning balance	317,934,907	$5,979,251,955	$4,393,860,514	$—
Silver bullion contributed	26,987,106	412,201,487	412,201,487	—
Silver bullion distributed	(11,952,590)	(224,382,205)	(172,985,000)	(51,397,205)
Silver bullion sold to pay expenses	(390,915)	(7,341,829)	(5,638,637)	(1,703,192)
Net realized loss	—	—	(53,100,397)	—
Net change in unrealized appreciation/depreciation	—	—	540,719,490	—
Ending balance	332,578,508	$6,159,729,408	$5,115,057,457	$(53,100,397)

C.	Calculation of Net Asset Value

On each business day, as soon as practicable after 4:00 p.m. (New York time), the net asset value of the Trust is obtained by subtracting all accrued fees, expenses and other liabilities of the Trust from the fair value of the silver and other assets held by the Trust. The Trustee computes the net asset value per Share (“NAV”) by dividing the net asset value of the Trust by the number of Shares outstanding on the date the computation is made.

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

The Sponsor has reviewed the tax positions as of March 31, 2017 and has determined that no provision for income tax is required in the Trust’s financial statements.

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

8 - Financial Highlights

The following financial highlights relate to investment performance and operations for a Share outstanding for the three months ended March 31, 2017 and 2016.

	Three Months Ended
	March 31,
	2017	2016
Net asset value per Share, beginning of period	$15.40	$13.17

Net investment loss(a)	(0.02)	(0.02)
Net realized and unrealized gain(b)	1.72	1.49
Net increase in net assets from operations	1.70	1.47
Net asset value per Share, end of period	$17.10	$14.64

Total return, at net asset value(c)(d)	11.04%	11.16%

Ratio to average net assets:
Net investment loss(e)	(0.50)%	(0.50)%
Expenses(e)	0.50%	0.50%

(a)	Based on average Shares outstanding during the period.
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

At March 31, 2017 and December 31, 2016, the value of the silver bullion held by the Trust is categorized as Level 1.

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

Introduction

The iShares Silver Trust (the “Trust”) is a grantor trust formed under the laws of the State of New York. The Trust does not have any officers, directors, or employees, and is administered by The Bank of New York Mellon (the “Trustee”) acting as trustee pursuant to the Second Amended and Restated Depositary Trust Agreement (the “Trust Agreement”) between the Trustee and iShares Delaware Trust Sponsor LLC, the sponsor of the Trust (the “Sponsor”). The Trust issues units of beneficial interest (“Shares”) representing fractional undivided beneficial interests in its net assets. The assets of the Trust consist primarily of silver bullion held by a custodian as an agent of the Trust responsible only to the Trustee.

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

Shares of the Trust trade on NYSE Arca, Inc. under the symbol SLV.

Valuation of Silver; Computation of Net Asset Value

On each business day, as soon as practicable after 4:00 p.m. (New York time), the Trustee evaluates the silver held by the Trust and determines the net asset value of the Trust and NAV. The Trustee values the silver held by the Trust using the price per ounce of silver determined by the CME Group Inc. at approximately 12:00 p.m. (London time) and announced by Thomson Reuters shortly thereafter on each day that the London silver market is open for business (“LBMA Silver Price”). Having valued the silver held by the Trust, the Trustee adds other assets of the Trust then subtracts all accrued fees, expenses and other liabilities of the Trust. The result is the net asset value of the Trust. The Trustee computes the NAV by dividing the net asset value of the Trust by the number of Shares outstanding on the date the computation is made.

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

Results of Operations

The Quarter Ended March 31, 2017

The Trust’s net asset value grew from $5,541,130,643 at December 31, 2016 to $5,963,217,209 at March 31, 2017, a 7.62% increase. The increase in the Trust’s net asset value resulted primarily from an increase in the price of silver, which rose from $16.24 at December 31, 2016 to $18.06 (the LBMA Silver Price) at March 31, 2017. The increase in the Trust’s net asset value was partially offset by a decrease in outstanding Shares, which fell from 359,900,000 Shares at December 31, 2016 to 348,700,000 Shares at March 31, 2017, a consequence of 5,100,000 Shares (102 Baskets) being created and 16,300,000 Shares (326 Baskets) being redeemed during the quarter.

The 11.04% increase in the Trust’s NAV from $15.40 at December 31, 2016 to $17.10 at March 31, 2017 is directly related to the 11.21% increase in the price of silver.

The Trust’s NAV increased slightly less than the price of silver on a percentage basis due to the Sponsor’s fees, which were $7,165,596 for the quarter, or 0.12% of the Trust’s average weighted assets of $5,816,869,545 during the quarter. The NAV of $17.37 on February 27, 2017 was the highest during the quarter, compared with a low during the quarter of $15.12 on January 3, 2017.

Net increase in net assets resulting from operations for the quarter ended March 31, 2017 was $607,586,438, resulting from an unrealized gain on investment in silver bullion of $630,795,770, offset by a net investment loss of $7,165,596, a net realized loss of $510,077 from silver sold to pay expenses and a net realized loss of $15,533,659 on silver bullion distributed for the redemption of Shares. Other than the Sponsor’s fees of $7,165,596, the Trust had no expenses during the quarter.

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

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

There have been no material changes to the Risk Factors last reported under Part I, Item 1A of the registrant’s Annual Report on Form 10-K for the year ended December 31, 2016, filed with the Securities and Exchange Commission on February 24, 2017.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

a) None.

b) Not applicable.

c) 16,300,000 Shares (326 Baskets) were redeemed during the quarter ended March 31, 2017.

Period	Total Number of Shares Redeemed	Average Ounces of Silver Paid Per Share
01/01/17 to 01/31/17	7,500,000	$0.9478
02/01/17 to 02/28/17	—	—
03/01/17 to 03/31/17	8,800,000	0.9471
Total	16,300,000	$0.9474

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit No.	Description
4.1	Second Amended and Restated Depositary Trust Agreement is incorporated by reference to Exhibit 4.1 filed with the Current Report on Form 8-K filed by the Registrant on December 22, 2016

4.2	Standard Terms for Authorized Participant Agreements is incorporated by reference to Exhibit 4.2 filed with the Current Report on Form 8-K filed by the Registrant on December 22, 2016

10.1

First Amended and Restated Custodian Agreement between The Bank of New York Mellon and JPMorgan Chase Bank N.A., London branch is incorporated by reference to Exhibit 10.1 filed with the Current Report on Form 8-K filed by the Registrant on December 22, 2016

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

Sponsor of the iShares Silver Trust (registrant)

/s/ Paul Lohrey
Paul Lohrey
Director, President and Chief Executive Officer
(Principal executive officer)

Date:	May 5, 2017

/s/ Jack Gee
Jack Gee
Director and Chief Financial Officer
(Principal financial and accounting officer)

Date:	May 5, 2017

*	The registrant is a trust and the persons are signing in their respective capacities as officers of iShares Delaware Trust Sponsor LLC, the Sponsor of the registrant.