Form 10-Q
period 2017-06-30
iShares Silver Trust
filed 2017-08-08
CIK 1330568

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2017

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☒	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☐	Emerging growth company ☐
(Do not check if a smaller reporting company)

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

PART 1 – FINANCIAL INFORMATION

Item 1. Financial Statements

iShares Silver Trust

Statements of Assets and Liabilities (Unaudited)

At June 30, 2017 and December 31, 2016

	June 30,	December 31,
	2017	2016
Assets
Investment in silver bullion, at fair value(a)	$5,593,297,824	$5,543,495,441
Total Assets	5,593,297,824	5,543,495,441

Liabilities
Sponsor’s fees payable	2,367,553	2,364,798
Total Liabilities	2,367,553	2,364,798

Commitments and contingent liabilities (Note 6)	—	—

Net Assets	$5,590,930,271	$5,541,130,643

Shares issued and outstanding(b)	358,950,000	359,900,000
Net asset value per Share (Note 2C)	$15.58	$15.40

(a)	Cost of investment in silver bullion: $6,235,001,418 and $6,305,715,839, respectively.
(b)	No par value, unlimited amount authorized.

See notes to financial statements.

iShares Silver Trust

Statements of Operations (Unaudited)

For the three and six months ended June 30, 2017 and 2016

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
Expenses
Sponsor’s fees	$7,228,475	$6,989,492	$14,394,071	$12,834,406
Total expenses	7,228,475	6,989,492	14,394,071	12,834,406
Net investment loss	(7,228,475)	(6,989,492)	(14,394,071)	(12,834,406)

Net Realized and Unrealized Gain (Loss)
Net realized gain (loss) from:
Silver bullion sold to pay expenses	(431,111)	(931,717)	(941,188)	(2,634,909)
Silver bullion distributed for the redemption of Shares	(11,635,841)	(24,002,245)	(27,169,500)	(75,399,450)
Net realized loss	(12,066,952)	(24,933,962)	(28,110,688)	(78,034,359)
Net change in unrealized appreciation/depreciation	(510,278,966)	1,027,762,958	120,516,804	1,568,482,448
Net realized and unrealized gain (loss)	(522,345,918)	1,002,828,996	92,406,116	1,490,448,089

Net increase (decrease) in net assets resulting from operations	$(529,574,393)	$995,839,504	$78,012,045	$1,477,613,683
Net increase (decrease) in net assets per Share	$(1.49)	$2.82	$0.22	$4.31

See notes to financial statements.

iShares Silver Trust

Statements of Changes in Net Assets (Unaudited)

For the six months ended June 30, 2017 and the year ended December 31, 2016

	Six Months Ended	Year Ended
	June 30, 2017	December 31, 2016
Net Assets, Beginning of Period	$5,541,130,643	$4,391,943,604

Operations:
Net investment loss	(14,394,071)	(29,148,568)
Net realized loss	(28,110,688)	(111,239,707)
Net change in unrealized appreciation/depreciation	120,516,804	823,171,043
Net increase in net assets resulting from operations	78,012,045	682,782,768

Capital Share Transactions:
Contributions for Shares issued	468,480,450	1,702,628,324
Distributions for Shares redeemed	(496,692,867)	(1,236,224,053)
Net increase (decrease) in net assets from capital share transactions	(28,212,417)	466,404,271

Increase in net assets	49,799,628	1,149,187,039

Net Assets, End of Period	$5,590,930,271	$5,541,130,643

Shares issued and redeemed
Shares issued	29,050,000	102,750,000
Shares redeemed	(30,000,000)	(76,400,000)
Net increase (decrease) in Shares issued and outstanding	(950,000)	26,350,000

See notes to financial statements.

iShares Silver Trust

Statements of Cash Flows (Unaudited)

For the six months ended June 30, 2017 and 2016

	Six Months Ended June 30,
	2017	2016
Cash Flows from Operating Activities
Proceeds from silver bullion sold to pay expenses	$14,391,316	$12,390,040
Expenses – Sponsor’s fees paid	(14,391,316)	(12,390,040)
Net cash provided by operating activities	—	—
Increase (decrease) in cash	—	—
Cash, beginning of period	—	—
Cash, end of period	$—	$—

Reconciliation of Net Increase (Decrease) in Net Assets Resulting from Operations to Net Cash Provided by (Used in) Operating Activities
Net increase (decrease) in net assets resulting from operations	$78,012,045	$1,477,613,683
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by (used in) operating activities:
Proceeds from silver bullion sold to pay expenses	14,391,316	12,390,040
Net realized (gain) loss	28,110,688	78,034,359
Net change in unrealized appreciation/depreciation	(120,516,804)	(1,568,482,448)
Change in operating assets and liabilities:
Sponsor’s fees payable	2,755	444,366
Net cash provided by (used in) operating activities	$—	$—

Supplemental disclosure of non-cash information:
Silver bullion contributed for Shares issued	$468,480,450	$762,069,988
Silver bullion distributed for Shares redeemed	$(496,692,867)	$(510,104,556)

See notes to financial statements.

iShares Silver Trust

Schedules of Investments (Unaudited)

At June 30, 2017 and December 31, 2016

June 30, 2017

Description	Ounces	Cost	Fair Value
Silver bullion	339,605,211	$6,235,001,418	$5,593,297,824

Total Investment – 100.04%			5,593,297,824
Less Liabilities – (0.04)%			(2,367,553)
Net Assets – 100.00%			$5,590,930,271

December 31, 2016

Description	Ounces	Cost	Fair Value
Silver bullion	341,348,242	$6,305,715,839	$5,543,495,441

Total Investment – 100.04%			5,543,495,441
Less Liabilities – (0.04)%			(2,364,798)
Net Assets – 100.00%			$5,541,130,643

See notes to financial statements.

iShares Silver Trust

Notes to Financial Statements (Unaudited)

June 30, 2017

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

Gain or loss on sales of silver bullion is calculated on a trade date basis using the average cost method.

The following tables summarize activity in silver bullion for the three months ended June 30, 2017 and 2016:

Three Months Ended June 30, 2017	Ounces	Average Cost	Fair Value	Realized Gain (Loss)
Beginning balance	330,326,197	$6,097,115,732	$5,965,691,104	$—
Silver bullion contributed	22,664,845	384,309,070	384,309,070	—
Silver bullion distributed	(12,964,321)	(238,657,456)	(227,021,615)	(11,635,841)
Silver bullion sold to pay expenses	(421,510)	(7,765,928)	(7,334,817)	(431,111)
Net realized loss	—	—	(12,066,952)	—
Net change in unrealized appreciation/depreciation	—	—	(510,278,966)	—
Ending balance	339,605,211	$6,235,001,418	$5,593,297,824	$(12,066,952)

Three Months Ended June 30, 2016	Ounces	Average Cost	Fair Value	Realized Gain (Loss)
Beginning balance	332,578,508	$6,159,729,408	$5,115,057,457	$—
Silver bullion contributed	20,969,956	349,868,501	349,868,501	—
Silver bullion distributed	(19,587,570)	(361,121,801)	(337,119,556)	(24,002,245)
Silver bullion sold to pay expenses	(416,003)	(7,683,120)	(6,751,403)	(931,717)
Net realized loss	—	—	(24,933,962)	—
Net change in unrealized appreciation/depreciation	—	—	1,027,762,958	—
Ending balance	333,544,891	$6,140,792,988	$6,123,883,995	$(24,933,962)

The following tables summarize activity in silver bullion for the six months ended June 30, 2017 and 2016:

Six Months Ended June 30, 2017	Ounces	Average Cost	Fair Value	Realized Gain (Loss)
Beginning balance	341,348,242	$6,305,715,839	$5,543,495,441	$—
Silver bullion contributed	27,495,599	468,480,450	468,480,450	—
Silver bullion distributed	(28,407,461)	(523,862,367)	(496,692,867)	(27,169,500)
Silver bullion sold to pay expenses	(831,169)	(15,332,504)	(14,391,316)	(941,188)
Net realized loss	—	—	(28,110,688)	—
Net change in unrealized appreciation/depreciation	—	—	120,516,804	—
Ending balance	339,605,211	$6,235,001,418	$5,593,297,824	$(28,110,688)

Six Months Ended June 30, 2016	Ounces	Average Cost	Fair Value	Realized Gain (Loss)
Beginning balance	317,934,907	$5,979,251,955	$4,393,860,514	$—
Silver bullion contributed	47,957,062	762,069,988	762,069,988	—
Silver bullion distributed	(31,540,159)	(585,504,006)	(510,104,556)	(75,399,450)
Silver bullion sold to pay expenses	(806,919)	(15,024,949)	(12,390,040)	(2,634,909)
Net realized loss	—	—	(78,034,359)	—
Net change in unrealized appreciation/depreciation	—	—	1,568,482,448	—
Ending balance	333,544,891	$6,140,792,988	$6,123,883,995	$(78,034,359)

C.	Calculation of Net Asset Value

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

The Sponsor has reviewed the tax positions as of June 30, 2017 and has determined that no provision for income tax is required in the Trust’s financial statements.

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

8 - Financial Highlights

The following financial highlights relate to investment performance and operations for a Share outstanding for the three and six months ended June 30, 2017 and 2016.

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Net asset value per Share, beginning of period	$17.10	$14.64	$15.40	$13.17

Net investment loss(a)	(0.02)	(0.02)	(0.04)	(0.04)
Net realized and unrealized gain (loss)(b)	(1.50)	2.83	0.22	4.32
Net increase (decrease) in net assets from operations	(1.52)	2.81	0.18	4.28
Net asset value per Share, end of period	$15.58	$17.45	$15.58	$17.45

Total return, at net asset value(c)(d)	(8.89)%	19.19%	1.17%	32.50%

Ratio to average net assets:
Net investment loss(e)	(0.50)%	(0.50)%	(0.50)%	(0.50)%
Expenses(e)	0.50%	0.50%	0.50%	0.50%

(a)	Based on average Shares outstanding during the period.
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

At June 30, 2017 and December 31, 2016, the value of the silver bullion held by the Trust is categorized as Level 1.

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

Valuation of Silver; Computation of Net Asset Value

On each business day, as soon as practicable after 4:00 p.m. (New York time), the Trustee evaluates the silver held by the Trust and determines the net asset value of the Trust and NAV. The Trustee values the silver held by the Trust using the price per ounce of silver determined by the CME Group Inc. at approximately 12:00 p.m. (London time) and announced by Thomson Reuters shortly thereafter on each day that the London silver market is open for business (“LBMA Silver Price”). Having valued the silver held by the Trust, the Trustee adds other assets of the Trust then subtracts all accrued fees, expenses and other liabilities of the Trust from the fair value of the silver and other assets held by the Trust. The result is the net asset value of the Trust. The Trustee computes the NAV by dividing the net asset value of the Trust by the number of Shares outstanding on the date the computation is made.

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

Results of Operations

The Quarter Ended June 30, 2017

The Trust’s net asset value fell from $5,963,217,209 at March 31, 2017 to $5,590,930,271 at June 30, 2017, a 6.24% decrease. The decrease in the Trust’s net asset value resulted primarily from a decrease in the LBMA Silver Price, which fell 8.80% from $18.06 at March 31, 2017 to $16.47 at June 30, 2017. The decrease in the Trust’s net asset value was partially offset by an increase in the number of outstanding Shares, which rose from 348,700,000 Shares at March 31, 2017 to 358,950,000 Shares at June 30, 2017, a consequence of 23,950,000 Shares (479 Baskets) being created and 13,700,000 Shares (274 Baskets) being redeemed during the quarter.

The 8.89% decrease in the Trust’s NAV from $17.10 at March 31, 2017 to $15.58 at June 30, 2017 is directly related to the 8.80% decrease in the price of silver.

The Trust’s NAV decreased slightly more than the price of silver on a percentage basis due to the Sponsor’s fees, which were $7,228,475 for the quarter, or 0.12% of the Trust’s average weighted assets of $5,794,419,619 during the quarter. The NAV of $17.57 on April 13, 2017 was the highest during the quarter, compared with a low during the quarter of $15.35 on May 9, 2017.

Net decrease in net assets resulting from operations for the quarter ended June 30, 2017 was $529,574,393, resulting primarily from an unrealized loss on investment in silver bullion of $510,278,966, a net investment loss of $7,228,475, a net realized loss of $431,111 from silver bullion sold to pay expenses and a net realized loss of $11,635,841 on silver bullion distributed for the redemption of Shares. Other than the Sponsor’s fees of $7,228,475, the Trust had no expenses during the quarter.

The Six Months Ended June 30, 2017

The Trust’s net asset value grew from $5,541,130,643 at December 31, 2016 to $5,590,930,271 at June 30, 2017, a 0.90% increase. The increase in the Trust’s net asset value resulted primarily from an increase in the LBMA Silver Price, which rose 1.42% from $16.24 at December 31, 2016 to $16.47 at June 30, 2017. The increase in the Trust’s net asset value was partially offset by a decrease in the number of outstanding Shares, which fell from 359,900,000 Shares at December 31, 2016 to 358,950,000 Shares at June 30, 2017, a consequence of 29,050,000 Shares (581 Baskets) being created and 30,000,000 Shares (600 Baskets) being redeemed during the period.

The 1.17% increase in the Trust’s NAV from $15.40 at December 31, 2016 to $15.58 at June 30, 2017 is directly related to the 1.42% increase in the price of silver.

The Trust’s NAV increased slightly less than the price of silver on a percentage basis due to the Sponsor’s fees, which were $14,394,071 for the period, or 0.25% of the Trust’s average weighted assets of $5,805,582,566 during the period. The NAV of $17.57 on April 13, 2017 was the highest during the period, compared with a low during the period of $15.12 on January 3, 2017.

Net increase in net assets resulting from operations for the six months ended June 30, 2017 was $78,012,045, resulting primarily from an unrealized gain on investment in silver bullion of $120,516,804, offset by a net investment loss of $14,394,071, a net realized loss of $941,188 from silver bullion sold to pay expenses and a net realized loss of $27,169,500 on silver bullion distributed for the redemption of Shares. Other than the Sponsor’s fees of $14,394,071, the Trust had no expenses during the period.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

a) None.

b) Not applicable.

c) 13,700,000 Shares (274 Baskets) were redeemed during the quarter ended June 30, 2017.

Period	Total Number of Shares Redeemed	Average Ounces of Silver Paid Per Share
04/01/17 to 04/30/17	5,100,000	$0.9468
05/01/17 to 05/31/17	3,000,000	0.9462
06/01/17 to 06/30/17	5,600,000	0.9459
Total	13,700,000	$0.9463

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit No.	Description
4.1	Second Amended and Restated Depositary Trust Agreement is incorporated by reference to Exhibit 4.1 filed with the Current Report on Form 8‑K filed by the Registrant on December 22, 2016

4.2	Standard Terms for Authorized Participant Agreements is incorporated by reference to Exhibit 4.2 filed with the Current Report on Form 8‑K filed by the Registrant on December 22, 2016

10.1

First Amended and Restated Custodian Agreement between The Bank of New York Mellon and JPMorgan Chase Bank N.A., London branch is incorporated by reference to Exhibit 10.1 filed with the Current Report on Form 8‑K filed by the Registrant on December 22, 2016

10.2	Sub-license Agreement is incorporated by reference to Exhibit 10.2 filed with Registration Statement No. 333‑156506 on December 30, 2008

31.1	Certification by Principal Executive Officer Pursuant to Section 302 of the Sarbanes‑Oxley Act of 2002

31.2	Certification by Principal Financial Officer Pursuant to Section 302 of the Sarbanes‑Oxley Act of 2002

32.1	Certification by Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes‑Oxley Act of 2002

32.2	Certification by Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes‑Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned in the capacities* indicated thereunto duly authorized.

iShares Delaware Trust Sponsor LLC,

Sponsor of the iShares Silver Trust (registrant)

/s/ Paul Lohrey
Paul Lohrey
Director, President and Chief Executive Officer
(Principal executive officer)

Date:	August 8, 2017

/s/ Jack Gee
Jack Gee
Director and Chief Financial Officer
(Principal financial and accounting officer)

Date:	August 8, 2017

*	The registrant is a trust and the persons are signing in their respective capacities as officers of iShares Delaware Trust Sponsor LLC, the Sponsor of the registrant.