Form 10-Q
period 2017-09-30
iShares Silver Trust
filed 2017-11-07
CIK 1330568

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2017
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ____________ to ____________

Commission File Number: 001-32863

iShares® Silver Trust

(Exact name of registrant as specified in its charter)

New York	13-7474456
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

c/o iShares Delaware Trust Sponsor LLC

400 Howard Street

San Francisco, California 94105

Attn: Product Management Team

iShares Product Research & Development

(Address of principal executive offices)(Zip Code)

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

PART 1 – FINANCIAL INFORMATION

Item 1. Financial Statements

iShares Silver Trust
Statements of Assets and Liabilities (Unaudited)
At September 30, 2017 and December 31, 2016

	September 30,	December 31,
	2017	2016
Assets
Investment in silver bullion, at fair value(a)	$5,509,130,017	$5,543,495,441
Total Assets	5,509,130,017	5,543,495,441

Liabilities
Sponsor’s fees payable	2,350,923	2,364,798
Total Liabilities	2,350,923	2,364,798

Commitments and contingent liabilities (Note 6)	—	—

Net Assets	$5,506,779,094	$5,541,130,643

Shares issued and outstanding(b)	345,800,000	359,900,000
Net asset value per Share (Note 2C)	$15.92	$15.40

(a)	Cost of investment in silver bullion: $5,972,418,138 and $6,305,715,839, respectively.
(b)	No par value, unlimited amount authorized.

See notes to financial statements.

iShares Silver Trust

Statements of Operations (Unaudited)

For the three and nine months ended September 30, 2017 and 2016

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
Expenses
Sponsor’s fees	$7,129,498	$8,678,646	$21,523,569	$21,513,052
Total expenses	7,129,498	8,678,646	21,523,569	21,513,052
Net investment loss	(7,129,498)	(8,678,646)	(21,523,569)	(21,513,052)

Net Realized and Unrealized Gain (Loss)
Net realized gain (loss) from:
Silver bullion sold to pay expenses	(596,586)	406,942	(1,537,774)	(2,227,967)
Silver bullion distributed for the redemption of Shares	(32,222,429)	3,976,078	(59,391,929)	(71,423,372)
Net realized gain (loss)	(32,819,015)	4,383,020	(60,929,703)	(73,651,339)
Net change in unrealized appreciation/depreciation	178,415,473	315,993,046	298,932,277	1,884,475,494
Net realized and unrealized gain	145,596,458	320,376,066	238,002,574	1,810,824,155

Net increase in net assets resulting from operations	$138,466,960	$311,697,420	$216,479,005	$1,789,311,103

Net increase in net assets per Share	$0.39	$0.84	$0.61	$5.07

See notes to financial statements.

iShares Silver Trust

Statements of Changes in Net Assets (Unaudited)

For the nine months ended September 30, 2017 and the year ended December 31, 2016

	Nine Months Ended	Year Ended
	September 30, 2017	December 31, 2016
Net Assets, Beginning of Period	$5,541,130,643	$4,391,943,604

Operations:
Net investment loss	(21,523,569)	(29,148,568)
Net realized loss	(60,929,703)	(111,239,707)
Net change in unrealized appreciation/depreciation	298,932,277	823,171,043
Net increase in net assets resulting from operations	216,479,005	682,782,768

Capital Share Transactions:
Contributions for Shares issued	649,149,108	1,702,628,324
Distributions for Shares redeemed	(899,979,662)	(1,236,224,053)
Net increase (decrease) in net assets from capital share transactions	(250,830,554)	466,404,271

Increase (decrease) in net assets	(34,351,549)	1,149,187,039

Net Assets, End of Period	$5,506,779,094	$5,541,130,643

Shares issued and redeemed
Shares issued	41,100,000	102,750,000
Shares redeemed	(55,200,000)	(76,400,000)
Net increase (decrease) in Shares issued and outstanding	(14,100,000)	26,350,000

See notes to financial statements.

iShares Silver Trust

Statements of Cash Flows (Unaudited)

For the nine months ended September 30, 2017 and 2016

	Nine Months Ended September 30,
	2017	2016
Cash Flows from Operating Activities
Proceeds from silver bullion sold to pay expenses	$21,537,444	$20,575,610
Expenses – Sponsor’s fees paid	(21,537,444)	(20,575,610)
Net cash provided by operating activities	—	—
Increase (decrease) in cash	—	—
Cash, beginning of period	—	—
Cash, end of period	$—	$—

Reconciliation of Net Increase (Decrease) in Net Assets Resulting from Operations to Net Cash Provided by (Used in) Operating Activities
Net increase (decrease) in net assets resulting from operations	$216,479,005	$1,789,311,103
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by (used in) operating activities:
Proceeds from silver bullion sold to pay expenses	21,537,444	20,575,610
Net realized (gain) loss	60,929,703	73,651,339
Net change in unrealized appreciation/depreciation	(298,932,277)	(1,884,475,494)
Change in operating assets and liabilities:
Sponsor’s fees payable	(13,875)	937,442
Net cash provided by (used in) operating activities	$—	$—

Supplemental disclosure of non-cash information:
Silver bullion contributed for Shares issued	$649,149,108	$1,446,755,024
Silver bullion distributed for Shares redeemed	$(899,979,662)	$(619,584,047)

See notes to financial statements.

iShares Silver Trust
Schedules of Investments (Unaudited)
At September 30, 2017 and December 31, 2016

September 30, 2017

Description	Ounces	Cost	Fair Value
Silver bullion	326,757,415	$5,972,418,138	$5,509,130,017

Total Investment – 100.04%			5,509,130,017
Less Liabilities – (0.04)%			(2,350,923)
Net Assets – 100.00%			$5,506,779,094

December 31, 2016

Description	Ounces	Cost	Fair Value
Silver bullion	341,348,242	$6,305,715,839	$5,543,495,441

Total Investment – 100.04%			5,543,495,441
Less Liabilities – (0.04)%			(2,364,798)
Net Assets – 100.00%			$5,541,130,643

See notes to financial statements.

iShares Silver Trust

Notes to Financial Statements (Unaudited)

September 30, 2017

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

The accompanying unaudited financial statements were prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”) for interim financial information and with the instructions for Form 10-Q and the rules and regulations of the U.S. Securities and Exchange Commission (the “SEC”). In the opinion of management, all material adjustments, consisting only of normal recurring adjustments considered necessary for a fair statement of the interim period financial statements, have been made. Interim period results are not necessarily indicative of results for a full-year period. These financial statements and the notes thereto should be read in conjunction with the Trust’s financial statements included in its Annual Report on Form 10‑K for the year ended December 31, 2016, as filed with the SEC on February 24, 2017.

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

Certain statements and captions in the financial statements for the prior periods have been changed to conform to the current financial statement presentation.

B.	Silver Bullion

JPMorgan Chase Bank N.A., London branch (the “Custodian”), is responsible for the safekeeping of silver bullion owned by the Trust.

For all periods included in this report, fair value of the silver bullion held by the Trust is based on the price per ounce of silver determined by the CME Group Inc. at approximately 12:00 p.m. (London time) and announced by Thomson Reuters shortly thereafter on each day that the London silver market is open for business (“LBMA Silver Price”). If there is no announced LBMA Silver Price on a business day, the Trustee is authorized to use the most recently announced LBMA Silver Price unless the Trustee, in consultation with the Sponsor, determines that such price is inappropriate as a basis for evaluation.

Effective October 2, 2017, the administrator for the LBMA Silver Price was changed from CME Group Inc. and Thomas Reuters to ICE Benchmark Administration Limited. The valuation methodology remains the same.

Gain or loss on sales of silver bullion is calculated on a trade date basis using the average cost method.

The following tables summarize activity in silver bullion for the three months ended September 30, 2017 and 2016:

Three Months Ended September 30, 2017	Ounces	Average Cost	Fair Value	Realized Gain (Loss)
Beginning balance	339,605,211	$6,235,001,418	$5,593,297,824	$—
Silver bullion contributed	11,392,577	180,668,658	180,668,658	—
Silver bullion distributed	(23,817,516)	(435,509,224)	(403,286,795)	(32,222,429)
Silver bullion sold to pay expenses	(422,857)	(7,742,714)	(7,146,128)	(596,586)
Net realized loss	—	—	(32,819,015)	—
Net change in unrealized appreciation/depreciation	—	—	178,415,473	—
Ending balance	326,757,415	$5,972,418,138	$5,509,130,017	$(32,819,015)

Three Months Ended September 30, 2016	Ounces	Average Cost	Fair Value	Realized Gain (Loss)
Beginning balance	333,544,891	$6,140,792,988	$6,123,883,995	$—
Silver bullion contributed	34,913,241	684,685,036	684,685,036	—
Silver bullion distributed	(5,697,086)	(105,503,413)	(109,479,491)	3,976,078
Silver bullion sold to pay expenses	(420,982)	(7,778,628)	(8,185,570)	406,942
Net realized gain	—	—	4,383,020	—
Net change in unrealized appreciation/depreciation	—	—	315,993,046	—
Ending balance	362,340,064	$6,712,195,983	$7,011,280,036	$4,383,020

The following tables summarize activity in silver bullion for the nine months ended September 30, 2017 and 2016:

Nine Months Ended September 30, 2017	Ounces	Average Cost	Fair Value	Realized Gain (Loss)
Beginning balance	341,348,242	$6,305,715,839	$5,543,495,441	$—
Silver bullion contributed	38,888,176	649,149,108	649,149,108	—
Silver bullion distributed	(52,224,977)	(959,371,591)	(899,979,662)	(59,391,929)
Silver bullion sold to pay expenses	(1,254,026)	(23,075,218)	(21,537,444)	(1,537,774)
Net realized loss	—	—	(60,929,703)	—
Net change in unrealized appreciation/depreciation	—	—	298,932,277	—
Ending balance	326,757,415	$5,972,418,138	$5,509,130,017	$(60,929,703)

Nine Months Ended September 30, 2016	Ounces	Average Cost	Fair Value	Realized Gain (Loss)
Beginning balance	317,934,907	$5,979,251,955	$4,393,860,514	$—
Silver bullion contributed	82,870,303	1,446,755,024	1,446,755,024	—
Silver bullion distributed	(37,237,246)	(691,007,419)	(619,584,047)	(71,423,372)
Silver bullion sold to pay expenses	(1,227,900)	(22,803,577)	(20,575,610)	(2,227,967)
Net realized loss	—	—	(73,651,339)	—
Net change in unrealized appreciation/depreciation	—	—	1,884,475,494	—
Ending balance	362,340,064	$6,712,195,983	$7,011,280,036	$(73,651,339)

C.	Calculation of Net Asset Value

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

Trust Shares are issued and redeemed continuously in aggregations of 50,000 Shares in exchange for silver bullion rather than cash. Individual investors cannot purchase or redeem Shares in direct transactions with the Trust. The Trust only transacts with registered broker-dealers that are eligible to settle securities transactions through the book-entry facilities of the Depository Trust Company and that have entered into a contractual arrangement with the Trustee and the Sponsor governing, among other matters, the creation and redemption of Shares (such broker-dealers, the “Authorized Participants”). Holders of Shares of the Trust may redeem their Shares at any time acting through an Authorized Participant and in the prescribed aggregations of 50,000 Shares; provided, that redemptions of Shares may be suspended during any period while regular trading on NYSE Arca, Inc. (“NYSE Arca”) is suspended or restricted, or in which an emergency exists as a result of which delivery, disposal or evaluation of silver is not reasonably practicable.

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

The Sponsor has reviewed the tax positions as of September 30, 2017 and has determined that no provision for income tax is required in the Trust’s financial statements.

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

5 - Indemnification

The Trust Agreement provides that the Sponsor and its shareholders, directors, officers, employees, affiliates and subsidiaries shall be indemnified by the Trust for any liability or expense incurred by any such person that arises out of or in connection with the performance of obligations under the Trust Agreement or any actions taken in accordance with the provisions of the Trust Agreement, absent such person’s negligence, bad faith, willful misconduct, willful malfeasance or reckless disregard of such person’s duties and obligations.

The Trust has agreed that the Custodian will only be responsible for any loss or damage suffered by the Trust as a direct result of any negligence, fraud or willful default on the part of the Custodian.

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

8 - Financial Highlights

The following financial highlights relate to investment performance and operations for a Share outstanding for the three and nine months ended September 30, 2017 and 2016.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Net asset value per Share, beginning of period	$15.58	$17.45	$15.40	$13.17

Net investment loss(a)	(0.02)	(0.02)	(0.06)	(0.06)
Net realized and unrealized gain(b)	0.36	0.94	0.58	5.26
Net increase in net assets from operations	0.34	0.92	0.52	5.20
Net asset value per Share, end of period	$15.92	$18.37	$15.92	$18.37

Total return, at net asset value(c)(d)	2.18%	5.27%	3.38%	39.48%

Ratio to average net assets:
Net investment loss(e)	(0.50)%	(0.50)%	(0.50)%	(0.50)%
Expenses(e)	0.50%	0.50%	0.50%	0.50%

(a)	Based on average Shares outstanding during the period.
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

At September 30, 2017 and December 31, 2016, the value of the silver bullion held by the Trust is categorized as Level 1.

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

The Trust issues and redeems Shares only in exchange for silver, only in aggregations of 50,000 Shares (“a Basket”) or integral multiples thereof, and only in transactions with registered broker-dealers that have previously entered into an agreement with the Sponsor and the Trustee governing the terms and conditions of such issuance (such broker-dealers, the “Authorized Participants”). A list of the current Authorized Participants is available from the Sponsor or the Trustee.

Shares of the Trust trade on NYSE Arca, Inc. under the ticker symbol SLV.

Valuation of Silver; Computation of Net Asset Value

On each business day, as soon as practicable after 4:00 p.m. (New York time), the Trustee evaluates the silver held by the Trust and determines the net asset value of the Trust and net asset value per Share (“NAV”). For all periods included in this report, the Trustee values the silver held by the Trust using the price per ounce of silver determined by the CME Group Inc. at approximately 12:00 p.m. (London time) and announced by Thomson Reuters shortly thereafter on each day that the London silver market is open for business (“LBMA Silver Price”). If there is no announced LBMA Silver Price on a business day, the Trustee is authorized to use the most recently announced LBMA Silver Price unless the Trustee, in consultation with the Sponsor, determines that such price is inappropriate as a basis for evaluation. Having valued the silver held by the Trust, the Trustee adds other assets of the Trust then subtracts all accrued fees, expenses and other liabilities of the Trust from the fair value of the silver and other assets held by the Trust. The result is the net asset value of the Trust. The Trustee computes NAV by dividing the net asset value of the Trust by the number of Shares outstanding on the date the computation is made. Effective October 2, 2017, the administrator for the LBMA Silver Price was changed from CME Group Inc. and Thomas Reuters to ICE Benchmark Administration Limited. The valuation methodology remains the same.

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

Valuation of Silver Bullion

There are other indicators of the value of silver bullion that are available that could be different than that chosen by the Trust. The LBMA Silver Price is used by the Trust because it is commonly used by the U.S. silver market as an indicator of the value of silver and is permitted to be used under the Trust Agreement. The use of an indicator of the value of silver bullion other than the LBMA Silver Price could result in materially different fair value pricing of the silver held by the Trust, and as such, could result in different cost or market adjustments or in different redemption value adjustments of the outstanding redeemable capital Shares.

Results of Operations

The Quarter Ended September 30, 2017

The Trust’s net asset value fell from $5,590,930,271 at June 30, 2017 to $5,506,779,094 at September 30, 2017, a 1.51% decrease. The decrease in the Trust’s net asset value resulted primarily from a decrease in the number of outstanding Shares, which fell from 358,950,000 Shares at June 30, 2017 to 345,800,000 Shares at September 30, 2017, a consequence of 12,050,000 Shares (241 Baskets) being created and 25,200,000 Shares (504 Baskets) being redeemed during the quarter. The decrease in the Trust’s net asset value was partially offset by an increase in the LBMA Silver Price, which rose 2.37% from $16.47 at June 30, 2017 to $16.86 at September 30, 2017.

The 2.18% increase in the Trust’s NAV from $15.58 at June 30, 2017 to $15.92 at September 30, 2017 is directly related to the 2.37% increase in the price of silver.

The Trust’s NAV increased slightly less than the price of silver on a percentage basis due to the Sponsor’s fees, which were $7,129,498 for the quarter, or 0.13% of the Trust’s average weighted assets of $5,656,125,449 during the quarter. The NAV of $17.21 on September 8, 2017 was the highest during the quarter, compared with a low during the quarter of $14.39 on July 10, 2017.

Net increase in net assets resulting from operations for the quarter ended September 30, 2017 was $138,466,960, resulting primarily from an unrealized gain on investment in silver bullion of $178,415,473, offset by a net investment loss of $7,129,498, a net realized loss of $596,586 from silver bullion sold to pay expenses and a net realized loss of $32,222,429 on silver bullion distributed for the redemption of Shares. Other than the Sponsor’s fees of $7,129,498, the Trust had no expenses during the quarter.

The Nine Months Ended September 30, 2017

The Trust’s net asset value fell from $5,541,130,643 at December 31, 2016 to $5,506,779,094 at September 30, 2017, a 0.62% decrease. The decrease in the Trust’s net asset value resulted primarily from a decrease in the number of outstanding Shares, which fell from 359,900,000 Shares at December 31, 2016 to 345,800,000 Shares at September 30, 2017, a consequence of 41,100,000 Shares (822 Baskets) being created and 55,200,000 Shares (1,104 Baskets) being redeemed during the period. The decrease in the Trust’s net asset value was partially offset by an increase in the LBMA Silver Price, which rose 3.82% from $16.24 at December 31, 2016 to $16.86 at September 30, 2017.

The 3.38% increase in the Trust’s NAV from $15.40 at December 31, 2016 to $15.92 at September 30, 2017 is directly related to the 3.82% increase in the price of silver.

The Trust’s NAV increased slightly less than the price of silver on a percentage basis due to the Sponsor’s fees, which were $21,523,569 for the period, or 0.37% of the Trust’s average weighted assets of $5,755,216,065 during the period. The NAV of $17.57 on April 13, 2017 was the highest during the period, compared with a low during the period of $14.39 on July 10, 2017.

Net increase in net assets resulting from operations for the nine months ended September 30, 2017 was $216,479,005, resulting primarily from an unrealized gain on investment in silver bullion of $298,932,277, offset by a net investment loss of $21,523,569, a net realized loss of $1,537,774 from silver bullion sold to pay expenses and a net realized loss of $59,391,929 on silver bullion distributed for the redemption of Shares. Other than the Sponsor’s fees of $21,523,569, the Trust had no expenses during the period.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

a) None.

b) Not applicable.

c) 25,200,000 Shares (504 Baskets) were redeemed during the quarter ended September 30, 2017.

Period	Total Number of Shares Redeemed	Average Ounces of Silver Paid Per Share
07/01/17 to 07/31/17	7,700,000	$0.9454
08/01/17 to 08/31/17	10,900,000	0.9451
09/01/17 to 09/30/17	6,600,000	0.9448
Total	25,200,000	$0.9451

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit No.	Description
4.1	Second Amended and Restated Depositary Trust Agreement is incorporated by reference to Exhibit 4.1 of the Current Report on Form 8-K filed by the Registrant on December 22, 2016

4.2	Standard Terms for Authorized Participant Agreements is incorporated by reference to Exhibit 4.2 of the Current Report on Form 8-K filed by the Registrant on December 22, 2016

10.1

First Amended and Restated Custodian Agreement between The Bank of New York Mellon and JPMorgan Chase Bank N.A., London branch is incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K filed by the Registrant on December 22, 2016

10.2	Sub-license Agreement is incorporated by reference to Exhibit 10.2 of Registration Statement No. 333-156506 filed by the Registrant on December 30, 2008

31.1	Certification by Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification by Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification by Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification by Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned in the capacities* indicated thereunto duly authorized.

iShares Delaware Trust Sponsor LLC,

Sponsor of the iShares Silver Trust (registrant)

/s/ Paul Lohrey
Paul Lohrey
Director, President and Chief Executive Officer
(Principal executive officer)

Date:	November 7, 2017

/s/ Jack Gee
Jack Gee
Director and Chief Financial Officer
(Principal financial and accounting officer)

Date:	November 7, 2017

*    The registrant is a trust and the persons are signing in their respective capacities as officers of iShares Delaware Trust Sponsor LLC, the Sponsor of the registrant.