Form 10-K
period 2017-12-31
iShares Silver Trust
filed 2018-02-28
CIK 1330568

 UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2017

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

As of June 30, 2017, the aggregate market value of the shares held by non-affiliates was approximately $5,635,071,350. The calculation of the number of shares held by non-affiliates assumes that all shares held by funds or accounts for which BlackRock or its affiliates provides management or advisory services (whether discretionary or non-discretionary) are shares held by affiliates.

DOCUMENTS INCORPORATED BY REFERENCE:

None

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K includes statements which relate to future events or future performance. In some cases, you can identify such forward‑looking statements by terminology such as “may,” “should,” “could,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “potential” or the negative of these terms or other comparable terminology. All statements (other than statements of historical fact) included in this report that address activities, events or developments that may occur in the future, including such matters as changes in commodity prices and market conditions (for silver and the shares), the operations of iShares Silver Trust (the “Trust”), the plans of iShares Delaware Trust Sponsor LLC (the “Sponsor”), the sponsor of the Trust, and references to the Trust’s future success and other similar matters are forward-looking statements. These statements are only predictions. Actual events or results may differ materially. These statements are based upon certain assumptions and analyses made by the Sponsor on the basis of its perception of historical trends, current conditions and expected future developments, as well as other factors it believes are appropriate in the circumstances. Whether or not actual results and developments will conform to the Sponsor’s expectations and predictions, however, is subject to a number of risks and uncertainties, including the special considerations referenced in this report, general economic, market and business conditions, changes in laws or regulations, including those concerning taxes, made by government authorities or regulatory bodies and other world economic and political developments. Consequently, all the forward-looking statements made in this report are qualified by these cautionary statements and there can be no assurance that the actual results or developments the Sponsor anticipates will be realized or, even if substantially realized, will result in the expected consequences to, or have the expected effects on, the Trust’s operations or the value of the shares issued by the Trust. Moreover, neither the Sponsor, nor any other person assumes responsibility for the accuracy or completeness of any forward-looking statements. Neither the Trust nor the Sponsor is under a duty to update any of the forward‑looking statements to conform the statements to actual results or to a change in the expectations or predictions of these persons.

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

The sponsor of the Trust is iShares Delaware Trust Sponsor LLC (the “Sponsor”), a Delaware limited liability company and an indirect subsidiary of BlackRock, Inc. (“BlackRock”). The trustee of the Trust is The Bank of New York Mellon (the “Trustee”) and the custodian of the Trust is JPMorgan Chase Bank N.A., London branch (the “Custodian”). The agreement between the Trust and the Custodian is governed by English law. The Trust does not have any officers, directors or employees.

The Trust’s net asset value fell from $5,541,130,643 at December 31, 2016 to $5,405,193,851 at December 31, 2017, the Trust’s fiscal year end. Outstanding Shares of the Trust fell from 359,900,000 Shares outstanding at December 31, 2016 to 339,750,000 Shares outstanding at December 31, 2017.

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

Retail investors may purchase and sell Shares through traditional brokerage accounts. Because the intrinsic value of each Share is a function of the price of the silver held by the Trust, the cash outlay necessary for an investment in Shares should be less than the amount required for currently existing means of investing in physical silver. Shares are eligible for margin accounts.

Listed.

The Shares are listed and trade on NYSE Arca, Inc. (“NYSE Arca”) under the ticker symbol SLV.

Relatively cost-efficient.

Because the expenses involved in an investment in physical silver are dispersed among all holders of Shares, an investment in Shares may represent a cost‑efficient alternative to investments in physical silver for investors not otherwise in a position to participate directly in the market for physical silver.

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

The Trust is not registered as an investment company for purposes of United States federal securities laws, and is not subject to regulation by the SEC as an investment company. Consequently, the owners of Shares do not have the regulatory protections provided to investors in registered investment companies. For example, the provisions of the Investment Company Act of 1940, as amended (the “Investment Company Act”), that limit transactions with affiliates, prohibit the suspension of redemptions (except under certain limited circumstances) or limit sales loads, among others, do not apply to the Trust.

The Trust does not hold or trade in commodity futures contracts or any other instruments regulated by the U.S. Commodity Exchange Act (“CEA”), as administered by the U.S. Commodity Futures Trading Commission (the “CFTC”). Furthermore, the Trust is not a commodity pool for purposes of the CEA. Consequently, the Trustee and the Sponsor are not subject to registration as commodity pool operators with respect to the Trust. The owners of Shares do not receive the CEA disclosure document and certified annual report required to be delivered by the registered commodity pool operator with respect to a commodity pool, and the owners of Shares do not have the regulatory protections provided to investors in commodity pools operated by registered commodity pool operators.

Custody of the Trust’s Silver

The Custodian is responsible for safekeeping the Trust’s silver. The Custodian may keep the Trust’s silver at its vault premises in England or New York, or at the vaults of any sub-custodian in England or New York, unless otherwise agreed between the Custodian and the Trustee (with the Sponsor’s approval). The Custodian may use sub‑custodians to discharge its obligations to the Trust. The Custodian is required to use reasonable care in the appointment of any sub‑custodian. Any sub-custodian must be a member of the London Bullion Market Association (“LBMA”). The use of sub-custodians does not affect the Custodian’s liability to the Trustee under the custodian agreement between the Trustee and the Custodian (the “Custodian Agreement”).

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

The Custodian has agreed to grant to the officers and properly designated representatives of the Trustee and to the independent public accountants for the Trust access to the Custodian’s records for the purpose of confirming the content of those records. Upon at least ten days’ prior notice, any such officer or properly designated representative, the independent public accountants for the Trust and any person designated by any regulatory authority having jurisdiction over the Trustee or the Trust is entitled to examine on the Custodian’s premises the silver held by the Custodian and the records regarding the silver held for the account of the Custodian at a sub-custodian. The Custodian has agreed that it will only retain sub-custodians if they agree to grant to the Trustee and the independent registered public accounting firm of the Trust access to records and inspection rights similar to those set forth above. During the period covered by this report, Inspectorate International Ltd. and Inspectorate America Corporation, acting as authorized representatives of the Trustee pursuant to the foregoing provisions, inspected the premises where the Trust’s silver is warehoused and on March 24, 2017 issued their report summarizing their findings. Such report was posted by the Sponsor on the Trust’s website. During the period covered by this report, the Sponsor visited the premises where the Trust’s silver is warehoused once (in the quarter ended March 31, 2017).

Valuation of Silver; Computation of Net Asset Value

On each business day, as soon as practicable after 4:00 p.m. (New York time), the Trustee evaluates the silver held by the Trust and determines the net asset value of the Trust and the NAV. For purposes of making these calculations, a business day means any day other than a day when NYSE Arca is closed for regular trading.

The Trustee values the silver held by the Trust using that day’s LBMA Silver Price. “LBMA Silver Price” is the price per ounce of silver, stated in U.S. dollars, determined by the ICE Benchmark Administration (the “IBA”) following an electronic auction consisting of one or more 30-second rounds starting at 12:00 p.m. (London time), on each day that the London silver market is open for business, and published shortly thereafter. If there is no LBMA Silver Price PM on any day, the Trustee is authorized to use the most recently announced LBMA Silver Price unless the Trustee, in consultation with the Sponsor, determines that such price is inappropriate as a basis for evaluation.

LBMA Silver Price is the price per ounce, in U.S. dollars, of unallocated silver delivered in London determined by IBA following an electronic auction consisting of one or more 30-second rounds starting at 12:00 p.m. (London time). At the start of each round of auction, IBA publishes a price for that round. Participants then have 30 seconds to enter, change or cancel their orders (i.e., how much silver they want to buy or sell at that price). At the end of each round, order entry is frozen, and the system checks to see if the imbalance (i.e., the difference between buying and selling) is within the threshold (normally 500,000 ounces for silver). If the imbalance is outside the threshold at the end of a round, then the auction is not balanced, the price is adjusted and a new round starts. If the imbalance is within the threshold then the auction is finished, and the price is set as the LBMA Silver Price for that day. Any imbalance is shared equally between all direct participants (even if they did not place orders or did not log in), and the net volume for each participant trades at the final price. The prices during the auction are determined by an algorithm that takes into account current market conditions and activity in the auction. Each auction is actively supervised by IBA staff. As of the date of this report, information publicly available on IBA’s website indicates that the direct participants currently qualified to submit orders during the electronic auctions used for the daily determination of the LBMA Silver Price are Goldman Sachs, HSBC Bank USA NA, INTL FCStone, Jane Street Global Trading LLC, JP Morgan Chase Bank N.A. London Branch, Koch Supply and Trading LP, Morgan Stanley, The Bank of Nova Scotia - ScotiaMocatta and The Toronto Dominion Bank.

Prior to October 2, 2017, the LBMA Silver Price was determined using an electronic auction administered by CME Group and published by Thomson Reuters. Effective as of October 2, 2017, IBA replaced CME Group and Thomson Reuters as the administrator for the LBMA Silver Price and began administering the electronic auction for the LBMA Silver Price.

Once the value of the Trust’s silver has been determined, the Trustee subtracts all accrued fees, expenses and other liabilities of the Trust from the total value of the silver and all other assets of the Trust. The resulting figure is the net asset value of the Trust. The Trustee determines the NAV by dividing the net asset value of the Trust by the number of Shares outstanding on the day the computation is made.

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

The Sponsor earned $28,299,587 for the year ended December 31, 2017.

Deposit of Silver; Issuance of Baskets

The Trust creates and redeems Shares on a continuous basis, but only in Baskets of 50,000 Shares. Only registered broker-dealers who have entered into written agreements with the Sponsor and the Trustee, can deposit silver and receive Baskets of Shares in exchange (each, an “Authorized Participant”). Upon the deposit of the corresponding amount of silver with the Custodian and the payment of the Trustee’s applicable fee and of any expenses, taxes or charges (such as stamp taxes or stock transfer taxes or fees), the Trustee will deliver the appropriate number of Baskets to the Depository Trust Company account of the depositing Authorized Participant. As of the date of this report, Barclays Capital Inc., Citigroup Global Markets, Inc., Credit Suisse Securities (USA), LLC, Goldman Sachs & Co., Goldman Sachs Execution & Clearing L.P., HSBC Securities (USA) LLC, J.P. Morgan Securities LLC., KCG Americas LLC, Merrill Lynch Professional Clearing Corp., Morgan Stanley & Co. LLC., RBC Capital Markets, LLC, Scotia Capital (USA) Inc., UBS Securities LLC and Virtu Financial BD LLC are the only Authorized Participants. The Sponsor and the Trustee maintain a current list of Authorized Participants. Silver deposited with the Custodian must meet the specifications for weight, dimensions, fineness (or purity), identifying marks and appearance of silver bars as set forth in “The Good Delivery Rules for Gold and Silver Bars” published by the LBMA.

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

Before surrendering Baskets of Shares for redemption, an Authorized Participant must deliver to the Trustee a written request, or submit a redemption order through the Trust’s electronic order entry system, indicating the number of Baskets it intends to redeem and the location where it would like to take delivery of the silver represented by such Baskets or submit a redemption order through the Trustee’s electronic order entry system. The date the Trustee receives that order determines the Basket Silver Amount to be received in exchange. However, orders received by the Trustee after 3:59 p.m. (New York time) on a business day will not be accepted and should be resubmitted on the next following business day.

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

Fees and Expenses of the Trustee

Each deposit of silver for the creation of Baskets of Shares and each surrender of Baskets of Shares for the purpose of withdrawing Trust property (including if the trust agreement between the Trustee and the Sponsor (the “Trust Agreement”) terminates) must be accompanied by a payment to the Trustee of a fee of $500 (or such other fee as the Trustee, with the prior written consent of the Sponsor, may from time to time announce).

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

A Shareholder that is not (1) a U.S. Shareholder as defined above or (2) a partnership for United States federal income tax purposes, is considered a “Non‑U.S. Shareholder” for purposes of this discussion.

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

Shareholders will be required to recognize the full amount of gain or loss upon a sale of silver by the Trust (as discussed above), even though some or all of the proceeds of such sale are used by the Trustee to pay Trust expenses. Shareholders may deduct their respective pro rata shares of each expense incurred by the Trust to the same extent as if they directly incurred the expense. Shareholders who are individuals, estates or trusts, or certain closely held corporations, however, may be subject to various limitations on their ability to use their allocable share of the Trust’s deductions and losses. Prospective Shareholders should consult their own tax advisers regarding the United States federal income tax consequences of holding Shares in light of their particular circumstance.

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

Investment by Regulated Investment Companies

Mutual funds and other investment vehicles which are regulated investment companies within the meaning of Code Section 851 should consult with their tax advisers concerning (1) the likelihood that an investment in Shares, although they are a “security” within the meaning of the Investment Company Act, may be considered an investment in the underlying silver for purposes of Code Section 851(b) and (2) the extent to which an investment in Shares might nevertheless be consistent with preservation of their qualification under Code Section 851.

Investment by Certain Retirement Plans

Section 408(m) of the Code provides that the purchase of a “collectible” as an investment for an individual retirement account (“IRA”), or for a participant‑directed account maintained under any plan that is tax-qualified under Section 401(a) of the Code, is treated as a taxable distribution from the account to the owner of the IRA, or to the participant for whom the plan account is maintained, of an amount equal to the cost to the account of acquiring the collectible. The Trust has received a private letter ruling from the IRS which provides that the purchase of Shares by an IRA or a participant-directed account maintained under a plan that is tax-qualified under Section 401(a) of the Code, will not constitute the acquisition of a collectible or be treated as resulting in a taxable distribution to the IRA owner or plan participant under Code Section 408(m). However, in the event any redemption of Shares results in the distribution of silver bullion to an IRA or a participant-directed account maintained under a plan that is tax-qualified under Section 401(a) of the Code, such distribution would constitute the acquisition of a collectible to the extent provided under Section 408(m) of the Code. See “ERISA and Related Considerations.”

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

The LBMA Silver Price is a silver price benchmark mechanism administered by IBA, an independent specialist benchmark administrator appointed by LBMA. Once daily during London business hours, IBA hosts an electronic auction consisting of one or more 30-second rounds. While these features may be improvements over the discontinued London Fix, investors should keep in mind that electronic markets are not exempt from failures, as the experiences of the initial public offerings of Facebook and BATS Global Markets illustrate. In addition, electronic trading platforms may be subject to influence by high-frequency traders with results that are highly contested by the industry, regulators and market observers.

As of the date of this filing, the LBMA Silver Price has been subjected to the test of actual trading markets for over three years. As with any innovation, it is possible that electronic failures or other unanticipated events may occur that could result in delays in the announcement of, or the inability of the system to produce, an LBMA Silver Price on any given day. Furthermore, if a perception were to develop that the LBMA Silver Price is vulnerable to manipulation attempts, or if the proceedings surrounding the determination and publication of the LBMA Silver Price were seen as unfair, biased or otherwise compromised by the markets, the behavior of investors and traders in silver may change, and those changes may have an effect on the price of silver (and, consequently, the value of the Shares). In any of these circumstances, the intervention of extraneous events disruptive of the normal interaction of supply and demand of silver at any given time, may result in distorted prices and losses on an investment in the Shares that, but for such extraneous events, might not have occurred.

Other effects of disruptions in the determination of the LBMA Silver Price on the operations of the Trust include the potential for an incorrect valuation of the Trust’s silver, an inaccurate computation of the Sponsor’s fee, and the sales of silver to cover Trust expenses at prices that do not accurately reflect the fundamentals of the silver market. Each of these events could have an adverse effect on the value of the Shares. The operation of the auction process which determines the LBMA Silver Price is also dependent on the continued operation of the LBMA and the IBA and their applicable systems.

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

●

A significant increase in silver hedging activity by silver producers. Traditionally, silver producers have not hedged to the same extent that other producers of precious metals (gold, for example) have. Should there be an increase in the level of hedge activity of silver producing companies, it could cause a decline in world silver prices, adversely affecting the price of the Shares.

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

Because the Trust does not have any income, it needs to sell silver to cover the Sponsor’s fee and expenses not assumed by the Sponsor. The Trust may also be subject to other liabilities (for example, as a result of litigation) that have also not been assumed by the Sponsor. The only source of funds to cover those liabilities will be sales of silver held by the Trust. Even if there are no expenses other than those assumed by the Sponsor, and there are no other liabilities of the Trust, the Trustee will still need to sell silver to pay the Sponsor’s fee. The result of these sales is a decrease in the amount of silver represented by each Share. New deposits of silver, received in exchange for new Shares issued by the Trust, do not reverse this trend.

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

An investment in the Shares may be adversely affected by competition from other methods of investing in silver.

The Trust competes with other financial vehicles, including traditional debt and equity securities issued by companies in the silver industry and other securities backed by or linked to silver (including exchange-traded products), direct investments in silver and investment vehicles similar to the Trust. Market and financial conditions, and other conditions beyond the Sponsor’s control, may make it more attractive to invest in other financial vehicles or to invest in silver directly, which could limit the market for the Shares and reduce the liquidity of the Shares.

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

As an owner of Shares, you will not have the protections normally associated with ownership of shares in an investment company registered under the Investment Company Act, or the protections afforded by the CEA.

The Trust is not registered as an investment company for purposes of United States federal securities laws, and is not required to be registered under the Investment Company Act. Consequently, the owners of Shares do not have the regulatory protections provided to investors in registered investment companies. For example, the provisions of the Investment Company Act that limit transactions with affiliates, prohibit the suspension of redemptions (except under certain limited circumstances) or limit sales loads, among others, do not apply to the Trust.

The Trust does not hold or trade in commodity futures contracts or any other instruments regulated by the CEA, as administered by the CFTC. Furthermore, the Trust is not a commodity pool for purposes of the CEA. Consequently, the Trustee and the Sponsor are not subject to registration as commodity pool operators with respect to the Trust. The owners of Shares do not receive the CEA disclosure document and certified annual report required to be delivered by the registered commodity pool operator with respect to a commodity pool, and the owners of Shares do not have the regulatory protections provided to investors in commodity pools operated by registered commodity pool operators.

The value of the Shares will be adversely affected if silver owned by the Trust is lost or damaged in circumstances in which the Trust is not in a position to recover the corresponding loss.

The Custodian is responsible to the Trust for loss or damage to the Trust’s silver only under limited circumstances. The Custodian Agreement contemplates that the Custodian will be responsible to the Trust only if it acts with negligence, fraud or in willful default of its obligations under the Custodian Agreement. In addition, the Custodian has agreed to indemnify the Trust for any loss or liability directly resulting from a breach of the Custodian’s representations and warranties in the Custodian Agreement, a failure of the Custodian to act in accordance with the Trustee’s instructions or any physical loss, destruction or damage to the silver held for the Trust’s account, except for losses due to nuclear accidents, terrorism, riots, acts of God, insurrections, strikes and similar causes beyond the control of the Custodian for which the Custodian will not be responsible to the Trust.

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

The Trust’s lack of insurance protection and the Shareholders’ limited rights of legal recourse against the Trust, the Trustee, the Sponsor, the Custodian and any sub-custodian expose the Shareholders to the risk of loss of the Trust’s silver for which no person is liable.

The Trust does not insure its silver. The Custodian maintains insurance on such terms and conditions as it considers appropriate in connection with its custodial obligations under the Custodian Agreement and is responsible for all costs, fees and expenses arising from the insurance policy or policies. The Trust is not a beneficiary of any such insurance and does not have the ability to dictate the existence, nature or amount of coverage. Therefore, Shareholders cannot be assured that the Custodian maintains adequate insurance or any insurance with respect to the silver held by the Custodian on behalf of the Trust. In addition, the Custodian Agreement does not require any direct or indirect sub-custodians to be insured or bonded with respect to their custodial activities or in respect of the silver held by them on behalf of the Trust. Further, Shareholders’ legal recourse against the Trust, the Trustee, the Sponsor, the Custodian, and any sub-custodians is limited. Consequently, a loss may be suffered with respect to the Trust’s silver which is not covered by insurance and for which no person is liable in damages.

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

Not applicable.

Item 3. Legal Proceedings.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

On December 4, 2008, the Shares commenced trading on NYSE Arca under the ticker symbol SLV. Prior to that, the Shares were traded on the American Stock Exchange, also under the ticker symbol SLV, since their initial public offering on April 21, 2006.

For each of the quarters during the fiscal years ended December 31, 2017 and 2016, the high and low sale prices of the Shares as reported for NYSE Arca transactions were as follows:

	Years Ended December 31,
	2017		2016
	High	Low	High	Low
First Quarter	$17.44	$15.44	$15.16	$13.17
Second Quarter	17.53	15.30	17.87	14.20
Third Quarter	17.10	14.73	19.60	17.62
Fourth Quarter	16.41	14.85	17.87	14.91

Holders

The number of Shareholders of record of the Trust as of December 31, 2017 was approximately 349,913.

Dividends

The Trust did not declare any cash distributions to Shareholders during the fiscal years ended December 31, 2017 and 2016. The Trust has no obligation to make periodic distributions to Shareholders.

Use of Proceeds from Registered Securities

Not applicable.

Purchases of Equity Securities by the Issuers and Affiliated Purchaser

20,750,000 Shares (415 Baskets) were redeemed during the fourth quarter of the year ended December 31, 2017.

Period	Total Number of Shares Redeemed	Average Ounces of Silver Paid Per Share
10/01/17 to 10/31/17	9,200,000	$0.9443
11/01/17 to 11/30/17	2,000,000	0.9439
12/01/17 to 12/31/17	9,550,000	0.9434
Total	20,750,000	$0.9439

Item 6. Selected Financial Data.

The following table summarizes the relevant December 31, 2017, 2016, 2015, 2014 and 2013 financial data for the Trust and should be read in conjunction with the Trust’s financial statements, schedules and notes related thereto which are included in this report. The Trust commenced operations on April 21, 2006.

	December 31,
	2017(a)	2016(a)	2015(a)	2014(a)	2013
Total loss on silver bullion	—	—	—	—	$(1,914,969,905)
Net realized loss on silver bullion	$(92,120,817)	$(111,239,707)	$(212,155,884)	$(78,450,102)	—
Net income (loss)	217,471,048	682,782,768	(699,232,160)	(1,233,639,459)	(1,954,787,818)
Net income (loss) per Share	0.62	1.91	(2.07)	(3.57)	(5.65)
Net cash flows	—	—	—	—	—
Total assets	5,407,419,250	5,543,495,441	4,393,860,514	5,263,139,743	6,243,467,246

(a)	Effective January 1, 2014, the Trust qualified as an investment company solely for accounting purposes and not for any other purpose.

The following table summarizes the relevant quarterly financial data for each of the four quarters of 2017 for the Trust and should be read in conjunction with the Trust’s financial statements, schedules and notes related thereto which are included in this report.

	Three Months Ended (Unaudited)
	March 31, 2017	June 30, 2017	September 30, 2017	December 31, 2017
Net realized loss on silver bullion	$(16,043,736)	$(12,066,952)	$(32,819,015)	$(31,191,114)
Net income (loss)	607,586,438	(529,574,393)	138,466,960	992,043
Net income (loss) per Share	1.72	(1.49)	0.39	0.00	(a)
Net cash flows	—	—	—	—
Total assets	5,965,691,104	5,593,297,824	5,509,130,017	5,407,419,250

(a)	Rounds to less than $0.01.

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

Introduction

The Trust is a grantor trust formed under the laws of the State of New York. The Trust does not have any officers, directors, or employees, and is administered by the Trustee acting as trustee pursuant to the Trust Agreement. The Trust issues Shares representing fractional undivided beneficial interests in its net assets. The assets of the Trust consist primarily of silver bullion held by a custodian as an agent of the Trust responsible only to the Trustee.

The Trust is a passive investment vehicle and seeks to reflect generally the performance of the price of silver. The Trust seeks to reflect such performance before payment of the Trust’s expenses and liabilities. The Trust does not engage in any activities designed to obtain a profit from, or ameliorate losses caused by, changes in the price of silver.

The Trust issues and redeems Shares only in exchange for silver, only in Baskets of 50,000 Shares or integral multiples thereof, and only in transactions with registered broker-dealers that have previously entered into an agreement with Authorized Participants. A list of the current Authorized Participants is available from the Sponsor or the Trustee.

Shares of the Trust trade on NYSE Arca under the ticker symbol SLV.

Valuation of Silver; Computation of Net Asset Value

On each business day, as soon as practicable after 4:00 p.m. (New York time), the Trustee evaluates the silver held by the Trust and determines the net asset value of the Trust and the NAV. The Trustee values the silver held by the Trust using that day’s LBMA Silver Price. If there is no announced LBMA Silver Price on any day, the Trustee is authorized to use the most recently announced LBMA Silver Price unless the Trustee, in consultation with the Sponsor, determines that such price is inappropriate as a basis for evaluation. Having valued the silver held by the Trust, the Trustee adds other assets of the Trust then subtracts all accrued fees, expenses and other liabilities of the Trust from the fair value of the silver and other assets held by the Trust. The result is the net asset value of the Trust. The Trustee computes NAV by dividing the net asset value of the Trust by the number of Shares outstanding on the date the computation is made. Prior to October 2, 2017, the LBMA Silver Price was determined using an electronic auction administered by CME Group and published by Thomson Reuters. Effective as of October 2, 2017, IBA replaced CME Group and Thomson Reuters as the administrator for the LBMA Silver Price and began administering the electronic auction for the LBMA Silver Price.

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

Critical Accounting Policies

The financial statements and accompanying notes are prepared in accordance with generally accepted accounting principles in the United States of America. The preparation of these financial statements relies on estimates and assumptions that impact the Trust’s financial position and results of operations. These estimates and assumptions affect the Trust’s application of accounting policies. Below is a description of the valuation of silver bullion, a critical accounting policy that the Trust believes is important to understanding its results of operations and financial position. In addition, please refer to Note 2 to the financial statements included in this report for further discussion of the Trust’s accounting policies.

Valuation of Silver Bullion

Fair value of the silver bullion is based on the LBMA Silver Price.

There are other indicators of the value of silver bullion that are available that could be different than that chosen by the Trust. The LBMA Silver Price is used by the Trust because it is commonly used by the U.S. silver market as an indicator of the value of silver and is permitted to be used under the Trust Agreement. The use of an indicator of the value of silver bullion other than the LBMA Silver Price could result in materially different fair value pricing of the silver in the Trust, and as such, could result in different cost or market adjustments or in different redemption value adjustments of the outstanding redeemable capital Shares.

The following chart shows the daily London Fix(a) or LBMA Silver Price, as applicable, for the periods from December 2012 through December 2017:

Silver Prices (December 2012 - December 2017)
Price in USD
$36
$34
$32
$30
$28
$26
$24
$22
$20
$18
$16
$14
$12
$10
Dec-12
Mar-13
Jun-13
Sep-13
Dec-13
Mar-14
Jun-14
Sep-14
Dec-14
Mar-15
Jun-15
Sep-15
Dec-15
Mar-16
Jun-16
Sep-16
Dec-16
Mar-17
Jun-17
Sep-17
Dec-17

(a)	The London Fix was discontinued on August 15, 2014 and was subsequently replaced by the LBMA Silver Price from that date onward, as reflected in the chart.

Results of Operations

The Year Ended December 31, 2017

The Trust’s net asset value fell from $5,541,130,643 at December 31, 2016 to $5,405,193,851 at December 31, 2017, a 2.45% decrease for the year. The decrease in the Trust’s net asset value resulted primarily from a decrease in the number of outstanding Shares, which fell from 359,900,000 Shares at December 31, 2016 to 339,750,000 Shares at December 31, 2017, a consequence of 55,800,000 Shares (1,116 Baskets) being created and 75,950,000 Shares (1,519 Baskets) being redeemed during the year. The decrease in the Trust’s net asset value was partially offset by an increase in the LBMA Silver Price, which rose 3.88% from $16.24 at December 31, 2016 to $16.87 at December 31, 2017.

The 3.31% increase in the Trust’s NAV from $15.40 at December 31, 2016 to $15.91 at December 31, 2017 is directly related to the 3.88% increase in the price of silver.

The Trust’s NAV increased slightly less than the price of silver on a percentage basis due to the Sponsor’s fees, which were $28,299,587 for the year, or 0.50% of the Trust’s average weighted assets of $5,659,498,323 during the year. The NAV of $17.57 on April 13, 2017 was the highest during the year, compared with a low during the year of $14.39 on July 10, 2017.

Net increase in net assets resulting from operations for the year ended December 31, 2017 was $217,471,048, resulting from an unrealized gain on investment in silver bullion of $337,891,452 and offset by a net investment loss of $28,299,587, a net realized loss of $2,210,911 on silver bullion sold to pay expenses and a net realized loss of $89,909,906 on silver bullion distributed for the redemption of Shares. Other than the Sponsor’s fees of $28,299,587, the Trust had no expenses during the year ended December 31, 2017.

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

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

Not applicable.

Item 8. Financial Statements and Supplementary Data.

The following tables show the Trust’s quarterly financial information for 2017 and 2016.

	Three Months Ended (Unaudited)
	March 31,	June 30,	September 30,	December 31,
	2017	2017	2017	2017
Expenses
Sponsor’s fees	$7,165,596	$7,228,475	$7,129,498	$6,776,018
Total expenses	7,165,596	7,228,475	7,129,498	6,776,018
Net investment loss	(7,165,596)	(7,228,475)	(7,129,498)	(6,776,018)
Net Realized and Unrealized Gain (Loss)
Net realized loss from silver bullion sold to pay expenses	(510,077)	(431,111)	(596,586)	(673,137)
Net realized loss from silver bullion distributed for the redemption of Shares	(15,533,659)	(11,635,841)	(32,222,429)	(30,517,977)
Net change in unrealized appreciation/depreciation on investment in silver bullion	630,795,770	(510,278,966)	178,415,473	38,959,175
Net realized and unrealized gain (loss)	614,752,034	(522,345,918)	145,596,458	7,768,061
Net increase (decrease) in net assets resulting from operations	$607,586,438	$(529,574,393)	$138,466,960	$992,043
Net increase (decrease) in net assets per Share	$1.72	$(1.49)	$0.39	$0.00 (a)

(a)	Rounds to less than $0.01.

	Three Months Ended (Unaudited)
	March 31,	June 30,	September 30,	December 31,
	2016	2016	2016	2016
Expenses
Sponsor’s fees	$5,844,914	$6,989,492	$8,678,646	$7,635,516
Total expenses	5,844,914	6,989,492	8,678,646	7,635,516
Net investment loss	(5,844,914)	(6,989,492)	(8,678,646)	(7,635,516)
Net Realized and Unrealized Gain (Loss)
Net realized loss from silver bullion sold to pay expenses	(1,703,192)	(931,717)	406,942	(285,217)
Net realized gain (loss) from silver bullion distributed for the redemption of Shares	(51,397,205)	(24,002,245)	3,976,078	(37,303,151)
Net change in unrealized appreciation/ depreciation on investment in silver bullion	540,719,490	1,027,762,958	315,993,046	(1,061,304,451)
Net realized and unrealized gain	487,619,093	1,002,828,996	320,376,066	(1,098,892,819)
Net increase (decrease) in net assets resulting from operations	$481,774,179	$995,839,504	$311,697,420	$(1,106,528,335)
Net increase (decrease) in net assets per Share	$1.45	$2.82	$0.84	$(2.98)

See Index to Financial Statements on page F-1 for a list of the financial statements being filed herein.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

There have been no changes in accountants and no disagreements with accountants during the year ended December 31, 2017.

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

The principal executive officer and principal financial officer of the Sponsor assessed the effectiveness of the Trust’s internal control over financial reporting as of December 31, 2017. Their assessment included an evaluation of the design of the Trust’s internal control over financial reporting and testing of the operational effectiveness of its internal control over financial reporting. In making its assessment, the Sponsor’s management has utilized the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in its report entitled Internal Control – Integrated Framework (2013). Based on their assessment and those criteria, the principal executive officer and principal financial officer of the Sponsor concluded that the Trust maintained effective internal control over financial reporting as of December 31, 2017.

The effectiveness of the Trust’s internal control over financial reporting as of December 31, 2017 has been audited by PricewaterhouseCoopers LLP, the independent registered public accounting firm that audited and reported on the financial statements included in this Form 10-K, as stated in their report which is included herein.

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

Paul Lohrey is the President and Chief Executive Officer of the Sponsor and Jack Gee is the Chief Financial Officer, of the Sponsor.

The Sponsor is managed by a Board of Directors composed of Philip Jensen, Peter Landini, Kimun Lee, Jack Gee and Paul Lohrey.

Paul Lohrey, CFA, 55, became a principal of the Sponsor in 2014 and has served as its President and Chief Executive Officer since 2015. Mr. Lohrey joined BlackRock as a Managing Director in 2010. Prior to joining BlackRock, Mr. Lohrey served as Chief Investment Officer, Europe for The Vanguard Group, an asset management firm, from 2008 to 2010. He also held various positions in equity and fixed income portfolio management while at Vanguard from 1994. Mr. Lohrey earned a Bachelor of Arts in economics from Duke University in 1984 and an MBA in finance from the University of Chicago in 1986.

Jack Gee, 58, became a principal of the Sponsor in 2011 and serves as its Chief Financial Officer. Mr. Gee served as Director of US Fund Administration of BlackRock Institutional Trust Company N.A. from 2004 to 2009. Since 2009, Mr. Gee has served as Managing Director of BlackRock. Prior to joining BlackRock, Mr. Gee served as Chief Financial Officer to several investment management firms and began his career at PricewaterhouseCoopers. Mr. Gee earned a Bachelor of Science in accounting from the California State University in 1982.

Philip Jensen, 59, became a principal of the Sponsor in 2009 and is Chairman of the Sponsor’s audit committee. In 2001, Mr. Jensen joined Paul Capital, an investment firm focusing on the secondary private equity and healthcare market, for which he presently serves as Partner and Chief Operating Officer. Mr. Jensen received his Bachelor of Science from San Francisco State University and is a certified public accountant (inactive).

Peter Landini, 66, became a principal of the Sponsor in 2009 and is a member of the Sponsor’s audit committee. In 2003, Mr. Landini joined RBP Investment Advisors, Inc., a financial planning consultancy firm, for which he presently serves as Partner and Wealth Manager. Mr. Landini received his Bachelor of Science in accounting from Santa Clara University and an MBA in finance from Golden Gate University. Mr. Landini is a certified financial planner and is a member of the Financial Planning Association.

Kimun Lee, 71, became a principal of the Sponsor in 2009 and is a member of the Sponsor’s audit committee. Mr. Lee is a California-registered investment adviser and has conducted his consulting business under the name Resources Consolidated since 1980. Since 2010, Mr. Lee has served as a member of the board of directors of Firsthand Technology Value Fund, Inc., a mutual fund company. Since 2013, Mr. Lee has served as a member of the board of directors of Firsthand Funds, a mutual fund company. Since 2014, Mr. Lee has served as a member of the board of trustees of FundX Investment Trust, a mutual fund company. Until 2005, Mr. Lee also served as a member of the board of directors of Fremont Mutual Funds, Inc., a mutual fund company. Mr. Lee received his Bachelor of Arts from the University of the Pacific and an MBA from University of Nevada, Reno. He also completed the executive education program on corporate governance at Stanford Graduate School of Business.

Item 11. Executive Compensation.

The Trust has no employees, officers or directors. The Trust is managed by the Sponsor and pays the Sponsor the Sponsor’s fee. For the year ended December 31, 2017, the Trust has incurred a Sponsor’s fees of $28,299,587.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Securities Authorized for Issuance under Equity Compensation Plans

Not applicable.

Security Ownership of Certain Beneficial Owners and Management

Not applicable.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

See Item 11 above.

Item 14. Principal Accounting Fees and Services.

Audit and Non-Audit Fees

The table below summarizes the fees for services performed by PricewaterhouseCoopers LLP for the years ended December 31, 2017 and 2016.

	2017	2016
Audit fees	$61,800	$101,800
Audit-related fees (a)	250	250
Tax fees	—	—
All other fees	—	—
	$62,050	$102,050

(a)	Amount represents fees billed for review of the regulatory filings.

Approval of Independent Registered Public Accounting Firm Services and Fees

The audit committee of the Board of Directors of the Sponsor approved, prior to the commencement of the engagement, the engagement of and compensation to be paid to PricewaterhouseCoopers LLP as auditors of the Trust.

None of the hours expended on PricewaterhouseCoopers LLP’s engagement to audit the Trust’s financial statements for the year ended December 31, 2017 were attributable to work performed by persons other than the principal accountant’s full-time, permanent employees.

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

Item 16. Form 10-K Summary.

None.

iShares Silver Trust

Financial Statements

Report of Independent Registered Public Accounting Firm

To the Sponsor and Shareholders of iShares® Silver Trust

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying statements of assets and liabilities, including the schedules of investments, of iShares® Silver Trust (the “Trust”) as of December 31, 2017 and 2016, and the related statements of operations, changes in net assets, and cash flows for each of the three years in the period ended December 31, 2017, including the related notes (collectively referred to as the “financial statements”). We also have audited the Trust’s internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Trust as of December 31, 2017 and 2016, and the results of its operations, changes in its net assets, and its cash flows for each of the three years in the period ended December 31, 2017 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Trust maintained, in all material respects, effective internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

Basis for Opinions

The Sponsor’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on the Trust’s financial statements and on the Trust’s internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Trust in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud, and whether effective internal control over financial reporting was maintained in all material respects.

Our audits of the financial statements included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

Definition and Limitations of Internal Control over Financial Reporting

A trust’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A trust’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the trust; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the trust are being made only in accordance with authorizations of management and Sponsor of the trust; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the trust’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/PricewaterhouseCoopers LLP

San Francisco, California

February 28, 2018

We have served as the Trust’s auditor since 2006.

iShares Silver Trust

Statements of Assets and Liabilities

At December 31, 2017 and 2016

	December 31,
	2017	2016
Assets
Investment in silver bullion, at fair value(a)	$5,407,419,250	$5,543,495,441
Total Assets	5,407,419,250	5,543,495,441

Liabilities
Sponsor’s fees payable	2,225,399	2,364,798
Total Liabilities	2,225,399	2,364,798

Commitments and contingent liabilities (Note 6)	—	—

Net Assets	$5,405,193,851	$5,541,130,643

Shares issued and outstanding(b)	339,750,000	359,900,000
Net asset value per Share (Note 2C)	$15.91	$15.40

(a)	Cost of investment in silver bullion: $5,831,748,196 and $6,305,715,839, respectively.
(b)	No par value, unlimited amount authorized.

See notes to financial statements.

iShares Silver Trust

Statements of Operations

For the years ended December 31, 2017, 2016 and 2015

	Years Ended December 31,
	2017	2016	2015
Expenses
Sponsor’s fees	$28,299,587	$29,148,568	$25,294,785
Total expenses	28,299,587	29,148,568	25,294,785
Net investment loss	(28,299,587)	(29,148,568)	(25,294,785)

Net Realized and Unrealized Gain (Loss)
Net realized gain (loss) from:
Silver bullion sold to pay expenses	(2,210,911)	(2,513,184)	(5,703,341)
Silver bullion distributed for the redemption of Shares	(89,909,906)	(108,726,523)	(206,452,543)
Net realized loss	(92,120,817)	(111,239,707)	(212,155,884)
Net change in unrealized appreciation/depreciation	337,891,452	823,171,043	(461,781,491)
Net realized and unrealized gain (loss)	245,770,635	711,931,336	(673,937,375)

Net increase (decrease) in net assets resulting from operations	$217,471,048	$682,782,768	$(699,232,160)

Net increase (decrease) in net assets per Share	$0.62	$1.91	$(2.07)

See notes to financial statements.

iShares Silver Trust

Statements of Changes in Net Assets

For the years ended December 31, 2017, 2016 and 2015

	Years Ended December 31,
	2017	2016	2015
Net Assets, Beginning of Year	$5,541,130,643	$4,391,943,604	$5,260,801,879

Operations:
Net investment loss	(28,299,587)	(29,148,568)	(25,294,785)
Net realized loss	(92,120,817)	(111,239,707)	(212,155,884)
Net change in unrealized appreciation/depreciation	337,891,452	823,171,043	(461,781,491)
Net increase (decrease) in net assets resulting from operations	217,471,048	682,782,768	(699,232,160)

Capital Share Transactions:
Contributions for Shares issued	873,170,446	1,702,628,324	859,468,037
Distributions for Shares redeemed	(1,226,578,286)	(1,236,224,053)	(1,029,094,152)
Net increase (decrease) in net assets from capital share transactions	(353,407,840)	466,404,271	(169,626,115)

Increase (decrease) in net assets	(135,936,792)	1,149,187,039	(868,858,275)

Net Assets, End of Year	$5,405,193,851	$5,541,130,643	$4,391,943,604

Shares issued and redeemed
Shares issued	55,800,000	102,750,000	57,150,000
Shares redeemed	(75,950,000)	(76,400,000)	(67,600,000)
Net increase (decrease) in Shares issued and outstanding	(20,150,000)	26,350,000	(10,450,000)

See notes to financial statements.

iShares Silver Trust

Statements of Cash Flows

For the years ended December 31, 2017, 2016 and 2015

	Years Ended December 31,
	2017	2016	2015
Cash Flows from Operating Activities
Proceeds from silver bullion sold to pay expenses	$28,438,986	$28,700,680	$25,715,739
Expenses – Sponsor’s fees paid	(28,438,986)	(28,700,680)	(25,715,739)
Net cash provided by operating activities	—	—	—
Increase (decrease) in cash	—	—	—
Cash, beginning of year	—	—	—
Cash, end of year	$—	$—	$—

Reconciliation of Net Increase (Decrease) in Net Assets Resulting from Operations to Net Cash Provided by (Used in) Operating Activities
Net increase (decrease) in net assets resulting from operations	$217,471,048	$682,782,768	$(699,232,160)
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by (used in) operating activities:
Proceeds from silver bullion sold to pay expenses	28,438,986	28,700,680	25,715,739
Net realized loss	92,120,817	111,239,707	212,155,884
Net change in unrealized appreciation/depreciation	(337,891,452)	(823,171,043)	461,781,491
Change in operating assets and liabilities:
Sponsor’s fees payable	(139,399)	447,888	(420,954)
Net cash provided by (used in) operating activities	$—	$—	$—

Supplemental disclosure of non-cash information:
Silver bullion contributed for Shares issued	$873,170,446	$1,702,628,324	$859,468,037
Silver bullion distributed for Shares redeemed	$(1,226,578,286)	$(1,236,224,053)	$(1,029,094,152)

See notes to financial statements.

iShares Silver Trust

Schedules of Investments

At December 31, 2017 and 2016

December 31, 2017

Description	Ounces	Cost	Fair Value
Silver bullion	320,629,662	$5,831,748,196	$5,407,419,250

Total Investment – 100.04%			5,407,419,250
Less Liabilities – (0.04)%			(2,225,399)
Net Assets – 100.00%			$5,405,193,851

December 31, 2016

Description	Ounces	Cost	Fair Value
Silver bullion	341,348,242	$6,305,715,839	$5,543,495,441

Total Investment – 100.04%			5,543,495,441
Less Liabilities – (0.04)%			(2,364,798)
Net Assets – 100.00%			$5,541,130,643

See notes to financial statements.

iShares Silver Trust

Notes to Financial Statements

December 31, 2017

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

The Trust qualifies as an investment company solely for accounting purposes and not for any other purpose and follows the accounting and reporting guidance under the Financial Accounting Standards Board Accounting Standards Codification Topic 946, Financial Services - Investment Companies, but is not registered, and is not required to be registered, as an investment company under the Investment Company Act of 1940, as amended.

2 - Significant Accounting Policies

A.	Basis of Accounting

The following significant accounting policies are consistently followed by the Trust in the preparation of its financial statements in conformity with generally accepted accounting principles in the United States of America (“U.S. GAAP”). The preparation of financial statements in conformity with U.S. GAAP requires management to make certain estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

Certain statements and captions in the financial statements for the prior periods have been changed to conform to the current financial statement presentation.

B.	Silver Bullion

JPMorgan Chase Bank N.A., London branch (the “Custodian”), is responsible for the safekeeping of silver bullion owned by the Trust.

Fair value of the silver bullion held by the Trust is based on the price per ounce of silver determined in an electronic auction at 12:00 p.m. (London time) and published shortly thereafter on each day that the London silver market is open for business (“LBMA Silver Price”). If there is no announced LBMA Silver Price on any day, the Trustee is authorized to use the most recently announced LBMA Silver Price unless the Trustee, in consultation with the Sponsor, determines that such price is inappropriate as a basis for evaluation. Prior to October 2, 2017, the LBMA Silver Price was determined using an electronic auction administered by CME Group and published by Thomson Reuters. Effective as of October 2, 2017, IBA replaced CME Group and Thomson Reuters as the administrator for the LBMA Silver Price and began administering the electronic auction for the LBMA Silver Price.

Gain or loss on sales of silver bullion is calculated on a trade date basis using the average cost method.

The following tables summarize activity in silver bullion for the years ended December 31, 2017, 2016 and 2015:

December 31, 2017	Ounces	Average Cost	Fair Value	Realized Gain (Loss)
Beginning balance	341,348,242	$6,305,715,839	$5,543,495,441	$—
Silver bullion contributed	52,760,584	873,170,446	873,170,446	—
Silver bullion distributed	(71,810,555)	(1,316,488,192)	(1,226,578,286)	(89,909,906)
Silver bullion sold to pay expenses	(1,668,609)	(30,649,897)	(28,438,986)	(2,210,911)
Net realized loss	—	—	(92,120,817)	—
Net change in unrealized appreciation/depreciation	—	—	337,891,452	—
Ending balance	320,629,662	$5,831,748,196	$5,407,419,250	$(92,120,817)

December 31, 2016	Ounces	Average Cost	Fair Value	Realized Gain (Loss)
Beginning balance	317,934,907	$5,979,251,955	$4,393,860,514	$—
Silver bullion contributed	97,670,323	1,702,628,324	1,702,628,324	—
Silver bullion distributed	(72,574,751)	(1,344,950,576)	(1,236,224,053)	(108,726,523)
Silver bullion sold to pay expenses	(1,682,237)	(31,213,864)	(28,700,680)	(2,513,184)
Net realized loss	—	—	(111,239,707)	—
Net change in unrealized appreciation/depreciation	—	—	823,171,043	—
Ending balance	341,348,242	$6,305,715,839	$5,543,495,441	$(111,239,707)

December 31, 2015	Ounces	Average Cost	Fair Value	Realized Gain (Loss)
Beginning balance	329,564,167	$6,386,749,693	$5,263,139,743	$—
Silver bullion contributed	54,595,743	859,468,037	859,468,037	—
Silver bullion distributed	(64,583,531)	(1,235,546,695)	(1,029,094,152)	(206,452,543)
Silver bullion sold to pay expenses	(1,641,472)	(31,419,080)	(25,715,739)	(5,703,341)
Net realized loss	—	—	(212,155,884)	—
Net change in unrealized appreciation/depreciation	—	—	(461,781,491)	—
Ending balance	317,934,907	$5,979,251,955	$4,393,860,514	$(212,155,884)

C.	Calculation of Net Asset Value

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

When silver bullion is exchanged in settlement of a redemption, it is considered a sale of silver bullion for accounting purposes.

Share activities for the years ended December 31, 2017, 2016 and 2015 were as follows:

	December 31,
	2017		2016		2015
	Shares	Amount	Shares	Amount	Shares	Amount
Shares issued	55,800,000	$873,170,446	102,750,000	$1,702,628,324	57,150,000	$859,468,000
Shares redeemed	(75,950,000)	(1,226,578,286)	(76,400,000)	(1,236,224,053)	(67,600,000)	(1,029,094,000)
Net increase (decrease)	(20,150,000)	$(353,407,840)	26,350,000	$466,404,271	(10,450,000)	$(169,626,000)

E.	Federal Income Taxes

The Trust is treated as a grantor trust for federal income tax purposes and, therefore, no provision for federal income taxes is required. Any interest, expenses, gains and losses are passed through to the holders of Shares of the Trust.

The Sponsor has reviewed the tax positions as of December 31, 2017 and has determined that no provision for income tax is required in the Trust’s financial statements.

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

5 - Indemnification

The Trust Agreement provides that the Sponsor and its shareholders, directors, officers, employees, affiliates and subsidiaries shall be indemnified by the Trust for any loss, liability or expense incurred by any such person that arises out of or in connection with the performance of obligations under the Trust Agreement or any actions taken in accordance with the provisions of the Trust Agreement, absent such person’s negligence, bad faith, willful misconduct, willful malfeasance or reckless disregard of such person’s duties and obligations.

The Trust has agreed that the Custodian will only be responsible for any loss or damage suffered by the Trust as a direct result of any negligence, fraud or willful default in the performance of its duties.

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

8 - Financial Highlights

The following financial highlights relate to investment performance and operations for a Share outstanding for the years ended December 31, 2017, 2016 and 2015.

	December 31,
	2017	2016	2015
Net asset value per Share, beginning of year	$15.40	$13.17	$15.29

Net investment loss(a)	(0.08)	(0.08)	(0.07)
Net realized and unrealized gain (loss)(b)	0.59	2.31	(2.05)
Net increase (decrease) in net assets from operations	0.51	2.23	(2.12)
Net asset value per Share, end of year	$15.91	$15.40	$13.17

Total return, at net asset value(c)	3.31%	16.93%	(13.87)%

Ratio to average net assets:
Net investment loss	(0.50)%	(0.50)%	(0.50)%
Expenses	0.50%	0.50%	0.50%

(a)	Based on average Shares outstanding during the period.
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

At December 31, 2017 and December 31, 2016, the value of the silver bullion held by the Trust is categorized as Level 1.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned in the capacities* indicated thereunto duly authorized.

iShares Delaware Trust Sponsor LLC,

Sponsor of the iShares Silver Trust (registrant)

/s/ Paul Lohrey

Paul Lohrey

Director, President and Chief Executive Officer

(Principal executive officer)

Date:	February 28, 2018

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities* and on the dates indicated.

/s/ Paul Lohrey

Paul Lohrey

Director, President and Chief Executive Officer

(Principal executive officer)

Date:	February 28, 2018

/s/ Jack Gee

Jack Gee

Director and Chief Financial Officer

(Principal financial and accounting officer)

Date:	February 28, 2018

/s/ Philip Jensen

Philip Jensen

Director

Date:	February 28, 2018

/s/ Peter Landini

Peter Landini

Director

Date:	February 28, 2018

/s/ Kimun Lee

Kimun Lee

Director

Date:	February 28, 2018

*    The registrant is a trust and the persons are signing in their respective capacities as officers or directors of iShares Delaware Trust Sponsor LLC, the Sponsor of the registrant.