Form 10-Q
period 2018-03-31
iShares Silver Trust
filed 2018-05-07
CIK 1330568

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2018

or

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

PART 1 – FINANCIAL INFORMATION

Item 1. Financial Statements

iShares Silver Trust

Statements of Assets and Liabilities (Unaudited)

At March 31, 2018 and December 31, 2017

	March 31,	December 31,
	2018	2017
Assets
Investment in silver bullion, at fair value(a)	$5,193,516,929	$5,407,419,250
Total Assets	5,193,516,929	5,407,419,250

Liabilities
Sponsor’s fees payable	2,226,359	2,225,399
Total Liabilities	2,226,359	2,225,399

Commitments and contingent liabilities (Note 6)	—	—

Net Assets	$5,191,290,570	$5,405,193,851

Shares issued and outstanding(b)	338,450,000	339,750,000
Net asset value per Share (Note 2C)	$15.34	$15.91

(a)	Cost of investment in silver bullion: $5,786,442,301 and $5,831,748,196, respectively.
(b)	No par value, unlimited amount authorized.

See notes to financial statements.

iShares Silver Trust

Statements of Operations (Unaudited)

For the three months ended March 31, 2018 and 2017

	Three Months Ended March 31,
	2018	2017
Expenses
Sponsor’s fees	$6,543,868	$7,165,596
Total expenses	6,543,868	7,165,596
Net investment loss	(6,543,868)	(7,165,596)

Net Realized and Unrealized Gain (Loss)
Net realized gain (loss) from:
Silver bullion sold to pay expenses	(506,462)	(510,077)
Silver bullion distributed for the redemption of Shares	(13,779,803)	(15,533,659)
Net realized loss	(14,286,265)	(16,043,736)
Net change in unrealized appreciation/depreciation	(168,596,426)	630,795,770
Net realized and unrealized gain (loss)	(182,882,691)	614,752,034

Net increase (decrease) in net assets resulting from operations	$(189,426,559)	$607,586,438

Net increase (decrease) in net assets per Share	$(0.56)	$1.72

See notes to financial statements.

iShares Silver Trust

Statements of Changes in Net Assets (Unaudited)

For the three months ended March 31, 2018 and the year ended December 31, 2017

	Three Months Ended	Year Ended
	March 31, 2018	December 31, 2017
Net Assets, Beginning of Period	$5,405,193,851	$5,541,130,643

Operations:
Net investment loss	(6,543,868)	(28,299,587)
Net realized loss	(14,286,265)	(92,120,817)
Net change in unrealized appreciation/depreciation	(168,596,426)	337,891,452
Net increase (decrease) in net assets resulting from operations	(189,426,559)	217,471,048

Capital Share Transactions:
Contributions for Shares issued	182,901,133	873,170,446
Distributions for Shares redeemed	(207,377,855)	(1,226,578,286)
Net decrease in net assets from capital share transactions	(24,476,722)	(353,407,840)

Decrease in net assets	(213,903,281)	(135,936,792)

Net Assets, End of Period	$5,191,290,570	$5,405,193,851

Shares issued and redeemed
Shares issued	11,600,000	55,800,000
Shares redeemed	(12,900,000)	(75,950,000)
Net decrease in Shares issued and outstanding	(1,300,000)	(20,150,000)

See notes to financial statements.

iShares Silver Trust

Statements of Cash Flows (Unaudited)

For the three months ended March 31, 2018 and 2017

	Three Months Ended March 31,
	2018	2017
Cash Flows from Operating Activities
Proceeds from silver bullion sold to pay expenses	$6,542,908	$7,056,499
Expenses – Sponsor’s fees paid	(6,542,908)	(7,056,499)
Net cash provided by operating activities	—	—
Increase (decrease) in cash	—	—
Cash, beginning of period	—	—
Cash, end of period	$—	$—

Reconciliation of Net Increase (Decrease) in Net Assets Resulting from Operations to Net Cash Provided by (Used in) Operating Activities
Net increase (decrease) in net assets resulting from operations	$(189,426,559)	$607,586,438
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by (used in) operating activities:
Proceeds from silver bullion sold to pay expenses	6,542,908	7,056,499
Net realized (gain) loss	14,286,265	16,043,736
Net change in unrealized appreciation/depreciation	168,596,426	(630,795,770)
Change in operating assets and liabilities:
Sponsor’s fees payable	960	109,097
Net cash provided by (used in) operating activities	$—	$—

Supplemental disclosure of non-cash information:
Silver bullion contributed for Shares issued	$182,901,133	$84,171,380
Silver bullion distributed for Shares redeemed	$(207,377,855)	$(269,671,252)

See notes to financial statements.

iShares Silver Trust

Schedules of Investments (Unaudited)

At March 31, 2018 and December 31, 2017

March 31, 2018

Description	Ounces	Cost	Fair Value
Silver bullion	319,012,097	$5,786,442,301	$5,193,516,929

Total Investment – 100.04%			5,193,516,929
Less Liabilities – (0.04)%			(2,226,359)
Net Assets – 100.00%			$5,191,290,570

December 31, 2017

Description	Ounces	Cost	Fair Value
Silver bullion	320,629,662	$5,831,748,196	$5,407,419,250

Total Investment – 100.04%			5,407,419,250
Less Liabilities – (0.04)%			(2,225,399)
Net Assets – 100.00%			$5,405,193,851

See notes to financial statements.

iShares Silver Trust

Notes to Financial Statements (Unaudited)

March 31, 2018

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

The accompanying unaudited financial statements were prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”) for interim financial information and with the instructions for Form 10-Q and the rules and regulations of the U.S. Securities and Exchange Commission (the “SEC”). In the opinion of management, all material adjustments, consisting only of normal recurring adjustments considered necessary for a fair statement of the interim period financial statements, have been made. Interim period results are not necessarily indicative of results for a full-year period. These financial statements and the notes thereto should be read in conjunction with the Trust’s financial statements included in its Annual Report on Form 10‑K for the year ended December 31, 2017, as filed with the SEC on February 28, 2018.

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

Fair value of the silver bullion held by the Trust is based on the price per ounce of silver determined in an electronic auction hosted by ICE Benchmark Administration (“IBA”) that begins at 12:00 p.m. (London time) and published shortly thereafter, on each day that the London silver market is open for business (such price, the “LBMA Silver Price”). If there is no announced LBMA Silver Price on any day, the Trustee is authorized to use the most recently announced LBMA Silver Price unless the Trustee, in consultation with the Sponsor, determines that such price is inappropriate as a basis for evaluation. Prior to October 2, 2017, the LBMA Silver Price was determined using an electronic auction administered by CME Group Inc. (“CME Group”) and published by Thomson Reuters. Effective as of October 2, 2017, IBA replaced CME Group and Thomson Reuters as the administrator for the LBMA Silver Price and began administering the electronic auction for the LBMA Silver Price.

Gain or loss on sales of silver bullion is calculated on a trade date basis using the average cost method.

The following tables summarize activity in silver bullion for the three months ended March 31, 2018 and 2017:

Three Months Ended March 31, 2018	Ounces	Average Cost	Fair Value	Realized Gain (Loss)
Beginning balance	320,629,662	$5,831,748,196	$5,407,419,250	$—
Silver bullion contributed	10,935,451	182,901,133	182,901,133	—
Silver bullion distributed	(12,165,120)	(221,157,658)	(207,377,855)	(13,779,803)
Silver bullion sold to pay expenses	(387,896)	(7,049,370)	(6,542,908)	(506,462)
Net realized loss	—	—	(14,286,265)	—
Net change in unrealized appreciation/depreciation	—	—	(168,596,426)	—
Ending balance	319,012,097	$5,786,442,301	$5,193,516,929	$(14,286,265)

Three Months Ended March 31, 2017	Ounces	Average Cost	Fair Value	Realized Gain (Loss)
Beginning balance	341,348,242	$6,305,715,839	$5,543,495,441	$—
Silver bullion contributed	4,830,754	84,171,380	84,171,380	—
Silver bullion distributed	(15,443,140)	(285,204,911)	(269,671,252)	(15,533,659)
Silver bullion sold to pay expenses	(409,659)	(7,566,576)	(7,056,499)	(510,077)
Net realized loss	—	—	(16,043,736)	—
Net change in unrealized appreciation/depreciation	—	—	630,795,770	—
Ending balance	330,326,197	$6,097,115,732	$5,965,691,104	$(16,043,736)

C.	Calculation of Net Asset Value

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

The Sponsor has reviewed the tax positions as of March 31, 2018 and has determined that no provision for income tax is required in the Trust’s financial statements.

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

The Trust has agreed that the Custodian will only be responsible for any loss or damage suffered by the Trust as a direct result of the Custodian’s negligence, fraud or willful default in the performance of its duties.

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

8 - Financial Highlights

The following financial highlights relate to investment performance and operations for a Share outstanding for the three months ended March 31, 2018 and 2017.

	Three Months Ended
	March 31,
	2018	2017
Net asset value per Share, beginning of period	$15.91	$15.40

Net investment loss(a)	(0.02)	(0.02)
Net realized and unrealized gain (loss)(b)	(0.55)	1.72
Net increase (decrease) in net assets from operations	(0.57)	1.70
Net asset value per Share, end of period	$15.34	$17.10

Total return, at net asset value(c)(d)	(3.58)%	11.04%

Ratio to average net assets:
Net investment loss(e)	(0.50)%	(0.50)%
Expenses(e)	0.50%	0.50%

(a)	Based on average Shares outstanding during the period.
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

At March 31, 2018 and December 31, 2017, the value of the silver bullion held by the Trust is categorized as Level 1.

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

The Trust issues and redeems Shares only in exchange for silver, only in aggregations of 50,000 Shares (a “Basket”) or integral multiples thereof, and only in transactions with registered broker-dealers that have previously entered into an agreement with the Sponsor and the Trustee governing the terms and conditions of such issuance (such broker-dealers, the “Authorized Participants”). A list of the current Authorized Participants is available from the Sponsor or the Trustee.

Shares of the Trust trade on NYSE Arca, Inc. (“NYSE Arca”) under the ticker symbol SLV.

Valuation of Silver; Computation of Net Asset Value

On each business day, as soon as practicable after 4:00 p.m. (New York time), the Trustee evaluates the silver held by the Trust and determines the net asset value and net asset value per Share (“NAV”) of the Trust. The Trustee values the silver held by the Trust using the price per ounce of silver determined in an electronic auction hosted by ICE Benchmark Administration (“IBA”) that begins at 12:00 p.m. (London time) and published shortly thereafter, on the day the valuation takes place (such price, the “LBMA Silver Price”). If there is no announced LBMA Silver Price on any day, the Trustee is authorized to use the most recently announced LBMA Silver Price unless the Trustee, in consultation with the Sponsor, determines that such price is inappropriate as a basis for evaluation. Having valued the silver held by the Trust, the Trustee adds other assets of the Trust then subtracts all accrued fees, expenses and other liabilities of the Trust from the fair value of the silver and other assets held by the Trust. The result is the net asset value of the Trust. The Trustee computes NAV by dividing the net asset value of the Trust by the number of Shares outstanding on the date the computation is made. Prior to October 2, 2017, the LBMA Silver Price was determined using an electronic auction administered by CME Group Inc. (“CME Group”) and published by Thomson Reuters. Effective as of October 2, 2017, IBA replaced CME Group and Thomson Reuters as the administrator for the LBMA Silver Price and began administering the electronic auction for the LBMA Silver Price.

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

Results of Operations

The Quarter Ended March 31, 2018

The Trust’s net asset value fell from $5,405,193,851 at December 31, 2017 to $5,191,290,570 at March 31, 2018, a 3.96% decrease. The decrease in the Trust’s net asset value resulted primarily from a decrease in the LBMA Silver Price, which fell from $16.87 at December 31, 2017 to $16.28 at March 31, 2018. The decline in the Trust’s net asset value was also affected by a decrease in outstanding Shares, which fell from 339,750,000 Shares at December 31, 2017 to 338,450,000 Shares at March 31, 2018, a consequence of 11,600,000 Shares (232 Baskets) being created and 12,900,000 Shares (258 Baskets) being redeemed during the quarter.

The 3.58% decline in the Trust’s NAV from $15.91 at December 31, 2017 to $15.34 at March 31, 2018 is directly related to the 3.50% decrease in the price of silver.

The Trust’s NAV decreased slightly more than the price of silver on a percentage basis due to the Sponsor’s fees, which were $6,543,868 for the quarter, or 0.12% of the Trust’s average weighted assets of $5,305,404,092 during the quarter. The NAV of $16.52 on January 25, 2018 was the highest during the quarter, compared with a low during the quarter of $15.31 on March 21, 2018.

Net decrease in net assets resulting from operations for the quarter ended March 31, 2018 was $189,426,559, resulting from an unrealized loss on investment in silver bullion of $168,596,426, a net investment loss of $6,543,868, a net realized loss of $506,462 from silver bullion sold to pay expenses and a net realized loss of $13,779,803 on silver bullion distributed for the redemption of Shares. Other than the Sponsor’s fees of $6,543,868, the Trust had no expenses during the quarter.

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

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

There have been no material changes to the Risk Factors last reported under Part I, Item 1A of the registrant’s Annual Report on Form 10-K for the year ended December 31, 2017, filed with the Securities and Exchange Commission on February 28, 2018.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

a) None.

b) Not applicable.

c) 12,900,000 Shares (258 Baskets) were redeemed during the quarter ended March 31, 2018.

Period	Total Number of Shares Redeemed	Average Ounces of Silver Paid Per Share
01/01/18 to 01/31/18	11,200,000	$0.9431
02/01/18 to 02/28/18	—	—
03/01/18 to 03/31/18	1,700,000	0.9423
Total	12,900,000	$0.9430

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit No.	Description
4.1	Second Amended and Restated Depositary Trust Agreement is incorporated by reference to Exhibit 4.1 of the Current Report on Form 8‑K filed by the Registrant on December 22, 2016

4.2	Standard Terms for Authorized Participant Agreements is incorporated by reference to Exhibit 4.2 of the Current Report on Form 8-K filed by the Registrant on December 22, 2016

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

Sponsor of the iShares Silver Trust (registrant)

/s/ Paul Lohrey

Paul Lohrey

Director, President and Chief Executive Officer

(Principal executive officer)

Date:	May 7, 2018

/s/ Jack Gee

Jack Gee

Director and Chief Financial Officer

(Principal financial and accounting officer)

Date:	May 7, 2018

*	The registrant is a trust and the persons are signing in their respective capacities as officers of iShares Delaware Trust Sponsor LLC, the Sponsor of the registrant.