Form 10-Q
period 2018-06-30
iShares Silver Trust
filed 2018-08-06
CIK 1330568

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2018

or

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

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

iShares Silver Trust
Statements of Assets and Liabilities (Unaudited)
At June 30, 2018 and December 31, 2017

	June 30,	December 31,
	2018	2017
Assets
Investment in silver bullion, at fair value(a)	$5,169,125,403	$5,407,419,250
Total Assets	5,169,125,403	5,407,419,250

Liabilities
Sponsor’s fees payable	2,171,796	2,225,399
Total Liabilities	2,171,796	2,225,399

Commitments and contingent liabilities (Note 6)	—	—

Net Assets	$5,166,953,607	$5,405,193,851

Shares issued and outstanding(b)	342,550,000	339,750,000
Net asset value per Share (Note 2C)	$15.08	$15.91

(a)	Cost of investment in silver bullion: $5,806,008,238 and $5,831,748,196, respectively.
(b)	No par value, unlimited amount authorized.

See notes to financial statements.

iShares Silver Trust

Statements of Operations (Unaudited)

For the three and six months ended June 30, 2018 and 2017

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
Expenses
Sponsor’s fees	$6,592,413	$7,228,475	$13,136,281	$14,394,071
Total expenses	6,592,413	7,228,475	13,136,281	14,394,071
Net investment loss	(6,592,413)	(7,228,475)	(13,136,281)	(14,394,071)

Net Realized and Unrealized Gain (Loss)
Net realized gain (loss) from:
Silver bullion sold to pay expenses	(688,243)	(431,111)	(1,194,705)	(941,188)
Silver bullion distributed for the redemption of Shares	(27,518,074)	(11,635,841)	(41,297,877)	(27,169,500)
Net realized loss	(28,206,317)	(12,066,952)	(42,492,582)	(28,110,688)
Net change in unrealized appreciation/depreciation	(43,957,463)	(510,278,966)	(212,553,889)	120,516,804
Net realized and unrealized gain (loss)	(72,163,780)	(522,345,918)	(255,046,471)	92,406,116

Net increase (decrease) in net assets resulting from operations	$(78,756,193)	$(529,574,393)	$(268,182,752)	$78,012,045

Net increase (decrease) in net assets per Share	$(0.23)	$(1.49)	$(0.79)	$0.22

See notes to financial statements.

iShares Silver Trust

Statements of Changes in Net Assets (Unaudited)

For the six months ended June 30, 2018 and the year ended December 31, 2017

	Six Months Ended	Year Ended
	June 30, 2018	December 31, 2017
Net Assets, Beginning of Period	$5,405,193,851	$5,541,130,643

Operations:
Net investment loss	(13,136,281)	(28,299,587)
Net realized loss	(42,492,582)	(92,120,817)
Net change in unrealized appreciation/depreciation	(212,553,889)	337,891,452
Net increase (decrease) in net assets resulting from operations	(268,182,752)	217,471,048

Capital Share Transactions:
Contributions for Shares issued	587,710,858	873,170,446
Distributions for Shares redeemed	(557,768,350)	(1,226,578,286)
Net increase (decrease) in net assets from capital share transactions	29,942,508	(353,407,840)

Decrease in net assets	(238,240,244)	(135,936,792)

Net Assets, End of Period	$5,166,953,607	$5,405,193,851

Shares issued and redeemed
Shares issued	37,900,000	55,800,000
Shares redeemed	(35,100,000)	(75,950,000)
Net increase (decrease) in Shares issued and outstanding	2,800,000	(20,150,000)

See notes to financial statements.

iShares Silver Trust

Statements of Cash Flows (Unaudited)

For the six months ended June 30, 2018 and 2017

	Six Months Ended June 30,
	2018	2017
Cash Flows from Operating Activities
Proceeds from silver bullion sold to pay expenses	$13,189,884	$14,391,316
Expenses – Sponsor’s fees paid	(13,189,884)	(14,391,316)
Net cash provided by operating activities	—	—
Increase (decrease) in cash	—	—
Cash, beginning of period	—	—
Cash, end of period	$—	$—

Reconciliation of Net Increase (Decrease) in Net Assets Resulting from Operations to Net Cash Provided by (Used in) Operating Activities
Net increase (decrease) in net assets resulting from operations	$(268,182,752)	$78,012,045
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by (used in) operating activities:
Proceeds from silver bullion sold to pay expenses	13,189,884	14,391,316
Net realized (gain) loss	42,492,582	28,110,688
Net change in unrealized appreciation/depreciation	212,553,889	(120,516,804)
Change in operating assets and liabilities:
Sponsor’s fees payable	(53,603)	2,755
Net cash provided by (used in) operating activities	$—	$—

Supplemental disclosure of non-cash information:
Silver bullion contributed for Shares issued	$587,710,858	$468,480,450
Silver bullion distributed for Shares redeemed	$(557,768,350)	$(496,692,867)

See notes to financial statements.

iShares Silver Trust
Schedules of Investments (Unaudited)
At June 30, 2018 and December 31, 2017

June 30, 2018

Description	Ounces	Cost	Fair Value
Silver bullion	322,465,714	$5,806,008,238	$5,169,125,403

Total Investment – 100.04%			5,169,125,403
Less Liabilities – (0.04)%			(2,171,796)
Net Assets – 100.00%			$5,166,953,607

December 31, 2017

Description	Ounces	Cost	Fair Value
Silver bullion	320,629,662	$5,831,748,196	$5,407,419,250

Total Investment – 100.04%			5,407,419,250
Less Liabilities – (0.04)%			(2,225,399)
Net Assets – 100.00%			$5,405,193,851

See notes to financial statements.

iShares Silver Trust

Notes to Financial Statements (Unaudited)

June 30, 2018

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

Gain or loss on sales of silver bullion is calculated on a trade date basis using the average cost method.

The following tables summarize activity in silver bullion for the three months ended June 30, 2018 and 2017:

Three Months Ended June 30, 2018	Ounces	Cost	Fair Value	Realized Gain (Loss)
Beginning balance	319,012,097	$5,786,442,301	$5,193,516,929	$—
Silver bullion contributed	24,760,653	404,809,725	404,809,725	—
Silver bullion distributed	(20,901,664)	(377,908,569)	(350,390,495)	(27,518,074)
Silver bullion sold to pay expenses	(405,372)	(7,335,219)	(6,646,976)	(688,243)
Net realized loss	—	—	(28,206,317)	—
Net change in unrealized appreciation/depreciation	—	—	(43,957,463)	—
Ending balance	322,465,714	$5,806,008,238	$5,169,125,403	$(28,206,317)

Three Months Ended June 30, 2017	Ounces	Cost	Fair Value	Realized Gain (Loss)
Beginning balance	330,326,197	$6,097,115,732	$5,965,691,104	$—
Silver bullion contributed	22,664,845	384,309,070	384,309,070	—
Silver bullion distributed	(12,964,321)	(238,657,456)	(227,021,615)	(11,635,841)
Silver bullion sold to pay expenses	(421,510)	(7,765,928)	(7,334,817)	(431,111)
Net realized loss	—	—	(12,066,952)	—
Net change in unrealized appreciation/depreciation	—	—	(510,278,966)	—
Ending balance	339,605,211	$6,235,001,418	$5,593,297,824	$(12,066,952)

The following tables summarize activity in silver bullion for the six months ended June 30, 2018 and 2017:

Six Months Ended June 30, 2018	Ounces	Cost	Fair Value	Realized Gain (Loss)
Beginning balance	320,629,662	$5,831,748,196	$5,407,419,250	$—
Silver bullion contributed	35,696,104	587,710,858	587,710,858	—
Silver bullion distributed	(33,066,784)	(599,066,227)	(557,768,350)	(41,297,877)
Silver bullion sold to pay expenses	(793,268)	(14,384,589)	(13,189,884)	(1,194,705)
Net realized loss	—	—	(42,492,582)	—
Net change in unrealized appreciation/depreciation	—	—	(212,553,889)	—
Ending balance	322,465,714	$5,806,008,238	$5,169,125,403	$(42,492,582)

Six Months Ended June 30, 2017	Ounces	Cost	Fair Value	Realized Gain (Loss)
Beginning balance	341,348,242	$6,305,715,839	$5,543,495,441	$—
Silver bullion contributed	27,495,599	468,480,450	468,480,450	—
Silver bullion distributed	(28,407,461)	(523,862,367)	(496,692,867)	(27,169,500)
Silver bullion sold to pay expenses	(831,169)	(15,332,504)	(14,391,316)	(941,188)
Net realized loss	—	—	(28,110,688)	—
Net change in unrealized appreciation/depreciation	—	—	120,516,804	—
Ending balance	339,605,211	$6,235,001,418	$5,593,297,824	$(28,110,688)

C.	Calculation of Net Asset Value

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

The Sponsor has reviewed the tax positions as of June 30, 2018 and has determined that no provision for income tax is required in the Trust’s financial statements.

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

8 - Financial Highlights

The following financial highlights relate to investment performance and operations for a Share outstanding for the three and six months ended June 30, 2018 and 2017.

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Net asset value per Share, beginning of period	$15.34	$17.10	$15.91	$15.40

Net investment loss(a)	(0.02)	(0.02)	(0.04)	(0.04)
Net realized and unrealized gain (loss)(b)	(0.24)	(1.50)	(0.79)	0.22
Net increase (decrease) in net assets from operations	(0.26)	(1.52)	(0.83)	0.18
Net asset value per Share, end of period	$15.08	$15.58	$15.08	$15.58

Total return, at net asset value(c)(d)	(1.69)%	(8.89)%	(5.22)%	1.17%

Ratio to average net assets:
Net investment loss(e)	(0.50)%	(0.50)%	(0.50)%	(0.50)%
Expenses(e)	0.50%	0.50%	0.50%	0.50%

(a)	Based on average Shares outstanding during the period.
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

At June 30, 2018 and December 31, 2017, the value of the silver bullion held by the Trust is categorized as Level 1.

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

Valuation of Silver Bullion; Computation of Net Asset Value

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

Results of Operations

The Quarter Ended June 30, 2018

The Trust’s net asset value fell from $5,191,290,570 at March 31, 2018 to $5,166,953,607 at June 30, 2018, a 0.47% decrease. The decrease in the Trust’s net asset value resulted primarily from a decrease in the LBMA Silver Price, which fell 1.54% from $16.28 at March 31, 2018 to $16.03 at June 30, 2018. The decrease in the Trust’s net asset value was partially offset by an increase in the number of outstanding Shares, which rose from 338,450,000 Shares at March 31, 2018 to 342,550,000 Shares at June 30, 2018, a consequence of 26,300,000 Shares (526 Baskets) being created and 22,200,000 Shares (444 Baskets) being redeemed during the quarter.

The 1.69% decline in the Trust’s NAV from $15.34 at March 31, 2018 to $15.08 at June 30, 2018 is directly related to the 1.54% decrease in the price of silver.

The Trust’s NAV decreased slightly more than the price of silver on a percentage basis due to the Sponsor’s fees, which were $6,592,413 for the quarter, or 0.12% of the Trust’s average weighted assets of $5,288,081,767 during the quarter. The NAV of $16.21 on June 15, 2018 was the highest during the quarter, compared with a low during the quarter of $15.08 on June 29, 2018.

Net decrease in net assets resulting from operations for the quarter was $78,756,193, resulting from an unrealized loss on investment in silver bullion of $43,957,463, a net investment loss of $6,592,413, a net realized loss of $688,243 from silver bullion sold to pay expenses and a net realized loss of $27,518,074 on silver bullion distributed for the redemption of Shares. Other than the Sponsor’s fees of $6,592,413, the Trust had no expenses during the quarter.

The Six-Month Period Ended June 30, 2018

The Trust’s net asset value fell from $5,405,193,851 at December 31, 2017 to $5,166,953,607 at June 30, 2018, a 4.41% decrease. The decrease in the Trust’s net asset value resulted primarily from a decrease in the LBMA Silver Price, which fell 4.98% from $16.87 at December 31, 2017 to $16.03 at June 30, 2018. The decrease in the Trust’s net asset value was partially offset by an increase in the number of outstanding Shares, which rose from 339,750,000 Shares at December 31, 2017 to 342,550,000 Shares at June 30, 2018, a consequence of 37,900,000 Shares (758 Baskets) being created and 35,100,000 Shares (702 Baskets) being redeemed during the period.

The 5.22% decline in the Trust’s NAV from $15.91 at December 31, 2017 to $15.08 at June 30, 2018 is directly related to the 4.98% decrease in the price of silver.

The Trust’s NAV decreased slightly more than the price of silver on a percentage basis due to the Sponsor’s fees, which were $13,136,281 for the period, or 0.25% of the Trust’s average weighted assets of $5,296,694,669 during the period. The NAV of $16.52 on January 25, 2018 was the highest during the period, compared with a low during the period of $15.08 on June 29, 2018.

Net decrease in net assets resulting from operations for the period was $268,182,752, resulting from an unrealized loss on investment in silver bullion of $212,553,889, a net investment loss of $13,136,281, a net realized loss of $1,194,705 from silver bullion sold to pay expenses and a net realized loss of $41,297,877 on silver bullion distributed for the redemption of Shares. Other than the Sponsor’s fees of $13,136,281, the Trust had no expenses during the period.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

a) None.

b) Not applicable.

c) 22,200,000 Shares (444 Baskets) were redeemed during the quarter ended June 30, 2018.

Period	Total Number of Shares Redeemed	Average Ounces of Silver Paid Per Share
04/01/18 to 04/30/18	5,200,000	$0.9419
05/01/18 to 05/31/18	7,000,000	0.9416
06/01/18 to 06/30/18	10,000,000	0.9412
Total	22,200,000	$0.9415

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

Sponsor of the iShares Silver Trust (registrant)

/s/ Paul Lohrey
Paul Lohrey
Director, President and Chief Executive Officer
(Principal executive officer)

Date:	August 6, 2018

/s/ Jack Gee
Jack Gee Director and Chief Financial Officer (Principal financial and accounting officer)

Date:	August 6, 2018

*     The registrant is a trust and the persons are signing in their respective capacities as officers of iShares Delaware Trust Sponsor LLC, the Sponsor of the registrant.