Form 10-Q
period 2018-09-30
iShares Silver Trust
filed 2018-11-06
CIK 1330568

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2018

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

iShares Silver Trust
Statements of Assets and Liabilities (Unaudited)
At September 30, 2018 and December 31, 2017

	September 30,	December 31,
	2018	2017
Assets
Investment in silver bullion, at fair value(a)	$4,764,234,916	$5,407,419,250
Total Assets	4,764,234,916	5,407,419,250

Liabilities
Sponsor’s fees payable	1,960,217	2,225,399
Total Liabilities	1,960,217	2,225,399

Commitments and contingent liabilities (Note 6)	—	—

Net Assets	$4,762,274,699	$5,405,193,851

Shares issued and outstanding(b)	354,250,000	339,750,000
Net asset value per Share (Note 2C)	$13.44	$15.91

(a)	Cost of investment in silver bullion: $5,939,485,807 and $5,831,748,196, respectively.
(b)	No par value, unlimited amount authorized.

See notes to financial statements.

iShares Silver Trust

Statements of Operations (Unaudited)

For the three and nine months ended September 30, 2018 and 2017

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
Expenses
Sponsor’s fees	$6,235,371	$7,129,498	$19,371,652	$21,523,569
Total expenses	6,235,371	7,129,498	19,371,652	21,523,569
Net investment loss	(6,235,371)	(7,129,498)	(19,371,652)	(21,523,569)

Net Realized and Unrealized Gain (Loss)
Net realized gain (loss) from:
Silver bullion sold to pay expenses	(1,160,169)	(596,586)	(2,354,874)	(1,537,774)
Silver bullion distributed for the redemption of Shares	(24,507,624)	(32,222,429)	(65,805,501)	(59,391,929)
Net realized loss	(25,667,793)	(32,819,015)	(68,160,375)	(60,929,703)
Net change in unrealized appreciation/depreciation	(538,368,056)	178,415,473	(750,921,945)	298,932,277
Net realized and unrealized gain (loss)	(564,035,849)	145,596,458	(819,082,320)	238,002,574

Net increase (decrease) in net assets resulting from operations	$(570,271,220)	$138,466,960	$(838,453,972)	$216,479,005

Net increase (decrease) in net assets per Share(a)	$(1.63)	$0.39	$(2.45)	$0.61

(a)	Net increase (decrease) in net assets per Share based on average shares outstanding during the period.

See notes to financial statements.

iShares Silver Trust

Statements of Changes in Net Assets (Unaudited)

For the nine months ended September 30, 2018 and the year ended December 31, 2017

	Nine Months Ended	Year Ended
	September 30, 2018	December 31, 2017
Net Assets, Beginning of Period	$5,405,193,851	$5,541,130,643

Operations:
Net investment loss	(19,371,652)	(28,299,587)
Net realized loss	(68,160,375)	(92,120,817)
Net change in unrealized appreciation/depreciation	(750,921,945)	337,891,452
Net increase (decrease) in net assets resulting from operations	(838,453,972)	217,471,048

Capital Share Transactions:
Contributions for Shares issued	880,252,487	873,170,446
Distributions for Shares redeemed	(684,717,667)	(1,226,578,286)
Net increase (decrease) in net assets from capital share transactions	195,534,820	(353,407,840)

Decrease in net assets	(642,919,152)	(135,936,792)

Net Assets, End of Period	$4,762,274,699	$5,405,193,851

Shares issued and redeemed
Shares issued	58,600,000	55,800,000
Shares redeemed	(44,100,000)	(75,950,000)
Net increase (decrease) in Shares issued and outstanding	14,500,000	(20,150,000)

See notes to financial statements.

iShares Silver Trust

Statements of Cash Flows (Unaudited)

For the nine months ended September 30, 2018 and 2017

	Nine Months Ended September 30,
	2018	2017
Cash Flows from Operating Activities
Proceeds from silver bullion sold to pay expenses	$19,636,834	$21,537,444
Expenses – Sponsor’s fees paid	(19,636,834)	(21,537,444)
Net cash provided by operating activities	—	—
Increase (decrease) in cash	—	—
Cash, beginning of period	—	—
Cash, end of period	$—	$—

Reconciliation of Net Increase (Decrease) in Net Assets Resulting from Operations to Net Cash Provided by (Used in) Operating Activities
Net increase (decrease) in net assets resulting from operations	$(838,453,972)	$216,479,005
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by (used in) operating activities:
Proceeds from silver bullion sold to pay expenses	19,636,834	21,537,444
Net realized (gain) loss	68,160,375	60,929,703
Net change in unrealized appreciation/depreciation	750,921,945	(298,932,277)
Change in operating assets and liabilities:
Sponsor’s fees payable	(265,182)	(13,875)
Net cash provided by (used in) operating activities	$—	$—

Supplemental disclosure of non-cash information:
Silver bullion contributed for Shares issued	$880,252,487	$649,149,108
Silver bullion distributed for Shares redeemed	$(684,717,667)	$(899,979,662)

See notes to financial statements.

iShares Silver Trust
Schedules of Investments (Unaudited)
At September 30, 2018 and December 31, 2017

September 30, 2018

Description	Ounces	Cost	Fair Value
Silver bullion	333,046,831	$5,939,485,807	$4,764,234,916

Total Investment – 100.04%			4,764,234,916
Less Liabilities – (0.04)%			(1,960,217)
Net Assets – 100.00%			$4,762,274,699

December 31, 2017

Description	Ounces	Cost	Fair Value
Silver bullion	320,629,662	$5,831,748,196	$5,407,419,250

Total Investment – 100.04%			5,407,419,250
Less Liabilities – (0.04)%			(2,225,399)
Net Assets – 100.00%			$5,405,193,851

See notes to financial statements.

iShares Silver Trust

Notes to Financial Statements (Unaudited)

September 30, 2018

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

Gain or loss on sales of silver bullion is calculated on a trade date basis using the average cost method.

The following tables summarize activity in silver bullion for the three months ended September 30, 2018 and 2017:

Three Months Ended September 30, 2018	Ounces	Cost	Fair Value	Realized Gain (Loss)
Beginning balance	322,465,714	$5,806,008,238	$5,169,125,403	$—
Silver bullion contributed	19,467,176	292,541,629	292,541,629	—
Silver bullion distributed	(8,462,245)	(151,456,941)	(126,949,317)	(24,507,624)
Silver bullion sold to pay expenses	(423,814)	(7,607,119)	(6,446,950)	(1,160,169)
Net realized loss	—	—	(25,667,793)	—
Net change in unrealized appreciation/depreciation	—	—	(538,368,056)	—
Ending balance	333,046,831	$5,939,485,807	$4,764,234,916	$(25,667,793)

Three Months Ended September 30, 2017	Ounces	Cost	Fair Value	Realized Gain (Loss)
Beginning balance	339,605,211	$6,235,001,418	$5,593,297,824	$—
Silver bullion contributed	11,392,577	180,668,658	180,668,658	—
Silver bullion distributed	(23,817,516)	(435,509,224)	(403,286,795)	(32,222,429)
Silver bullion sold to pay expenses	(422,857)	(7,742,714)	(7,146,128)	(596,586)
Net realized loss	—	—	(32,819,015)	—
Net change in unrealized appreciation/depreciation	—	—	178,415,473	—
Ending balance	326,757,415	$5,972,418,138	$5,509,130,017	$(32,819,015)

The following tables summarize activity in silver bullion for the nine months ended September 30, 2018 and 2017:

Nine Months Ended September 30, 2018	Ounces	Cost	Fair Value	Realized Gain (Loss)
Beginning balance	320,629,662	$5,831,748,196	$5,407,419,250	$—
Silver bullion contributed	55,163,280	880,252,487	880,252,487	—
Silver bullion distributed	(41,529,029)	(750,523,168)	(684,717,667)	(65,805,501)
Silver bullion sold to pay expenses	(1,217,082)	(21,991,708)	(19,636,834)	(2,354,874)
Net realized loss	—	—	(68,160,375)	—
Net change in unrealized appreciation/depreciation	—	—	(750,921,945)	—
Ending balance	333,046,831	$5,939,485,807	$4,764,234,916	$(68,160,375)

Nine Months Ended September 30, 2017	Ounces	Cost	Fair Value	Realized Gain (Loss)
Beginning balance	341,348,242	$6,305,715,839	$5,543,495,441	$—
Silver bullion contributed	38,888,176	649,149,108	649,149,108	—
Silver bullion distributed	(52,224,977)	(959,371,591)	(899,979,662)	(59,391,929)
Silver bullion sold to pay expenses	(1,254,026)	(23,075,218)	(21,537,444)	(1,537,774)
Net realized loss	—	—	(60,929,703)	—
Net change in unrealized appreciation/depreciation	—	—	298,932,277	—
Ending balance	326,757,415	$5,972,418,138	$5,509,130,017	$(60,929,703)

C.	Calculation of Net Asset Value

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

The Sponsor has analyzed applicable tax laws and regulations and their application to the Trust as of September 30, 2018 and does not believe that there are any uncertain tax positions that require recognition of a tax liability.

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

8 - Financial Highlights

The following financial highlights relate to investment performance and operations for a Share outstanding for the three and nine months ended September 30, 2018 and 2017.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Net asset value per Share, beginning of period	$15.08	$15.58	$15.91	$15.40

Net investment loss(a)	(0.02)	(0.02)	(0.06)	(0.06)
Net realized and unrealized gain (loss)(b)	(1.62)	0.36	(2.41)	0.58
Net increase (decrease) in net assets from operations	(1.64)	0.34	(2.47)	0.52
Net asset value per Share, end of period	$13.44	$15.92	$13.44	$15.92

Total return, at net asset value(c)(d)	(10.88%)	2.18%	(15.52%)	3.38%

Ratio to average net assets:
Net investment loss(e)	(0.50%)	(0.50%)	(0.50%)	(0.50%)
Expenses(e)	0.50%	0.50%	0.50%	0.50%

(a)	Based on average Shares outstanding during the period.
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

At September 30, 2018 and December 31, 2017, the value of the silver bullion held by the Trust is categorized as Level 1.

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

Critical Accounting Policies

The financial statements and accompanying notes are prepared in accordance with generally accepted accounting principles in the United States of America. The preparation of these financial statements relies on estimates and assumptions that impact the Trust’s financial position and results of operations. These estimates and assumptions affect the Trust’s application of accounting policies. A description of the valuation of silver bullion, a critical accounting policy that the Trust believes is important to understanding its results of operations and financial position, is provided in the section entitled “Valuation of Silver Bullion; Computation of Net Asset Value” above. In addition, please refer to Note 2 to the financial statements included in this report for further discussion of the Trust’s accounting policies.

Results of Operations

The Quarter Ended September 30, 2018

The Trust’s net asset value fell from $5,166,953,607 at June 30, 2018 to $4,762,274,699 at September 30, 2018, a 7.83% decrease. The decrease in the Trust’s net asset value resulted primarily from a decrease in the LBMA Silver Price, which fell 10.73% from $16.03 at June 30, 2018 to $14.31 at September 30, 2018. The decrease in the Trust’s net asset value was partially offset by an increase in the number of outstanding Shares, which rose from 342,550,000 Shares at June 30, 2018 to 354,250,000 Shares at September 30, 2018, a consequence of 20,700,000 Shares (414 Baskets) being created and 9,000,000 Shares (180 Baskets) being redeemed during the quarter.

The 10.88% decline in the Trust’s NAV from $15.08 at June 30, 2018 to $13.44 at September 30, 2018 is directly related to the 10.73% decrease in the price of silver.

The Trust’s NAV decreased slightly more than the price of silver on a percentage basis due to the Sponsor’s fees, which were $6,235,371 for the quarter, or 0.13% of the Trust’s average weighted assets of $4,943,209,120 during the quarter. The NAV of $15.25 on July 9, 2018 was the highest during the quarter, compared with a low during the quarter of $13.28 on September 11, 2018.

Net decrease in net assets resulting from operations for the quarter was $570,271,220, resulting from an unrealized loss on investment in silver bullion of $538,368,056, a net investment loss of $6,235,371, a net realized loss of $1,160,169 from silver bullion sold to pay expenses and a net realized loss of $24,507,624 on silver bullion distributed for the redemption of Shares. Other than the Sponsor’s fees of $6,235,371, the Trust had no expenses during the quarter.

The Nine-Month Period Ended September 30, 2018

The Trust’s net asset value fell from $5,405,193,851 at December 31, 2017 to $4,762,274,699 at September 30, 2018, an 11.89% decrease. The decrease in the Trust’s net asset value resulted primarily from a decrease in the LBMA Silver Price, which fell 15.17% from $16.87 at December 31, 2017 to $14.31 at September 30, 2018. The decrease in the Trust’s net asset value was partially offset by an increase in the number of outstanding Shares, which rose from 339,750,000 Shares at December 31, 2017 to 354,250,000 Shares at September 30, 2018, a consequence of 58,600,000 Shares (1,172 Baskets) being created and 44,100,000 Shares (882 Baskets) being redeemed during the period.

The 15.52% decline in the Trust’s NAV from $15.91 at December 31, 2017 to $13.44 at September 30, 2018 is directly related to the 15.17% decrease in the price of silver.

The Trust’s NAV decreased slightly more than the price of silver on a percentage basis due to the Sponsor’s fees, which were $19,371,652 for the period, or 0.37% of the Trust’s average weighted assets of $5,177,571,334 during the period. The NAV of $16.52 on January 25, 2018 was the highest during the period, compared with a low during the period of $13.28 on September 11, 2018.

Net decrease in net assets resulting from operations for the period was $838,453,972, resulting from an unrealized loss on investment in silver bullion of $750,921,945, a net investment loss of $19,371,652, a net realized loss of $2,354,874 from silver bullion sold to pay expenses and a net realized loss of $65,805,501 on silver bullion distributed for the redemption of Shares. Other than the Sponsor’s fees of $19,371,652, the Trust had no expenses during the period.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

a) None.

b) Not applicable.

c) 9,000,000 Shares (180 Baskets) were redeemed during the quarter ended September 30, 2018.

Period	Total Number of Shares Redeemed	Average Ounces of Silver Paid Per Share
07/01/18 to 07/31/18	1,850,000	$0.9407
08/01/18 to 08/31/18	3,300,000	0.9405
09/01/18 to 09/30/18	3,850,000	0.9398
Total	9,000,000	$0.9402

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

Sponsor of the iShares Silver Trust (registrant)

/s/ Paul Lohrey
Paul Lohrey
Director, President and Chief Executive Officer
(Principal executive officer)

Date:	November 6, 2018

/s/ Jack Gee
Jack Gee
Director and Chief Financial Officer
(Principal financial and accounting officer)

Date:	November 6, 2018

*	The registrant is a trust and the persons are signing in their respective capacities as officers of iShares Delaware Trust Sponsor LLC, the Sponsor of the registrant.