Form 10-Q
period 2019-03-31
iShares Silver Trust
filed 2019-05-07
CIK 1330568

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2019

or

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Shares	SLV	NYSE Arca, Inc.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

iShares Silver Trust
Statements of Assets and Liabilities (Unaudited)
At March 31, 2019 and December 31, 2018

	March 31,	December 31,
	2019	2018
Assets
Investment in silver bullion, at fair value(a)	$4,670,448,601	$4,906,017,787
Total Assets	4,670,448,601	4,906,017,787

Liabilities
Sponsor’s fees payable	2,016,964	1,981,164
Total Liabilities	2,016,964	1,981,164

Commitments and contingent liabilities (Note 6)	—	—

Net Assets	$4,668,431,637	$4,904,036,623

Shares issued and outstanding(b)	329,800,000	337,850,000
Net asset value per Share (Note 2C)	$14.16	$14.52

(a)	Cost of investment in silver bullion: $5,475,186,353 and $5,641,558,156, respectively.
(b)	No par value, unlimited amount authorized.

See notes to financial statements.

iShares Silver Trust

Statements of Operations (Unaudited)

For the three months ended March 31, 2019 and 2018

	Three Months Ended March 31,
	2019	2018
Expenses
Sponsor’s fees	$5,951,914	$6,543,868
Total expenses	5,951,914	6,543,868
Net investment loss	(5,951,914)	(6,543,868)

Net Realized and Unrealized Loss
Net realized gain (loss) from:
Silver bullion sold to pay expenses	(785,783)	(506,462)
Silver bullion distributed for the redemption of Shares	(42,268,535)	(13,779,803)
Net realized loss	(43,054,318)	(14,286,265)
Net change in unrealized appreciation/depreciation	(69,197,383)	(168,596,426)
Net realized and unrealized loss	(112,251,701)	(182,882,691)

Net decrease in net assets resulting from operations	$(118,203,615)	$(189,426,559)

Net decrease in net assets per Share(a)	$(0.36)	$(0.56)

(a)	Net decrease in net assets per Share based on average shares outstanding during the period.

See notes to financial statements.

iShares Silver Trust

Statements of Changes in Net Assets (Unaudited)

For the three months ended March 31, 2019 and the year ended December 31, 2018

	Three Months Ended	Year Ended
	March 31, 2019	December 31, 2018
Net Assets, Beginning of Period	$4,904,036,623	$5,405,193,851

Operations:
Net investment loss	(5,951,914)	(25,335,523)
Net realized loss	(43,054,318)	(135,779,475)
Net change in unrealized appreciation/depreciation	(69,197,383)	(311,211,423)
Net decrease in net assets resulting from operations	(118,203,615)	(472,326,421)

Capital Share Transactions:
Contributions for Shares issued	185,279,712	954,051,929
Distributions for Shares redeemed	(302,681,083)	(982,882,736)
Net decrease in net assets from capital share transactions	(117,401,371)	(28,830,807)

Decrease in net assets	(235,604,986)	(501,157,228)

Net Assets, End of Period	$4,668,431,637	$4,904,036,623

Shares issued and redeemed
Shares issued	12,650,000	64,000,000
Shares redeemed	(20,700,000)	(65,900,000)
Net decrease in Shares issued and outstanding	(8,050,000)	(1,900,000)

See notes to financial statements.

iShares Silver Trust

Statements of Cash Flows (Unaudited)

For the three months ended March 31, 2019 and 2018

	Three Months Ended March 31,
	2019	2018
Cash Flows from Operating Activities
Proceeds from silver bullion sold to pay expenses	$5,916,114	$6,542,908
Expenses – Sponsor’s fees paid	(5,916,114)	(6,542,908)
Net cash provided by operating activities	—	—
Increase (decrease) in cash	—	—
Cash, beginning of period	—	—
Cash, end of period	$—	$—

Reconciliation of Net Increase (Decrease) in Net Assets Resulting from Operations to Net Cash Provided by (Used in) Operating Activities
Net decrease in net assets resulting from operations	$(118,203,615)	$(189,426,559)
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by (used in) operating activities:
Proceeds from silver bullion sold to pay expenses	5,916,114	6,542,908
Net realized (gain) loss	43,054,318	14,286,265
Net change in unrealized appreciation/depreciation	69,197,383	168,596,426
Change in operating assets and liabilities:
Sponsor’s fees payable	35,800	960
Net cash provided by (used in) operating activities	$—	$—

Supplemental disclosure of non-cash information:
Silver bullion contributed for Shares issued	$185,279,712	$182,901,133
Silver bullion distributed for Shares redeemed	$(302,681,083)	$(207,377,855)

See notes to financial statements.

iShares Silver Trust
Schedules of Investments (Unaudited)
At March 31, 2019 and December 31, 2018

March 31, 2019

Description	Ounces	Cost	Fair Value
Silver bullion	309,301,232	$5,475,186,353	$4,670,448,601

Total Investment — 100.04%			4,670,448,601
Less Liabilities — (0.04)%			(2,016,964)
Net Assets — 100.00%			$4,668,431,637

December 31, 2018

Description	Ounces	Cost	Fair Value
Silver bullion	317,233,610	$5,641,558,156	$4,906,017,787

Total Investment — 100.04%			4,906,017,787
Less Liabilities — (0.04)%			(1,981,164)
Net Assets — 100.00%			$4,904,036,623

See notes to financial statements.

iShares Silver Trust

Notes to Financial Statements (Unaudited)

March 31, 2019

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

The accompanying unaudited financial statements were prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”) for interim financial information and with the instructions for Form 10-Q and the rules and regulations of the U.S. Securities and Exchange Commission (the “SEC”). In the opinion of management, all material adjustments, consisting only of normal recurring adjustments considered necessary for a fair statement of the interim period financial statements, have been made. Interim period results are not necessarily indicative of results for a full-year period. These financial statements and the notes thereto should be read in conjunction with the Trust’s financial statements included in its Annual Report on Form 10-K for the year ended December 31, 2018, as filed with the SEC on February 28, 2019.

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

Gain or loss on sales of silver bullion is calculated on a trade date basis using the average cost method.

The following tables summarize activity in silver bullion for the three months ended March 31, 2019 and 2018:

Three Months Ended March 31, 2019	Ounces	Cost	Fair Value	Realized Gain (Loss)
Beginning balance	317,233,610	$5,641,558,156	$4,906,017,787	$—
Silver bullion contributed	11,866,072	185,279,712	185,279,712	—
Silver bullion distributed	(19,420,968)	(344,949,618)	(302,681,083)	(42,268,535)
Silver bullion sold to pay expenses	(377,482)	(6,701,897)	(5,916,114)	(785,783)
Net realized loss	—	—	(43,054,318)	—
Net change in unrealized appreciation/depreciation	—	—	(69,197,383)	—
Ending balance	309,301,232	$5,475,186,353	$4,670,448,601	$(43,054,318)

Three Months Ended March 31, 2018	Ounces	Cost	Fair Value	Realized Gain (Loss)
Beginning balance	320,629,662	$5,831,748,196	$5,407,419,250	$—
Silver bullion contributed	10,935,451	182,901,133	182,901,133	—
Silver bullion distributed	(12,165,120)	(221,157,658)	(207,377,855)	(13,779,803)
Silver bullion sold to pay expenses	(387,896)	(7,049,370)	(6,542,908)	(506,462)
Net realized loss	—	—	(14,286,265)	—
Net change in unrealized appreciation/depreciation	—	—	(168,596,426)	—
Ending balance	319,012,097	$5,786,442,301	$5,193,516,929	$(14,286,265)

C.	Calculation of Net Asset Value

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

The Sponsor has analyzed applicable tax laws and regulations and their application to the Trust as of March 31, 2019 and does not believe that there are any uncertain tax positions that require recognition of a tax liability.

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

8 - Financial Highlights

The following financial highlights relate to investment performance and operations for a Share outstanding for the three months ended March 31, 2019 and 2018.

	Three Months Ended March 31,
	2019	2018
Net asset value per Share, beginning of period	$14.52	$15.91

Net investment loss(a)	(0.02)	(0.02)
Net realized and unrealized loss(b)	(0.34)	(0.55)
Net decrease in net assets from operations	(0.36)	(0.57)
Net asset value per Share, end of period	$14.16	$15.34

Total return, at net asset value(c)(d)	(2.48)%	(3.58)%

Ratio to average net assets:
Net investment loss(e)	(0.50)%	(0.50)%
Expenses(e)	0.50%	0.50%

(a)	Based on average Shares outstanding during the period.
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

At March 31, 2019 and December 31, 2018, the value of the silver bullion held by the Trust is categorized as Level 1.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This information should be read in conjunction with the financial statements and notes to financial statements included in Item 1 of Part I of this Form 10‑Q. The discussion and analysis that follows may contain statements that relate to future events or future performance. In some cases, such forward‑looking statements can be identified by terminology such as “may,” “should,” “could,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “potential” or the negative of these terms or other comparable terminology. These statements are only predictions. Actual events or results may differ materially. These statements are based upon certain assumptions and analyses made by the Sponsor on the basis of its perception of historical trends, current conditions and expected future developments, as well as other factors it believes are appropriate in the circumstances. Whether or not actual results and developments will conform to the Sponsor’s expectations and predictions, however, is subject to a number of risks and uncertainties, including the special considerations discussed below, general economic, market and business conditions, changes in laws or regulations, including those concerning taxes, made by governmental authorities or regulatory bodies, and other world economic and political developments. Neither the Trust nor the Sponsor is under a duty to update any of the forward‑looking statements to conform such statements to actual results or to a change in the Sponsor’s expectations or predictions.

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

Results of Operations

The Quarter Ended March 31, 2019

The Trust’s net asset value fell from $4,904,036,623 at December 31, 2018 to $4,668,431,637 at March 31, 2019, a 4.80% decrease. The decrease in the Trust’s net asset value resulted primarily from a decrease in the LBMA Silver Price, which fell 2.39% from $15.47 at December 31, 2018 to $15.10 at March 31, 2019. The decrease in the Trust’s net asset value was also affected by a decrease in outstanding Shares, which fell from 337,850,000 Shares at December 31, 2018 to 329,800,000 Shares at March 31, 2019, a consequence of 12,650,000 Shares (253 Baskets) being created and 20,700,000 Shares (414 Baskets) being redeemed during the quarter.

The 2.48% decline in the Trust’s NAV from $14.52 at December 31, 2018 to $14.16 at March 31, 2019 is directly related to the 2.39% decrease in the price of silver.

The Trust’s NAV decreased slightly more than the price of silver on a percentage basis due to the Sponsor’s fees, which were $5,951,914 for the quarter, or 0.12% of the Trust’s average weighted assets of $4,825,178,059 during the quarter. The NAV of $15.08 on January 31, 2019 was the highest during the quarter, compared with a low during the quarter of $14.14 on March 7, 2019.

Net decrease in net assets resulting from operations for the quarter was $118,203,615, resulting from an unrealized loss on investment in silver bullion of $69,197,383, a net investment loss of $5,951,914, a net realized loss of $785,783 from silver bullion sold to pay expenses and a net realized loss of $42,268,535 on silver bullion distributed for the redemption of Shares. Other than the Sponsor’s fees of $5,951,914, the Trust had no expenses during the quarter.

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

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

There have been no material changes to the Risk Factors last reported under Part I, Item 1A of the registrant’s Annual Report on Form 10-K for the year ended December 31, 2018, filed with the Securities and Exchange Commission on February 28, 2019.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

a) None.

b) Not applicable.

c) 20,700,000 Shares (414 Baskets) were redeemed during the quarter ended March 31, 2019.

Period	Total Number of Shares Redeemed	Average Ounces of Silver Paid Per Share
01/01/19 to 01/31/19	12,450,000	$0.9384
02/01/19 to 02/28/19	4,550,000	0.9381
03/01/19 to 03/31/19	3,700,000	0.9377
Total	20,700,000	$0.9382

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

Sponsor of the iShares Silver Trust (registrant)

/s/ Paul Lohrey
Paul Lohrey
Director, President and Chief Executive Officer
(Principal executive officer)

Date:	May 7, 2019

/s/ Mary Cronin
Mary Cronin
Chief Financial Officer
(Principal financial and accounting officer)

Date:	May 7, 2019

*	The registrant is a trust and the persons are signing in their respective capacities as officers of iShares Delaware Trust Sponsor LLC, the Sponsor of the registrant.