Form 10-Q
period 2019-06-30
iShares Silver Trust
filed 2019-08-06
CIK 1330568

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2019

or

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

As of August 5, 2019, the Registrant had 383,500,000 Shares outstanding.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

iShares Silver Trust
Statements of Assets and Liabilities (Unaudited)
At June 30, 2019 and December 31, 2018

	June 30,	December 31,
	2019	2018
Assets
Investment in silver bullion, at fair value(a)	$4,921,091,926	$4,906,017,787
Total Assets	4,921,091,926	4,906,017,787

Liabilities
Sponsor’s fees payable	1,951,420	1,981,164
Total Liabilities	1,951,420	1,981,164

Commitments and contingent liabilities (Note 6)	—	—

Net Assets	$4,919,140,506	$4,904,036,623

Shares issued and outstanding(b)	345,200,000	337,850,000
Net asset value per Share (Note 2C)	$14.25	$14.52

(a)	Cost of investment in silver bullion: $5,667,962,993 and $5,641,558,156, respectively.
(b)	No par value, unlimited amount authorized.

See notes to financial statements.

iShares Silver Trust

Statements of Operations (Unaudited)

For the three and six months ended June 30, 2019 and 2018

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
Expenses
Sponsor’s fees	$5,821,811	$6,592,413	$11,773,725	$13,136,281
Total expenses	5,821,811	6,592,413	11,773,725	13,136,281
Net investment loss	(5,821,811)	(6,592,413)	(11,773,725)	(13,136,281)

Net Realized and Unrealized Gain (Loss)
Net realized gain (loss) from:
Silver bullion sold to pay expenses	(1,096,088)	(688,243)	(1,881,871)	(1,194,705)
Silver bullion distributed for the redemption of Shares	(16,366,108)	(27,518,074)	(58,634,643)	(41,297,877)
Net realized loss	(17,462,196)	(28,206,317)	(60,516,514)	(42,492,582)
Net change in unrealized appreciation/depreciation	57,866,685	(43,957,463)	(11,330,698)	(212,553,889)
Net realized and unrealized gain (loss)	40,404,489	(72,163,780)	(71,847,212)	(255,046,471)

Net increase (decrease) in net assets resulting from operations	$34,582,678	$(78,756,193)	$(83,620,937)	$(268,182,752)

Net increase (decrease) in net assets per Share(a)	$0.10	$(0.23)	$(0.25)	$(0.79)

(a)	Net increase (decrease) in net assets per Share based on average shares outstanding during the period.

See notes to financial statements.

iShares Silver Trust

Statements of Changes in Net Assets (Unaudited)

For the six months ended June 30, 2019

Six Months Ended
June 30, 2019
Net Assets at December 31, 2018	$4,904,036,623

Operations:
Net investment loss	(5,951,914)
Net realized loss	(43,054,318)
Net change in unrealized appreciation/depreciation	(69,197,383)
Net decrease in net assets resulting from operations	(118,203,615)

Capital Share Transactions:
Contributions for Shares issued	185,279,712
Distributions for Shares redeemed	(302,681,083)
Net decrease in net assets from capital share transactions	(117,401,371)

Decrease in net assets	(235,604,986)

Net Assets at March 31, 2019	$4,668,431,637

Operations:
Net investment loss	(5,821,811)
Net realized loss	(17,462,196)
Net change in unrealized appreciation/depreciation	57,866,685
Net increase in net assets resulting from operations	34,582,678

Capital Share Transactions:
Contributions for Shares issued	300,557,309
Distributions for Shares redeemed	(84,431,118)
Net increase in net assets from capital share transactions	216,126,191

Increase in net assets	250,708,869

Net Assets at June 30, 2019	$4,919,140,506

Shares issued and redeemed
Shares issued	34,150,000
Shares redeemed	(26,800,000)
Net increase in Shares issued and outstanding	7,350,000

See notes to financial statements.

iShares Silver Trust

Statements of Changes in Net Assets (Unaudited)

For the six months ended June 30, 2018

Six Months Ended
June 30, 2018
Net Assets at December 31, 2017	$5,405,193,851

Operations:
Net investment loss	(6,543,868)
Net realized loss	(14,286,265)
Net change in unrealized appreciation/depreciation	(168,596,426)
Net decrease in net assets resulting from operations	(189,426,559)

Capital Share Transactions:
Contributions for Shares issued	182,901,133
Distributions for Shares redeemed	(207,377,855)
Net decrease in net assets from capital share transactions	(24,476,722)

Decrease in net assets	(213,903,281)

Net Assets at March 31, 2018	$5,191,290,570

Operations:
Net investment loss	(6,592,413)
Net realized loss	(28,206,317)
Net change in unrealized appreciation/depreciation	(43,957,463)
Net decrease in net assets resulting from operations	(78,756,193)

Capital Share Transactions:
Contributions for Shares issued	404,809,725
Distributions for Shares redeemed	(350,390,495)
Net increase in net assets from capital share transactions	54,419,230

Decrease in net assets	(24,336,963)

Net Assets at June 30, 2018	$5,166,953,607

Shares issued and redeemed
Shares issued	37,900,000
Shares redeemed	(35,100,000)
Net increase in Shares issued and outstanding	2,800,000

See notes to financial statements.

iShares Silver Trust

Statements of Cash Flows (Unaudited)

For the six months ended June 30, 2019 and 2018

	Six Months Ended June 30,
	2019	2018
Cash Flows from Operating Activities
Proceeds from silver bullion sold to pay expenses	$11,803,469	$13,189,884
Expenses – Sponsor’s fees paid	(11,803,469)	(13,189,884)
Net cash provided by operating activities	—	—
Increase (decrease) in cash	—	—
Cash, beginning of period	—	—
Cash, end of period	$—	$—

Reconciliation of Net Increase (Decrease) in Net Assets Resulting from Operations to Net Cash Provided by (Used in) Operating Activities
Net decrease in net assets resulting from operations	$(83,620,937)	$(268,182,752)
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by (used in) operating activities:
Proceeds from silver bullion sold to pay expenses	11,803,469	13,189,884
Net realized (gain) loss	60,516,514	42,492,582
Net change in unrealized appreciation/depreciation	11,330,698	212,553,889
Change in operating assets and liabilities:
Sponsor’s fees payable	(29,744)	(53,603)
Net cash provided by (used in) operating activities	$—	$—

Supplemental disclosure of non-cash information:
Silver bullion contributed for Shares issued	$485,837,021	$587,710,858
Silver bullion distributed for Shares redeemed	$(387,112,201)	$(557,768,350)

See notes to financial statements.

iShares Silver Trust
Schedules of Investments (Unaudited)
At June 30, 2019 and December 31, 2018

June 30, 2019

Description	Ounces	Cost	Fair Value
Silver bullion	323,330,613	$5,667,962,993	$4,921,091,926

Total Investment – 100.04%			4,921,091,926
Less Liabilities – (0.04)%			(1,951,420)
Net Assets – 100.00%			$4,919,140,506

December 31, 2018

Description	Ounces	Cost	Fair Value
Silver bullion	317,233,610	$5,641,558,156	$4,906,017,787

Total Investment – 100.04%			4,906,017,787
Less Liabilities – (0.04)%			(1,981,164)
Net Assets – 100.00%			$4,904,036,623

See notes to financial statements.

iShares Silver Trust

Notes to Financial Statements (Unaudited)

June 30, 2019

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

Fair value of the silver bullion held by the Trust is based on the price per ounce of silver determined in an electronic auction consisting of one or more 30‑second rounds hosted by ICE Benchmark Administration (“IBA”) that begins at 12:00 p.m. (London time) and published shortly thereafter on each day that the London silver market is open for business (such price, the “LBMA Silver Price”). If there is no announced LBMA Silver Price on any day, the Trustee is authorized to use the most recently announced LBMA Silver Price unless the Trustee, in consultation with the Sponsor, determines that such price is inappropriate as a basis for evaluation.

Gain or loss on sales of silver bullion is calculated on a trade date basis using the average cost method.

The following tables summarize activity in silver bullion for the three months ended June 30, 2019 and 2018:

Three Months Ended June 30, 2019	Ounces	Cost	Fair Value	Realized Gain (Loss)
Beginning balance	309,301,232	$5,475,186,353	$4,670,448,601	$—
Silver bullion contributed	20,139,972	300,557,309	300,557,309	—
Silver bullion distributed	(5,715,084)	(100,797,226)	(84,431,118)	(16,366,108)
Silver bullion sold to pay expenses	(395,507)	(6,983,443)	(5,887,355)	(1,096,088)
Net realized loss	—	—	(17,462,196)	—
Net change in unrealized appreciation/depreciation	—	—	57,866,685	—
Ending balance	323,330,613	$5,667,962,993	$4,921,091,926	$(17,462,196)

Three Months Ended June 30, 2018	Ounces	Cost	Fair Value	Realized Gain (Loss)
Beginning balance	319,012,097	$5,786,442,301	$5,193,516,929	$—
Silver bullion contributed	24,760,653	404,809,725	404,809,725	—
Silver bullion distributed	(20,901,664)	(377,908,569)	(350,390,495)	(27,518,074)
Silver bullion sold to pay expenses	(405,372)	(7,335,219)	(6,646,976)	(688,243)
Net realized loss	—	—	(28,206,317)	—
Net change in unrealized appreciation/depreciation	—	—	(43,957,463)	—
Ending balance	322,465,714	$5,806,008,238	$5,169,125,403	$(28,206,317)

The following tables summarize activity in silver bullion for the six months ended June 30, 2019 and 2018:

Six Months Ended June 30, 2019	Ounces	Cost	Fair Value	Realized Gain (Loss)
Beginning balance	317,233,610	$5,641,558,156	$4,906,017,787	$—
Silver bullion contributed	32,006,044	485,837,021	485,837,021	—
Silver bullion distributed	(25,136,052)	(445,746,844)	(387,112,201)	(58,634,643)
Silver bullion sold to pay expenses	(772,989)	(13,685,340)	(11,803,469)	(1,881,871)
Net realized loss	—	—	(60,516,514)	—
Net change in unrealized appreciation/depreciation	—	—	(11,330,698)	—
Ending balance	323,330,613	$5,667,962,993	$4,921,091,926	$(60,516,514)

Six Months Ended June 30, 2018	Ounces	Cost	Fair Value	Realized Gain (Loss)
Beginning balance	320,629,662	$5,831,748,196	$5,407,419,250	$—
Silver bullion contributed	35,696,104	587,710,858	587,710,858	—
Silver bullion distributed	(33,066,784)	(599,066,227)	(557,768,350)	(41,297,877)
Silver bullion sold to pay expenses	(793,268)	(14,384,589)	(13,189,884)	(1,194,705)
Net realized loss	—	—	(42,492,582)	—
Net change in unrealized appreciation/depreciation	—	—	(212,553,889)	—
Ending balance	322,465,714	$5,806,008,238	$5,169,125,403	$(42,492,582)

C.	Calculation of Net Asset Value

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

The Sponsor has analyzed applicable tax laws and regulations and their application to the Trust as of June 30, 2019 and does not believe that there are any uncertain tax positions that require recognition of a tax liability.

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

8 - Financial Highlights

The following financial highlights relate to investment performance and operations for a Share outstanding for the three and six months ended June 30, 2019 and 2018.

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Net asset value per Share, beginning of period	$14.16	$15.34	$14.52	$15.91

Net investment loss(a)	(0.02)	(0.02)	(0.04)	(0.04)
Net realized and unrealized gain (loss)(b)	0.11	(0.24)	(0.23)	(0.79)
Net increase (decrease) in net assets from operations	0.09	(0.26)	(0.27)	(0.83)
Net asset value per Share, end of period	$14.25	$15.08	$14.25	$15.08

Total return, at net asset value(c)(d)	0.64%	(1.69)%	(1.86)%	(5.22)%

Ratio to average net assets:
Net investment loss(e)	(0.50)%	(0.50)%	(0.50)%	(0.50)%
Expenses(e)	0.50%	0.50%	0.50%	0.50%

(a)	Based on average Shares outstanding during the period.
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

At June 30, 2019 and December 31, 2018, the value of the silver bullion held by the Trust is categorized as Level 1.

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

Valuation of Silver Bullion; Computation of Net Asset Value

On each business day, as soon as practicable after 4:00 p.m. (New York time), the Trustee evaluates the silver held by the Trust and determines the net asset value of the Trust and net asset value per Share (“NAV”). The Trustee values the silver held by the Trust using the price per ounce of silver determined in an electronic auction hosted by ICE Benchmark Administration (“IBA”) that begins at 12:00 p.m. (London time) and published shortly thereafter, on the day the valuation takes place (such price, the “LBMA Silver Price”). If there is no announced LBMA Silver Price on any day, the Trustee is authorized to use the most recently announced LBMA Silver Price unless the Trustee, in consultation with the Sponsor, determines that such price is inappropriate as a basis for evaluation. The LBMA Silver Price is used by the Trust because it is commonly used by the U.S. silver market as an indicator of the value of silver and is permitted to be used under the Trust Agreement. The use of an indicator of the value of silver bullion other than the LBMA Silver Price could result in materially different fair value pricing of the silver held by the Trust, and as such, could result in different cost or market adjustments or in different redemption value adjustments of the outstanding redeemable capital Shares. Having valued the silver held by the Trust, the Trustee then subtracts all accrued fees, expenses and other liabilities of the Trust from the total value of the silver and other assets held by the Trust. The result is the net asset value of the Trust. The Trustee computes NAV by dividing the net asset value of the Trust by the number of Shares outstanding on the date the computation is made.

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

Results of Operations

The Quarter Ended June 30, 2019

The net asset value of the Trust grew from $4,668,431,637 at March 31, 2019 to $4,919,140,506 at June 30, 2019, a 5.37% increase. The increase in the Trust’s net asset value resulted primarily from an increase in the number of outstanding Shares, which rose from 329,800,000 Shares at March 31, 2019 to 345,200,000 Shares at June 30, 2019, a consequence of 21,500,000 Shares (430 Baskets) being created and 6,100,000 Shares (122 Baskets) being redeemed during the quarter. The increase in the Trust’s net asset value was also affected by an increase in the LBMA Silver Price, which rose 0.79% from $15.10 at March 31, 2019 to $15.22 at June 30, 2019.

The 0.64% increase in the NAV from $14.16 at March 31, 2019 to $14.25 at June 30, 2019 is directly related to the 0.79% increase in the price of silver.

The NAV increased slightly less than the price of silver on a percentage basis due to the Sponsor’s fees, which were $5,821,811 for the quarter, or 0.12% of the Trust’s average weighted assets of $4,672,786,932 during the quarter. The NAV of $14.42 on June 25, 2019 was the highest during the quarter, compared with a low during the quarter of $13.46 on May 29, 2019.

Net increase in net assets resulting from operations for the quarter ended June 30, 2019 was $34,582,678, resulting primarily from an unrealized gain on investment in silver bullion of $57,866,685, a net investment loss of $5,821,811, a net realized loss of $1,096,088 from silver bullion sold to pay expenses and a net realized loss of $16,366,108 on silver bullion distributed for the redemption of Shares. Other than the Sponsor’s fees of $5,821,811, the Trust had no expenses during the quarter.

The Six-Month Period Ended June 30, 2019

The net asset value of the Trust grew from $4,904,036,623 at December 31, 2018 to $4,919,140,506 at June 30, 2019, a 0.31% increase. The increase in the Trust’s net asset value resulted primarily from an increase in the number of outstanding Shares, which rose from 337,850,000 Shares at December 31, 2018 to 345,200,000 Shares at June 30, 2019, a consequence of 34,150,000 Shares (683 Baskets) being created and 26,800,000 Shares (536 Baskets) being redeemed during the period. The increase in the Trust’s net asset value was partially offset by from a decrease in the LBMA Silver Price, which fell 1.62% from $15.47 at December 31, 2018 to $15.22 at June 30, 2019.

The 1.86% decline in the NAV from $14.52 at December 31, 2018 to $14.25 at June 30, 2019 is directly related to the 1.62% decrease in the price of silver.

The NAV decreased slightly more than the price of silver on a percentage basis due to the Sponsor’s fees, which were $11,773,725 for the period, or 0.25% of the Trust’s average weighted assets of $4,748,561,526 during the period. The NAV of $15.08 on January 31, 2019 was the highest during the period, compared with a low during the period of $13.46 on May 29, 2019.

Net decrease in net assets resulting from operations for the period was $83,620,937, resulting primarily from an unrealized loss on investment in silver bullion of $11,330,698, a net investment loss of $11,773,725, a net realized loss of $1,881,871 from silver bullion sold to pay expenses and a net realized loss of $58,634,643 on silver bullion distributed for the redemption of Shares. Other than the Sponsor’s fees of $11,773,725, the Trust had no expenses during the period.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

a) None.

b) Not applicable.

c) 6,100,000 Shares (122 Baskets) were redeemed during the quarter ended June 30, 2019.

Period	Total Number of Shares Redeemed	Average Ounces of Silver Paid Per Share
04/01/19 to 04/30/19	800,000	$0.9373
05/01/19 to 05/31/19	5,300,000	0.9368
06/01/19 to 06/30/19	—	—
Total	6,100,000	$0.9369

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

10.2	Sub-license Agreement is incorporated by reference to Exhibit 10.2 of Registration Statement No. 333-156506 filed by the Registrant on December 30, 2008

31.1	Certification by Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification by Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification by Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes‑Oxley Act of 2002

32.2	Certification by Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes‑Oxley Act of 2002

101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned in the capacities* indicated thereunto duly authorized.

iShares Delaware Trust Sponsor LLC,

Sponsor of the iShares Silver Trust (registrant)

/s/ Paul Lohrey

Paul Lohrey

Director, President and Chief Executive Officer

(Principal executive officer)

Date:	August 6, 2019

/s/ Mary Cronin

Mary Cronin

Director and Chief Financial Officer

(Principal financial and accounting officer)

Date:	August 6, 2019

*	The registrant is a trust and the persons are signing in their respective capacities as officers of iShares Delaware Trust Sponsor LLC, the Sponsor of the registrant.