Form 10-Q
period 2019-09-30
iShares Silver Trust
filed 2019-11-06
CIK 1330568

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2019

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “ emerging growth company” in Rule 12b-2 of the Exchange Act.

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

As of November 5, 2019, the Registrant had 405,650,000 Shares outstanding.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

iShares Silver Trust
Statements of Assets and Liabilities (Unaudited)
At September 30, 2019 and December 31, 2018

	September 30,	December 31,
	2019	2018
Assets
Investment in silver bullion, at fair value(a)	$6,619,990,673	$4,906,017,787
Total Assets	6,619,990,673	4,906,017,787

Liabilities
Sponsor’s fees payable	2,842,383	1,981,164
Total Liabilities	2,842,383	1,981,164

Commitments and contingent liabilities (Note 6)	—	—

Net Assets	$6,617,148,290	$4,904,036,623

Shares issued and outstanding(b)	410,100,000	337,850,000
Net asset value per Share (Note 2C)	$16.14	$14.52

(a)	Cost of investment in silver bullion: $6,656,770,477 and $5,641,558,156, respectively.
(b)	No par value, unlimited amount authorized.

See notes to financial statements.

iShares Silver Trust

Statements of Operations (Unaudited)

For the three and nine months ended September 30, 2019 and 2018

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
Expenses
Sponsor’s fees	$7,818,311	$6,235,371	$19,592,036	$19,371,652
Total expenses	7,818,311	6,235,371	19,592,036	19,371,652
Net investment loss	(7,818,311)	(6,235,371)	(19,592,036)	(19,371,652)

Net Realized and Unrealized Gain (Loss)
Net realized gain (loss) from:
Silver bullion sold to pay expenses	(311,270)	(1,160,169)	(2,193,141)	(2,354,874)
Silver bullion distributed for the redemption of Shares	9,844,202	(24,507,624)	(48,790,441)	(65,805,501)
Net realized gain (loss)	9,532,932	(25,667,793)	(50,983,582)	(68,160,375)
Net change in unrealized appreciation/depreciation	710,091,263	(538,368,056)	698,760,565	(750,921,945)
Net realized and unrealized gain (loss)	719,624,195	(564,035,849)	647,776,983	(819,082,320)

Net increase (decrease) in net assets resulting from operations	$711,805,884	$(570,271,220)	$628,184,947	$(838,453,972)

Net increase (decrease) in net assets per Share(a)	$1.82	$(1.63)	$1.78	$(2.45)

(a)	Net increase (decrease) in net assets per Share based on average shares outstanding during the period.

See notes to financial statements.

iShares Silver Trust

Statements of Changes in Net Assets (Unaudited)

For the nine months ended September 30, 2019

Nine Months Ended September 30, 2019
Net Assets at December 31, 2018	$4,904,036,623

Operations:
Net investment loss	(5,951,914)
Net realized loss	(43,054,318)
Net change in unrealized appreciation/depreciation	(69,197,383)
Net decrease in net assets resulting from operations	(118,203,615)

Capital Share Transactions:
Contributions for Shares issued	185,279,712
Distributions for Shares redeemed	(302,681,083)
Net decrease in net assets from capital share transactions	(117,401,371)

Decrease in net assets	(235,604,986)

Net Assets at March 31, 2019	$4,668,431,637

Operations:
Net investment loss	(5,821,811)
Net realized loss	(17,462,196)
Net change in unrealized appreciation/depreciation	57,866,685
Net increase in net assets resulting from operations	34,582,678

Capital Share Transactions:
Contributions for Shares issued	300,557,309
Distributions for Shares redeemed	(84,431,118)
Net increase in net assets from capital share transactions	216,126,191

Increase in net assets	250,708,869

Net Assets at June 30, 2019	$4,919,140,506

Operations:
Net investment loss	(7,818,311)
Net realized gain	9,532,932
Net change in unrealized appreciation/depreciation	710,091,263
Net increase in net assets resulting from operations	711,805,884

Capital Share Transactions:
Contributions for Shares issued	1,274,150,418
Distributions for Shares redeemed	(287,948,518)
Net increase in net assets from capital share transactions	986,201,900

Increase in net assets	1,698,007,784

Net Assets at September 30, 2019	$6,617,148,290

Shares issued and redeemed
Shares issued	116,200,000
Shares redeemed	(43,950,000)
Net increase in Shares issued and outstanding	72,250,000

See notes to financial statements.

iShares Silver Trust

Statements of Changes in Net Assets (Unaudited)

For the nine months ended September 30, 2018

Nine Months Ended September 30, 2018
Net Assets at December 31, 2017	$5,405,193,851

Operations:
Net investment loss	(6,543,868)
Net realized loss	(14,286,265)
Net change in unrealized appreciation/depreciation	(168,596,426)
Net decrease in net assets resulting from operations	(189,426,559)

Capital Share Transactions:
Contributions for Shares issued	182,901,133
Distributions for Shares redeemed	(207,377,855)
Net decrease in net assets from capital share transactions	(24,476,722)

Decrease in net assets	(213,903,281)

Net Assets at March 31, 2018	$5,191,290,570

Operations:
Net investment loss	(6,592,413)
Net realized loss	(28,206,317)
Net change in unrealized appreciation/depreciation	(43,957,463)
Net decrease in net assets resulting from operations	(78,756,193)

Capital Share Transactions:
Contributions for Shares issued	404,809,725
Distributions for Shares redeemed	(350,390,495)
Net increase in net assets from capital share transactions	54,419,230

Decrease in net assets	(24,336,963)

Net Assets at June 30, 2018	$5,166,953,607

Operations:
Net investment loss	(6,235,371)
Net realized loss	(25,667,793)
Net change in unrealized appreciation/depreciation	(538,368,056)
Net decrease in net assets resulting from operations	(570,271,220)

Capital Share Transactions:
Contributions for Shares issued	292,541,629
Distributions for Shares redeemed	(126,949,317)
Net increase in net assets from capital share transactions	165,592,312

Decrease in net assets	(404,678,908)

Net Assets at September 30, 2018	$4,762,274,699

Shares issued and redeemed
Shares issued	58,600,000
Shares redeemed	(44,100,000)
Net increase in Shares issued and outstanding	14,500,000

See notes to financial statements.

iShares Silver Trust

Statements of Cash Flows (Unaudited)

For the nine months ended September 30, 2019 and 2018

	Nine Months Ended September 30,
	2019	2018
Cash Flows from Operating Activities
Proceeds from silver bullion sold to pay expenses	$18,730,817	$19,636,834
Expenses – Sponsor’s fees paid	(18,730,817)	(19,636,834)
Net cash provided by operating activities	—	—
Increase (decrease) in cash	—	—
Cash, beginning of period	—	—
Cash, end of period	$—	$—

Reconciliation of Net Increase (Decrease) in Net Assets Resulting from Operations to Net Cash Provided by (Used in) Operating Activities
Net increase (decrease) in net assets resulting from operations	$628,184,947	$(838,453,972)
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by (used in) operating activities:
Proceeds from silver bullion sold to pay expenses	18,730,817	19,636,834
Net realized (gain) loss	50,983,582	68,160,375
Net change in unrealized appreciation/depreciation	(698,760,565)	750,921,945
Change in operating assets and liabilities:
Sponsor’s fees payable	861,219	(265,182)
Net cash provided by (used in) operating activities	$—	$—

Supplemental disclosure of non-cash information:
Silver bullion contributed for Shares issued	$1,759,987,439	$880,252,487
Silver bullion distributed for Shares redeemed	$(675,060,719)	$(684,717,667)

See notes to financial statements.

iShares Silver Trust
Schedules of Investments (Unaudited)
At September 30, 2019 and December 31, 2018

September 30, 2019

Description	Ounces	Cost	Fair Value
Silver bullion	383,656,370	$6,656,770,477	$6,619,990,673

Total Investment – 100.04%			6,619,990,673
Less Liabilities – (0.04)%			(2,842,383)
Net Assets – 100.00%			$6,617,148,290

December 31, 2018

Description	Ounces	Cost	Fair Value
Silver bullion	317,233,610	$5,641,558,156	$4,906,017,787

Total Investment – 100.04%			4,906,017,787
Less Liabilities – (0.04)%			(1,981,164)
Net Assets – 100.00%			$4,904,036,623

See notes to financial statements.

iShares Silver Trust

Notes to Financial Statements (Unaudited)

September 30, 2019

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

Gain or loss on sales of silver bullion is calculated on a trade date basis using the average cost method.

The following tables summarize activity in silver bullion for the three months ended September 30, 2019 and 2018:

Three Months Ended September 30, 2019	Ounces	Cost	Fair Value	Realized Gain (Loss)
Beginning balance	323,330,613	$5,667,962,993	$4,921,091,926	$—
Silver bullion contributed	76,785,902	1,274,150,418	1,274,150,418	—
Silver bullion distributed	(16,043,945)	(278,104,316)	(287,948,518)	9,844,202
Silver bullion sold to pay expenses	(416,200)	(7,238,618)	(6,927,348)	(311,270)
Net realized gain	—	—	9,532,932	—
Net change in unrealized appreciation/depreciation	—	—	710,091,263	—
Ending balance	383,656,370	$6,656,770,477	$6,619,990,673	$9,532,932

Three Months Ended September 30, 2018	Ounces	Cost	Fair Value	Realized Gain (Loss)
Beginning balance	322,465,714	$5,806,008,238	$5,169,125,403	$—
Silver bullion contributed	19,467,176	292,541,629	292,541,629	—
Silver bullion distributed	(8,462,245)	(151,456,941)	(126,949,317)	(24,507,624)
Silver bullion sold to pay expenses	(423,814)	(7,607,119)	(6,446,950)	(1,160,169)
Net realized loss	—	—	(25,667,793)	—
Net change in unrealized appreciation/depreciation	—	—	(538,368,056)	—
Ending balance	333,046,831	$5,939,485,807	$4,764,234,916	$(25,667,793)

The following tables summarize activity in silver bullion for the nine months ended September 30, 2019 and 2018:

Nine Months Ended September 30, 2019	Ounces	Cost	Fair Value	Realized Gain (Loss)
Beginning balance	317,233,610	$5,641,558,156	$4,906,017,787	$—
Silver bullion contributed	108,791,946	1,759,987,439	1,759,987,439	—
Silver bullion distributed	(41,179,997)	(723,851,160)	(675,060,719)	(48,790,441)
Silver bullion sold to pay expenses	(1,189,189)	(20,923,958)	(18,730,817)	(2,193,141)
Net realized loss	—	—	(50,983,582)	—
Net change in unrealized appreciation/depreciation	—	—	698,760,565	—
Ending balance	383,656,370	$6,656,770,477	$6,619,990,673	$(50,983,582)

Nine Months Ended September 30, 2018	Ounces	Cost	Fair Value	Realized Gain (Loss)
Beginning balance	320,629,662	$5,831,748,196	$5,407,419,250	$—
Silver bullion contributed	55,163,280	880,252,487	880,252,487	—
Silver bullion distributed	(41,529,029)	(750,523,168)	(684,717,667)	(65,805,501)
Silver bullion sold to pay expenses	(1,217,082)	(21,991,708)	(19,636,834)	(2,354,874)
Net realized loss	—	—	(68,160,375)	—
Net change in unrealized appreciation/depreciation	—	—	(750,921,945)	—
Ending balance	333,046,831	$5,939,485,807	$4,764,234,916	$(68,160,375)

C.	Calculation of Net Asset Value

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

The Sponsor has analyzed applicable tax laws and regulations and their application to the Trust as of September 30, 2019 and does not believe that there are any uncertain tax positions that require recognition of a tax liability.

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

5 - Indemnification

The Trust Agreement provides that the Trustee shall indemnify the Sponsor, its directors, employees and agents against, and hold each of them harmless from, any loss, liability, cost, expense or judgment (including reasonable fees and expenses of counsel) (i) caused by the negligence or bad faith of the Trustee or (ii) arising out of any information furnished in writing to the Sponsor by the Trustee expressly for use in the registration statement, or any amendment thereto or periodic or other report filed with the SEC relating to the Shares that is not materially altered by the Sponsor.

The Trust Agreement provides that the Sponsor and its shareholders, directors, officers, employees, affiliates (as such term is defined under the Securities Act of 1933, as amended) and subsidiaries shall be indemnified from the Trust and held harmless against any loss, liability or expense incurred without their (1) negligence, bad faith, willful misconduct or willful malfeasance arising out of or in connection with the performance of their obligations under the Trust Agreement or any actions taken in accordance with the provisions of the Trust Agreement or (2) reckless disregard of their obligations and duties under the Trust Agreement.

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

7 - Concentration Risk

Substantially all of the Trust’s assets are holdings of silver bullion, which creates a concentration risk associated with fluctuations in the price of silver. Accordingly, a decline in the price of silver will have an adverse effect on the value of the Shares of the Trust. Factors that may have the effect of causing a decline in the price of silver include a change in economic conditions (such as a recession); a significant increase in the hedging activities of silver producers; significant changes in the attitude of speculators, investors and other market participants towards silver; global silver supply and demand; global or regional political, economic or financial events and situations; investors’ expectations with respect to the rate of inflation; interest rates; investment and trading activities of hedge funds and commodity funds; other economic variables such as income growth, economic output, and monetary policies; and investor confidence.

8 - Financial Highlights

The following financial highlights relate to investment performance and operations for a Share outstanding for the three and nine months ended September 30, 2019 and 2018.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Net asset value per Share, beginning of period	$14.25	$15.08	$14.52	$15.91

Net investment loss(a)	(0.02)	(0.02)	(0.06)	(0.06)
Net realized and unrealized gain (loss)(b)	1.91	(1.62)	1.68	(2.41)
Net increase (decrease) in net assets from operations	1.89	(1.64)	1.62	(2.47)
Net asset value per Share, end of period	$16.14	$13.44	$16.14	$13.44

Total return, at net asset value(c)(d)	13.26%	(10.88)%	11.16%	(15.52)%

Ratio to average net assets:
Net investment loss(e)	(0.50)%	(0.50)%	(0.50)%	(0.50)%
Expenses(e)	0.50%	0.50%	0.50%	0.50%

(a)	Based on average Shares outstanding during the period.
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

At September 30, 2019 and December 31, 2018, the value of the silver bullion held by the Trust is categorized as Level 1.

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

Introduction

The iShares Silver Trust (the “Trust”) is a grantor trust formed under the laws of the State of New York. The Trust does not have any officers, directors, or employees, and is administered by The Bank of New York Mellon (the “Trustee”) acting as trustee pursuant to the Second Amended and Restated Depositary Trust Agreement (the “Trust Agreement”) between the Trustee and iSharesDelaware Trust Sponsor LLC, the sponsor of the Trust (the “Sponsor”). The Trust issues units of beneficial interest (“Shares”) representing fractional undivided beneficial interests in its net assets. The assets of the Trust consist primarily of silver bullion held by a custodian as an agent of the Trust responsible only to the Trustee.

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

Results of Operations

The Quarter Ended September 30, 2019

The net asset value of the Trust grew from $4,919,140,506 at June 30, 2019 to $6,617,148,290 at September 30, 2019, a 34.52% increase. The increase in the Trust’s net asset value resulted primarily from an increase in the number of outstanding Shares, which rose from 345,200,000 Shares at June 30, 2019 to 410,100,000 Shares at September 30, 2019, a consequence of 82,050,000 Shares (1,641 Baskets) being created and 17,150,000 Shares (343 Baskets) being redeemed during the quarter. The increase in the Trust’s net asset value was also affected by an increase in the LBMA Silver Price, which rose 13.40% from $15.22 at June 30, 2019 to $17.26 at September 30, 2019.

The 13.26% increase in the NAV from $14.25 at June 30, 2019 to $16.14 at September 30, 2019 is directly related to the 13.40% increase in the price of silver.

The NAV increased slightly less than the price of silver on a percentage basis due to the Sponsor’s fees, which were $7,818,311 for the quarter, or 0.13% of the Trust’s average weighted assets of $6,222,108,361 during the quarter. The NAV of $18.06 on September 4, 2019 was the highest during the quarter, compared with a low during the quarter of $14.07 on July 9, 2019.

Net increase in net assets resulting from operations for the quarter ended September 30, 2019 was $711,805,884, resulting primarily from an unrealized gain on investment in silver bullion of $710,091,263 and a net realized gain of $9,844,202 on silver bullion distributed for the redemption of Shares, offset by a net investment loss of $7,818,311 and a net realized loss of $311,270 from silver bullion sold to pay expenses. Other than the Sponsor’s fees of $7,818,311, the Trust had no expenses during the quarter.

The Nine-Month Period Ended September 30, 2019

The net asset value of the Trust grew from $4,904,036,623 at December 31, 2018 to $6,617,148,290 at September 30, 2019, a 34.93% increase. The increase in the Trust’s net asset value resulted primarily an increase in the number of outstanding Shares, which rose from 337,850,000 Shares at December 31, 2018 to 410,100,000 Shares at September 30, 2019, a consequence of 116,200,000 Shares (2,324 Baskets) being created and 43,950,000 Shares (879 Baskets) being redeemed during the period. The increase in the Trust’s net asset value was also affected by an increase in the LBMA Silver Price, which rose 11.57% from $15.47 at December 31, 2018 to $17.26 at September 30, 2019.

The 11.16% increase in the NAV from $14.52 at December 31, 2018 to $16.14 at September 30, 2019 is directly related to the 11.57% increase in the price of silver.

The NAV increased slightly less than the price of silver on a percentage basis due to the Sponsor’s fees, which were $19,592,036 for the period, or 0.37% of the Trust’s average weighted assets of $5,245,141,412 during the period. The NAV of $18.06 on September 4, 2019 was the highest during the period, compared with a low during the period of $13.46 on May 29, 2019.

Net increase in net assets resulting from operations for the period was $628,184,947, resulting primarily from an unrealized gain on investment in silver bullion of $698,760,565 offset by a net investment loss of $19,592,036, a net realized loss of $2,193,141 from silver bullion sold to pay expenses and a net realized loss of $48,790,441 on silver bullion distributed for the redemption of Shares. Other than the Sponsor’s fees of $19,592,036, the Trust had no expenses during the period.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

a) None.

b) Not applicable.

c) 17,150,000 Shares (343 Baskets) were redeemed during the quarter ended September 30, 2019.

Period	Total Number of Shares Redeemed	Average Ounces of Silver Paid Per Share
07/01/19 to 07/31/19	2,850,000	$0.9360
08/01/19 to 08/31/19	—	—
09/01/19 to 09/30/19	14,300,000	0.9354
Total	17,150,000	$0.9355

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

10.2	Sub-license Agreement is incorporated by reference to Exhibit 10.2 of Registration Statement No. 333-156506 filed by the Registrant on December 30, 2008

31.1	Certification by Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification by Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification by Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes‑Oxley Act of 2002

32.2	Certification by Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes‑Oxley Act of 2002

101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File included as Exhibit 101 (embedded within the Inline XBRL document)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned in the capacities* indicated thereunto duly authorized.

iShares Delaware Trust Sponsor LLC,

Sponsor of the iShares Silver Trust (registrant)

/s/ Paul Lohrey
Paul Lohrey
Director, President and Chief Executive Officer
(Principal executive officer)

Date:	November 6, 2019

/s/ Mary Cronin
Mary Cronin
Director and Chief Financial Officer
(Principal financial and accounting officer)

Date:	November 6, 2019

*	The registrant is a trust and the persons are signing in their respective capacities as officers of iShares Delaware Trust Sponsor LLC, the Sponsor of the registrant.