Form 10-K
period 2019-12-31
iShares Silver Trust
filed 2020-02-27
CIK 1330568

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2019
or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission File Number: 001-32863

iShares® Silver Trust

(Exact name of registrant as specified in its charter)

New York	13-7474456
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

c/o iShares Delaware Trust Sponsor LLC

400 Howard Street

San Francisco, California 94105

Attn: Product Management Team

iShares Product Research & Development

(Address of principal executive offices) (Zip Code)

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

As of June 30, 2019, the aggregate market value of the shares held by non-affiliates was approximately $4,946,669,829. The calculation of the number of shares held by non-affiliates assumes that all shares held by funds or accounts for which BlackRock or its affiliates provides management or advisory services (whether discretionary or non-discretionary) are shares held by affiliates.

As of January 31, 2020, the Registrant had 387,500,000 Shares outstanding.

DOCUMENTS INCORPORATED BY REFERENCE:

None

Cautionary Note Regarding Forward Looking Statements

This Annual Report on Form 10-K includes statements which relate to future events or future performance. In some cases, you can identify such forward‑looking statements by terminology such as “may,” “should,” “could,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “potential” or the negative of these terms or other comparable terminology. All statements (other than statements of historical fact) included in this report that address activities, events or developments that may occur in the future, including such matters as changes in commodity prices and market conditions (for silver and the shares), the operations of iShares Silver Trust (the “Trust”), the plans of iShares Delaware Trust Sponsor LLC (the “Sponsor”), the sponsor of the Trust, and references to the Trust’s future success and other similar matters are forward-looking statements. These statements are only predictions. Actual events or results may differ materially. These statements are based upon certain assumptions and analyses made by the Sponsor on the basis of its perception of historical trends, current conditions and expected future developments, as well as other factors it believes are appropriate in the circumstances. Whether or not actual results and developments will conform to the Sponsor’s expectations and predictions, however, is subject to a number of risks and uncertainties, including the special considerations discussed in this report, general economic, market and business conditions, changes in laws or regulations, including those concerning taxes, made by governmental authorities or regulatory bodies and other world economic and political developments. See Item 1A. “Risk Factors.” Consequently, all the forward-looking statements made in this report are qualified by these cautionary statements, and there can be no assurance that the actual results or developments the Sponsor anticipates will be realized or, even if substantially realized, will result in the expected consequences to, or have the expected effects on, the Trust’s operations or the value of the shares issued by the Trust. Although the Sponsor does not make forward-looking statements unless it believes it has a reasonable basis for doing so, the Sponsor cannot guarantee their accuracy. Neither the Trust nor the Sponsor is under any duty to update any of the forward‑looking statements to conform the statements to actual results or to a change in the expectations or predictions.

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

The Trust’s net asset value grew from $4,904,036,623 at December 31, 2018 to $6,540,758,565 at December 31, 2019, the Trust’s fiscal year end. Outstanding Shares of the Trust grew from 337,850,000 Shares outstanding at December 31, 2018 to 388,100,000 Shares outstanding at December 31, 2019.

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

The Shares are backed by the assets of the Trust. The Trustee’s arrangements with the Custodian contemplate that at the end of each business day there can be in the Trust account maintained by the Custodian no more than 1,100 ounces of silver in an unallocated form. The bulk of the Trust’s silver holdings is represented by physical silver, is identified on the Custodian’s or, if applicable, the sub-custodian’s books in allocated and unallocated accounts on behalf of the Trust and is held by the Custodian in London, New York and other locations that may be authorized in the future.

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

Relatively cost-efficient.

Because the expenses involved in an investment in physical silver are dispersed among all holders of Shares, an investment in Shares may represent a cost-efficient alternative to investments in physical silver for investors not otherwise in a position to participate directly in the market for physical silver.

Secondary Market Trading

While the Trust seeks to reflect generally the performance of the price of silver less the Trust’s expenses and liabilities, Shares may trade at, above or below their net asset value per Share (the “NAV”). The NAV of the Shares will fluctuate with changes in the market value of the Trust’s assets. The trading prices of Shares will fluctuate in accordance with changes in their NAV, as well as market supply and demand. The amount of the discount or premium in the trading price relative to the NAV may be influenced by non-concurrent trading hours between the major silver markets and NYSE Arca. While the Shares trade on NYSE Arca until 4:00 p.m. (New York time), liquidity in the market for silver may be reduced after the close of the major world silver markets, including London, Zurich and the Commodity Exchange, Inc. (“COMEX”) in Chicago. As a result, during this time, trading spreads, and the resulting premium or discount, on Shares may widen. However, given that Baskets can be created and redeemed in exchange for the underlying amount of silver, the Sponsor believes that the arbitrage opportunities may provide a mechanism to mitigate the effect of such premium or discount.

The Trust is not registered as an investment company for purposes of U.S. federal securities laws, and is not subject to regulation by the SEC as an investment company. Consequently, the owners of Shares do not have the regulatory protections provided to investors in registered investment companies. For example, the provisions of the Investment Company Act of 1940, as amended (the “Investment Company Act”), that limit transactions with affiliates, prohibit the suspension of redemptions (except under certain limited circumstances) or limit sales loads, among others, do not apply to the Trust.

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

Custody of the Trust’s Silver

The Custodian is responsible for safekeeping the silver owned by the Trust. The Custodian may keep the Trust’s silver at its vault premises in England or New York, or at the vaults of any sub-custodian in England or New York, unless otherwise agreed between the Custodian and the Trustee (with the Sponsor’s approval). The Custodian may use sub-custodians to discharge its obligations to the Trust. The Custodian is required to use reasonable care in the appointment of any sub-custodian. Any sub-custodian must be a member of the London Bullion Market Association (“LBMA”). The use of sub‑custodians does not affect the Custodian’s liability to the Trustee under the custodian agreement between the Trustee and the Custodian (the “Custodian Agreement”).

The Custodian has agreed to use reasonable care in the performance of its duties under the Custodian Agreement and will only be responsible for any loss or damage suffered by the Trust as a direct result of any negligence, fraud or willful default on the part of the Custodian. The Custodian’s liability is limited to the market value of any silver lost and the amount of any balance held on an unallocated basis at the time of the Custodian’s negligence, fraud or willful default.

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

The Custodian has agreed to grant to the officers and properly designated representatives of the Trustee and to the independent public accountants for the Trust access to the Custodian’s records for the purpose of confirming the content of those records. Upon at least ten days’ prior notice, any such officer or properly designated representative, any independent public accountants for the Trust and any person designated by any regulatory authority having jurisdiction over the Trustee or the Trust is entitled to examine on the Custodian’s premises the silver held by the Custodian and the records regarding the silver held for the account of the Custodian at a sub-custodian. The Custodian has agreed that it will only retain sub-custodians if they agree to grant to the Trustee and the independent registered public accounting firm of the Trust access to records and inspection rights similar to those set forth above. During the period covered by this report, Inspectorate International Ltd. and Inspectorate America Corporation, acting as authorized representatives of the Trustee pursuant to the foregoing provisions, inspected the premises where the Trust’s silver is warehoused and on March 11, 2019 issued their report summarizing their findings. Such report was posted by the Sponsor on the Trust’s website. During the period covered by this report, the Sponsor visited the premises where the Trust’s silver is warehoused once (in the quarter ended March 31, 2019).

Valuation of Silver; Computation of Net Asset Value

On each business day, as soon as practicable after 4:00 p.m. (New York time), the Trustee evaluates the silver held by the Trust and determines the net asset value of the Trust and the NAV. For purposes of making these calculations, a business day means any day other than a day when NYSE Arca is closed for regular trading.

The Trustee values the silver held by the Trust using that day’s LBMA Silver Price. LBMA Silver Price is the price per ounce in U.S. dollars, of unallocated silver delivered in London determined by the ICE Benchmark Administration (“IBA”) following an electronic auction consisting of one or more 30-second rounds starting at 12:00 p.m. (London time), on each day that the London silver market is open for business, and published shortly thereafter.

At the start of each round of auction, IBA publishes a price for that round. Participants then have 30 seconds to enter, change or cancel their orders (i.e., how much silver they want to buy or sell at that price). At the end of each round, order entry is frozen, and the system checks to see if the imbalance (i.e., the difference between buying and selling) is within the threshold (normally 500,000 ounces for silver). If the imbalance is outside the threshold at the end of a round, then the auction is not balanced, the price is adjusted and a new round starts. If the imbalance is within the threshold then the auction is finished, and the price is set as the LBMA Silver Price for that day. Any imbalance is shared equally between all direct participants (even if they did not place orders or did not log in), and the net volume for each participant trades at the final price. The prices during the auction are determined by an algorithm that takes into account current market conditions and activity in the auction. Each auction is actively supervised by IBA staff. As of the date of this report, information publicly available on IBA’s website indicates that the direct participants currently qualified to submit orders during the electronic auctions used for the daily determination of the LBMA Silver Price are Coins ’N Things Inc., Goldman Sachs, HSBC Bank USA NA, INTL FCStone, Jane Street Global Trading LLC, JPMorgan Chase Bank N.A. London Branch, Koch Commodities Europe Ltd., Koch Supply and Trading LP, Marex, Morgan Stanley, Standard Chartered Bank, The Bank of Nova Scotia and Toronto-Dominion Bank.

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

The Sponsor earned $27,765,547 for the year ended December 31, 2019. Each sale of silver by the Trust will be a taxable event to Shareholders. See “United States Federal Income Tax Consequences – Taxation of U.S. Shareholders.”

Deposit of Silver; Issuance of Baskets

The Trust issues and redeems Shares on a continuous basis, but only in Baskets of 50,000 Shares. Only registered broker-dealers who have entered into written agreements with the Sponsor and the Trustee (each, an “Authorized Participant”), can deposit silver and receive Baskets in exchange. Upon the deposit of the corresponding amount of silver with the Custodian and the payment of the Trustee’s applicable fee and of any expenses, taxes or charges (such as stamp taxes or stock transfer taxes or fees), the Trustee will deliver the appropriate number of Baskets to the Depository Trust Company account of the depositing Authorized Participant. As of the date of this report, ABN AMRO Clearing Chicago LLC, Barclays Capital Inc., Citigroup Global Markets, Inc., Credit Suisse Securities (USA) LLC, Goldman Sachs & Co., HSBC Securities (USA) , Inc., J.P. Morgan Securities, Inc., Merrill Lynch Professional Clearing Corp., Morgan Stanley & Co. LLC., RBC Capital Markets, LLC, Scotia Capital (USA) Inc., UBS Securities LLC and Virtu Financial BD LLC are the only Authorized Participants. The Sponsor and the Trustee maintain a current list of Authorized Participants. Silver deposited with the Custodian must meet the specifications for weight, dimensions, fineness (or purity), identifying marks and appearance of silver bars and as of January 1, 2020, must be produced by refiners that meet certain throughput and tangible net worth requirements as set forth in “Good Delivery List Rules  - Conditions for Listing for Good Delivery Refiners” published by the LBMA.

Before making a deposit, the Authorized Participant must deliver to the Trustee a written purchase order or submit a purchase order through the Trustee’s electronic order entry system indicating the number of Baskets it intends to acquire and the location or locations where it expects to make the corresponding deposit of silver with the Custodian. The date the Trustee receives that order determines the amount of silver the Authorized Participant needs to deposit (such amount, the “Basket Silver Amount”). However, orders received by the Trustee after 3:59 p.m. (New York time) on a business day will not be accepted and should be resubmitted on the next following business day. The Trustee has entered into an agreement with the Custodian which contains arrangements so that silver can be delivered to the Custodian in London, New York or at other locations that may be authorized in the future.

If the Trustee accepts the purchase order, it transmits to the Authorized Participant, via facsimile or electronic mail message, no later than 5:00 p.m. (New York time) on the date such purchase order is received, or deemed received, a copy of the purchase order endorsed “Accepted” by the Trustee and indicating the Basket Silver Amount that the Authorized Participant must deliver to the Custodian in exchange for each Basket. In the case of purchase orders submitted via the Trustee’s electronic order system, the Authorized Participant will receive an automated email indicating the acceptance of the purchase order and the purchase order will be marked “Accepted” in the Trustee’s electronic order system. Prior to the Trustee’s acceptance as specified above, a purchase order only represents the Authorized Participant’s unilateral offer to deposit silver in exchange for Baskets and has no binding effect upon the Trust, the Trustee, the Custodian or any other party.

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

No Shares are issued unless and until the Custodian has informed the Trustee that it has allocated to the Trust’s account (except that any amounts of less than 1,100 ounces may be held in the Trust account on an unallocated basis) the corresponding amount of silver. In accordance with the procedures that the Custodian has agreed to follow in connection with the creation of Shares, silver received by the Custodian no later than 11:30 a.m. (London time) is required to be allocated to the Trust’s account no later than 9:00 a.m. (New York time) on the next day that the Custodian is open for business at the place of delivery. All taxes incurred in connection with the delivery of silver to the Custodian in exchange for Baskets (including any applicable value added tax) will be the sole responsibility of the Authorized Participant making such delivery.

Redemption of Baskets; Withdrawal of Silver

Authorized Participants, acting on authority of the registered holder of Shares, may surrender Baskets in exchange for the corresponding Basket Silver Amount announced by the Trustee. Upon the surrender of such Shares and the payment of the Trustee’s applicable fee and of any expenses, taxes or charges (such as stamp taxes or stock transfer taxes or fees), the Trustee will deliver to the order of the redeeming Authorized Participant the amount of silver corresponding to the redeemed Baskets. Shares can only be surrendered for redemption in Baskets of 50,000 Shares each.

Before surrendering Baskets for redemption, an Authorized Participant must deliver to the Trustee a written request, or submit a redemption order through the Trustee’s electronic order entry system, indicating the number of Baskets it intends to redeem and the location where it would like to take delivery of the silver represented by such Baskets. The date the Trustee receives that order determines the Basket Silver Amount to be received in exchange. However, orders received by the Trustee after 3:59 p.m. (New York time) on a business day will not be accepted and should be resubmitted on the next following business day.

The Custodian may make the silver available for collection at its office or at the office of a sub-custodian if the silver is being held by a sub-custodian. Silver is delivered at the locations designated by the Trustee, in consultation with the Custodian. All taxes incurred in connection with the delivery of silver to an Authorized Participant in exchange for Baskets (including any applicable value added tax) will be the sole responsibility of the Authorized Participant taking such delivery.

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

Fees and Expenses of the Trustee

Each deposit of silver for the creation of Baskets and each surrender of Baskets for the purpose of withdrawing Trust property (including if the trust agreement between the Trustee and the Sponsor (the “Trust Agreement”) terminates) must be accompanied by a payment to the Trustee of a fee of $500 (or such other fee as the Trustee, with the prior written consent of the Sponsor, may from time to time announce).

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

The Trustee will, when directed by the Sponsor, and, in the absence of such direction, may, in its discretion, sell the Trust’s silver from time to time as necessary to permit payment of the fees and expenses that the Trust is required to pay. See “Trust Expenses.”

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

UNITED STATES FEDERAL INCOME TAX CONSEQUENCES

The following discussion of the material United States federal income tax consequences that generally will apply to the purchase, ownership and disposition of Shares by a U.S. Shareholder (as defined below), and certain United States federal income consequences that may apply to an investment in Shares by a Non-U.S. Shareholder (as defined below), is based on the U.S. Internal Revenue Code of 1986, as amended (the “Code”), Treasury Regulations promulgated thereunder and judicial and administrative interpretations of the Code, all as in effect on the date of this report and all of which are subject to change either prospectively or retroactively. The tax treatment of owners of beneficial interests in the Shares (“Shareholders”) may vary depending upon their own particular circumstances. Certain Shareholders (including banks, financial institutions, insurance companies, tax-exempt organizations, broker‑dealers, traders, Shareholders that are partnerships for United States federal income tax purposes, persons holding Shares as a position in a “hedging,” “straddle,” “conversion,” or “constructive sale” transaction for United States federal income tax purposes, persons whose “functional currency” is not the U.S. dollar, or other investors with special circumstances) may be subject to special rules not discussed below. In addition, the following discussion applies only to investors who will hold Shares as “capital assets” within the meaning of Section 1221 of the Code. Moreover, the discussion below does not address the effect of any state, local or foreign tax law on an owner of Shares. Purchasers of Shares are urged to consult their own tax advisers with respect to all federal, state, local and foreign tax law considerations potentially applicable to their investment in Shares.

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

ERISA AND RELATED CONSIDERATIONS

The Employee Retirement Income Security Act of 1974 (“ERISA”) and/or Section 4975 of the Code impose certain requirements on: (i) employee benefit plans and certain other plans and arrangements, including individual retirement accounts and annuities, Keogh plans and certain collective investment funds or insurance company general or separate accounts in which such plans or arrangements are invested, that are subject to Title I of ERISA and/or Section 4975 of the Code (collectively, “Plans”); and (ii) persons who are fiduciaries with respect to the investment of assets treated as “plan assets” within the meaning of U.S. Department of Labor (“DOL”) regulation 29 C.F.R. § 2510.3-101, as modified by Section 3(42) of ERISA (the “Plan Assets Regulation”), of a Plan. Investments by Plans are subject to the fiduciary requirements and the applicability of prohibited transaction restrictions under ERISA and the Code.

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

In contemplating an investment of a portion of Plan assets in the Shares, the Plan fiduciary responsible for making such investment should carefully consider, taking into account the facts and circumstances of the Plan, the “Risk Factors” discussed below and whether such investment is consistent with its fiduciary responsibilities. The Plan fiduciary should consider, among other issues, whether: (1) the fiduciary has the authority to make the investment under the appropriate governing plan instrument; (2) the investment would constitute a direct or indirect non-exempt prohibited transaction with a “party in interest” or a “disqualified person” within the meaning of ERISA and Section 4975 of the Code respectively; (3) the investment is in accordance with the Plan’s funding objectives; and (4) such investment is appropriate for the Plan under the general fiduciary standards of investment prudence and diversification, taking into account the overall investment policy of the Plan, the composition of the Plan’s investment portfolio and the Plan’s need for sufficient liquidity to pay benefits when due. When evaluating the prudence of an investment in the Shares, the Plan fiduciary should consider the DOL’s regulation on investment duties, which can be found at 29 C.F.R. § 2550.404a-1.

It is intended that: (a) none of the Sponsor, the Trustee, the Custodian or any of their respective affiliates (the “Transaction Parties”) has through this report and related materials provided any investment advice within the meaning of Section 3(21) of ERISA to the Plan in connection with the decision to purchase or acquire such Shares; and (b) the information provided in this report and related materials will not make a Transaction Party a fiduciary to the Plan.

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

As of the date of this filing, the LBMA Silver Price has been subjected to the test of actual trading markets for over approximately five years. As with any innovation, it is possible that electronic failures or other unanticipated events may occur that could result in delays in the announcement of, or the inability of the system to produce, an LBMA Silver Price on any given day. Furthermore, if a perception were to develop that the LBMA Silver Price is vulnerable to manipulation attempts, or if the proceedings surrounding the determination and publication of the LBMA Silver Price were seen as unfair, biased or otherwise compromised by the markets, the behavior of investors and traders in silver may change, and those changes may have an effect on the price of silver (and, consequently, the value of the Shares). In any of these circumstances, the intervention of extraneous events disruptive of the normal interaction of supply and demand of silver at any given time, may result in distorted prices and losses on an investment in the Shares that, but for such extraneous events, might not have occurred.

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

Because the Shares are created to reflect the price of the silver held by the Trust, the market price of the Shares will be as unpredictable as the price of silver has historically been. This creates the potential for losses, regardless of whether you hold Shares for a short-, mid- or long-term period.

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

Following an investment in Shares, several factors may have the effect of causing a decline in the prices of silver and a corresponding decline in the price of Shares. Among them:

●

a change in economic conditions, such as a recession, can adversely affect the price of silver. Silver is used in a wide range of industrial applications, and an economic downturn could have a negative impact on its demand and, consequently, its price and the price of the Shares;

●

a significant increase in silver hedging activity by silver producers. Traditionally, silver producers have not hedged to the same extent that other producers of precious metals (gold, for example) have. Should there be an increase in the level of hedge activity of silver producing companies, it could cause a decline in world silver prices, adversely affecting the price of the Shares;

●

a significant change in the attitude of speculators and investors towards silver. Should the speculative community take a negative view towards silver, a decline in world silver prices could occur, negatively impacting the price of the Shares;

●

global silver supply and demand, which is influenced by such factors as silver’s uses in jewelry, technology and industrial applications, purchases made by investors in the form of bars, coins and other silver products, forward selling by silver producers, purchases made by silver producers to unwind silver hedge positions, central bank purchases and sales, and production and cost levels in major silver-producing countries such as China, Mexico and Peru;

●	global or regional political, economic or financial events and situations, especially those unexpected in nature;

●	investors’ expectations with respect to the rate of inflation;

●	interest rates;

●	investment and trading activities of hedge funds and commodity funds;

●	other economic variables such as income growth, economic output, and monetary policies;

●	investor confidence.

Conversely, several factors may trigger a temporary increase in the price of silver prior to your investment in the Shares. If that is the case, you will be buying Shares at prices affected by the temporarily high prices of silver, and you may incur losses when the causes for the temporary increase disappear.

Investors should be aware that while silver is used to preserve wealth by investors around the world, there is no assurance that silver will maintain its long‑term value in terms of future purchasing power. In the event the price of silver declines, the Sponsor expects the value of an investment in the Shares to decline proportionately.

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

Generally, silver prices reflect the supply and demand of available silver. Governmental decisions, such as the executive order issued by the President of the United States in 1934 requiring all persons in the United States to deliver silver to the Federal Reserve, have been viewed as having significant impact on the supply and demand of silver and the price of silver. Future governmental decisions may have an impact on the price of silver and may result in a significant decrease or increase in the value of the net assets and the net asset value of the Trust. Further regulations applicable to U.S. banks and non‑U.S. bank entities operating in the United States with respect to their trading in physical commodities, such as precious metals, may further impact the price of silver in the United States.

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

In the event that one or more Authorized Participants that have substantial interests in Shares withdraw from participation, the liquidity of the Shares will likely decrease, which could adversely affect the market price of the Shares and result in your incurring a loss on your investment in Shares.

There may be situations where an Authorized Participant is unable to redeem a Basket of Shares. To the extent the value of silver decreases, these delays may result in a decrease in the value of the silver the Authorized Participant will receive when the redemption occurs, as well as a reduction in liquidity for all Shareholders in the secondary market.

Although Shares surrendered by Authorized Participants in Basket-size aggregations are redeemable in exchange for the underlying amount of silver, redemptions may be suspended during any period while regular trading on NYSE Arca is suspended or restricted, or in which an emergency exists that makes it reasonably impracticable to deliver, dispose of, or evaluate silver. If any of these events occurs at a time when an Authorized Participant intends to redeem Shares, and the price of silver decreases before such Authorized Participant is able again to surrender for redemption Baskets, such Authorized Participant will sustain a loss with respect to the amount that it would have been able to obtain in exchange for the silver received from the Trust upon the redemption of its Shares, had the redemption taken place when such Authorized Participant originally intended it to occur. As a consequence, Authorized Participants may reduce their trading in Shares during periods of suspension, decreasing the number of potential buyers of Shares in the secondary market and, therefore, decreasing the price a Shareholder may receive upon sale.

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

If the processes of creation and redemption of Shares (which depend on timely transfers of silver to and by the Custodian) encounter any unanticipated difficulties, potential market participants, such as the Authorized Participants and their customers, who would otherwise be willing to purchase or redeem Baskets to take advantage of any arbitrage opportunity arising from discrepancies between the price of the Shares and the price of the underlying silver may not take the risk that, as a result of those difficulties, they may not be able to realize the profit they expect. If this is the case, the liquidity of the Shares may decline and the price of the Shares may fluctuate independently of the price of silver and may fall or otherwise diverge from NAV. Furthermore, in the event that the London market for physical silver should become relatively illiquid and thereby materially restrict opportunities for arbitraging by delivering silver in return for Baskets, the price of Shares may diverge from the value of physical silver.

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

Although it is generally expected that the Trust’s direct service providers and agents will have disaster recovery or similar programs or safeguards in place to mitigate the effect of such unforeseen circumstances and events, there can be no assurance that these safeguards are in place for all parties whose activities may affect the performance of the Trust, or that these safeguards, even if implemented, will be successful in preventing losses associated with such unforeseen circumstances and events. Nor can there be any assurance that the systems and applications on which the Trust relies will continue to operate as intended. In addition to potentially causing performance failures at, or direct losses to, the Trust, any such unforeseen circumstances and events or operational failures may further distract the service providers, agents or personnel on which the Trust relies, reducing their ability to conduct the activities on which the Trust is dependent. These risks cannot be fully mitigated or prevented, and further efforts or expenditures to do so may not be cost‑effective, whether due to reduced benefits from implementing additional or redundant safeguards or due to increases in associated maintenance requirements and other expenses that may make it more costly for the Trust to operate in more typical circumstances.

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

The Trust is not registered as an investment company and is not required to be registered under the Investment Company Act. Consequently, the owners of Shares do not have the protections under the Investment Company Act applicable to investors in registered investment companies. For example, the provisions of the Investment Company Act that limit transactions with affiliates, prohibit the suspension of redemptions (except under certain limited circumstances) or limit sales loads, among others, do not apply to the Trust.

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

The Custodian is responsible to the Trust for loss or damage to the Trust’s silver only under limited circumstances. The Custodian Agreement contemplates that the Custodian will be responsible to the Trust only if it acts with negligence, fraud or in willful default of its obligations under the Custodian Agreement. In addition, the Custodian has agreed to indemnify the Trust for any loss or liability directly resulting from a breach of the Custodian’s representations and warranties in the Custodian Agreement, a failure of the Custodian to act in accordance with the Trustee’s instructions or any physical loss, destruction or damage to the silver held for the Trust’s account, except for losses due to nuclear fission or fusion, radioactivity, war, terrorist event, invasion, insurrection, civil commotion, riot, strike, act of government or public authority, act of God or similar cause that is beyond the control of the Custodian for which the Custodian will not be responsible to the Trust.

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

Neither the Shareholders nor any Authorized Participant have a right under the Custodian Agreement to assert a claim of the Trustee against the Custodian. Claims under the Custodian Agreement may only be asserted by the Trustee on behalf of the Trust.

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

Holders

As of December 31, 2019, there were approximately 167 DTC participating shareholders of record of the Trust. Because most of the Trust’s Shares are held by brokers and other institutions on behalf of shareholders, we are unable to estimate the total number of shareholders represented by these record holders.

Dividends

The Trust did not declare any cash distributions to Shareholders during the fiscal years ended December 31, 2019 and 2018. The Trust has no obligation to make periodic distributions to Shareholders.

Use of Proceeds from Registered Securities

Not applicable.

Purchases of Equity Securities by the Issuers and Affiliated Purchaser

26,550,000 Shares (531 Baskets) were redeemed during the fourth quarter of the year ended December 31, 2019.

Period	Total Number of Shares Redeemed	Average Ounces of Silver Paid Per Share
10/01/19 to 10/31/19	9,000,000	$0.9349
11/01/19 to 11/30/19	9,300,000	0.9345
12/01/19 to 12/31/19	8,250,000	0.9342
Total	26,550,000	$0.9345

Item 6. Selected Financial Data.

The following table summarizes the relevant December 31, 2019, 2018, 2017, 2016 and 2015 financial data for the Trust and should be read in conjunction with the Trust’s financial statements, schedules and notes related thereto which are included in this report. The Trust commenced operations on April 21, 2006.

	December 31,
	2019	2018	2017	2016	2015
Net realized loss on silver bullion	$(55,102,881)	$(135,779,475)	$(92,120,817)	$(111,239,707)	$(212,155,884)
Net income (loss)	901,933,450	(472,326,421)	217,471,048	682,782,768	(699,232,160)
Net income (loss) per Share	2.47	(1.38)	0.62	1.91	(2.07)
Net cash flows	—	—	—	—	—
Total assets	6,543,418,555	4,906,017,787	5,407,419,250	5,543,495,441	4,393,860,514

The following table summarizes the relevant quarterly financial data for each of the four quarters of 2019 for the Trust and should be read in conjunction with the Trust’s financial statements, schedules and notes related thereto which are included in this report.

	Three Months Ended (Unaudited)
	March 31, 2019	June 30, 2019	September 30, 2019	December 31, 2019
Net realized gain (loss) on silver bullion	$(43,054,318)	$(17,462,196)	$9,532,932	$(4,119,299)
Net income (loss)	(118,203,615)	34,582,678	711,805,884	273,748,503
Net income (loss) per Share	(0.36)	0.10	1.82	0.68
Net cash flows	—	—	—	—
Total assets	4,670,448,601	4,921,091,926	6,619,990,673	6,543,418,555

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

The following chart shows the daily LBMA Silver Price, as applicable, for the periods from December 2014 through December 2019:

Results of Operations

The Year Ended December 31, 2019

The Trust’s net asset value grew from $4,904,036,623 at December 31, 2018 to $6,540,758,565 at December 31, 2019, a 33.37% increase for the year. The increase in the Trust’s net asset value resulted primarily from an increase in the price of silver, which rose 16.68% from $15.47 at December 31, 2018 to $18.05 (the LBMA Silver Price at December 31, 2019). The increase in the Trust’s net asset value also benefitted from an increase in the number of outstanding Shares, which rose from 337,850,000 Shares at December 31, 2018 to 388,100,000 Shares at December 31, 2019, a consequence of 120,750,000 Shares (2,415 Baskets) being created and 70,500,000 Shares (1,410 Baskets) being redeemed during the year.

The 16.05% increase in the Trust’s NAV from $14.52 at December 31, 2018 to $16.85 at December 31, 2019 is directly related to the 16.68% increase in the price of silver.

The Trust’s NAV increased slightly less than the price of silver on a percentage basis due to the Sponsor’s fees, which were $27,765,547 for the year, or 0.50% of the Trust’s average weighted assets of $5,557,559,388 during the year. The NAV of $18.06 on September 4, 2019 was the highest during the year, compared with a low during the year of $13.46 on May 29, 2019.

Net increase in net assets resulting from operations for the year ended December 31, 2019 was $901,933,450, resulting from an unrealized gain on investment in silver bullion of $984,801,878, partially offset by a net investment loss of $27,765,547, a net realized loss of $2,188,446 from investment in silver bullion sold to pay expenses and a net realized loss of $52,914,435 on silver bullion distributed for the redemption of Shares. Other than the Sponsor’s fees of $27,765,547, the Trust had no expenses during the year ended December 31, 2019.

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

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

Not applicable.

Item 8. Financial Statements and Supplementary Data.

The following tables show the Trust’s quarterly financial information for 2019 and 2018.

	Three Months Ended (Unaudited)
	March 31,	June 30,	September 30,	December 31,
	2019	2019	2019	2019
Expenses
Sponsor’s fees	$5,951,914	$5,821,811	$7,818,311	$8,173,511
Total expenses	5,951,914	5,821,811	7,818,311	8,173,511
Net investment loss	(5,951,914)	(5,821,811)	(7,818,311)	(8,173,511)
Net Realized and Unrealized Gain (Loss)
Net realized gain (loss) from:
Silver bullion sold to pay expenses	(785,783)	(1,096,088)	(311,270)	4,695
Silver bullion distributed for the redemption of Shares	(42,268,535)	(16,366,108)	9,844,202	(4,123,994)
Net realized gain (loss)	(43,054,318)	(17,462,196)	9,532,932	(4,119,299)
Net change in unrealized appreciation/depreciation on investment in silver bullion	(69,197,383)	57,866,685	710,091,263	286,041,313
Net realized and unrealized gain (loss)	(112,251,701)	40,404,489	719,624,195	281,922,014
Net increase (decrease) in net assets resulting from operations	$(118,203,615)	$34,582,678	$711,805,884	$273,748,503
Net increase (decrease) in net assets per Share	$(0.36)	$0.10	$1.82	$0.68

	Three Months Ended (Unaudited)
	March 31,	June 30,	September 30,	December 31,
	2018	2018	2018	2018
Expenses
Sponsor’s fees	$6,543,868	$6,592,413	$6,235,371	$5,963,871
Total expenses	6,543,868	6,592,413	6,235,371	5,963,871
Net investment loss	(6,543,868)	(6,592,413)	(6,235,371)	(5,963,871)
Net Realized and Unrealized Gain (Loss)
Net realized gain (loss) from:
Silver bullion sold to pay expenses	(506,462)	(688,243)	(1,160,169)	(1,375,337)
Silver bullion distributed for the redemption of Shares	(13,779,803)	(27,518,074)	(24,507,624)	(66,243,763)
Net realized gain (loss)	(14,286,265)	(28,206,317)	(25,667,793)	(67,619,100)
Net change in unrealized appreciation/depreciation on investment in silver bullion	(168,596,426)	(43,957,463)	(538,368,056)	439,710,522
Net realized and unrealized gain (loss)	(182,882,691)	(72,163,780)	(564,035,849)	372,091,422
Net increase (decrease) in net assets resulting from operations	$(189,426,559)	$(78,756,193)	$(570,271,220)	$366,127,551
Net increase (decrease) in net assets per Share	$(0.56)	$(0.23)	$(1.63)	$1.06

See Index to Financial Statements on page F-1 for a list of the financial statements being filed herein.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

There have been no changes in accountants and no disagreements with accountants during the year ended December 31, 2019.

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

The principal executive officer and principal financial officer of the Sponsor assessed the effectiveness of the Trust’s internal control over financial reporting as of December 31, 2019. Their assessment included an evaluation of the design of the Trust’s internal control over financial reporting and testing of the operational effectiveness of its internal control over financial reporting. In making its assessment, the Sponsor’s management has utilized the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in its report entitled Internal Control – Integrated Framework (2013). Based on their assessment and those criteria, the principal executive officer and principal financial officer of the Sponsor concluded that the Trust maintained effective internal control over financial reporting as of December 31, 2019.

The effectiveness of the Trust’s internal control over financial reporting as of December 31, 2019 has been audited by PricewaterhouseCoopers LLP, the independent registered public accounting firm that audited and reported on the financial statements included in this Form 10-K, as stated in their report which is included herein.

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

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The Trust does not have any directors, officers or employees. The following persons, in their respective capacities as directors or executive officers of the Sponsor, a Delaware limited liability company, perform certain functions with respect to the Trust that, if the Trust had directors or executive officers, would typically be performed by them.

Paul Lohrey is the President and Chief Executive Officer of the Sponsor and Mary Cronin is the Chief Financial Officer, of the Sponsor.

The Sponsor is managed by a Board of Directors composed of Mary Cronin, Philip Jensen, Peter Landini, Kimun Lee and Paul Lohrey.

Paul Lohrey, CFA, 57, has served as President and Chief Executive Officer of the Sponsor since November 2015. Mr. Lohrey joined BlackRock, Inc., a global asset management firm, as a Managing Director performing supervisory and managerial functions in June 2010. Prior to joining BlackRock, Mr. Lohrey served as Chief Investment Officer, Europe, performing supervisory and managerial functions, for The Vanguard Group, an asset management firm, from October 2008 to May 2010. He also held various positions in equity and fixed income portfolio management while at Vanguard from August 1994. Mr. Lohrey earned a Bachelor of Arts in economics from Duke University in 1984 and an MBA in finance from the University of Chicago in 1986.

Mary Cronin, (formerly Miley), 42, became a principal of the Sponsor in April 2019 and serves as its Director and Chief Financial Officer. Since May 2012, Ms. Cronin has served as a Director of BlackRock, Inc., performing supervisory and managerial functions. Prior to joining BlackRock, Inc., Ms. Cronin served in an accounting operations and financial reporting function supporting the registered funds and UCITS funds at Dodge & Cox, an asset management firm, from November 2008 to April 2012. Prior to that, Ms. Cronin was an audit Senior Manager at PricewaterhouseCoopers LLP where she focused on the audits of registered investment companies from September 1999 to October 2008. Ms. Cronin earned a Bachelor of Science in business administration from California Polytechnic State University, San Luis Obispo, in 1999, and is a certified public accountant (inactive).

Philip Jensen, 61, is Chairman of the Sponsor’s audit committee. In June 2001, Mr. Jensen joined Paul Capital, an investment firm focusing on the secondary private equity and healthcare markets, for which he presently serves as Partner and Chief Operating Officer. Mr. Jensen received his Bachelor of Science from San Francisco State University and is a certified public accountant (inactive).

Peter Landini, 68, is a member of the Sponsor’s audit committee. In 2003, Mr. Landini joined RBP Investment Advisors, Inc., a financial planning consultancy firm, for which he presently serves as Partner and Wealth Manager. Mr. Landini received his Bachelor of Science in accounting from Santa Clara University and an MBA in finance from Golden Gate University. Mr. Landini is a certified financial planner and is a member of the Financial Planning Association.

Kimun Lee, 73, is a member of the Sponsor’s audit committee. Mr. Lee is a California-registered investment adviser and has conducted his consulting business under the name Resources Consolidated since 1980. Since September 2010, Mr. Lee has served as a member of the board of directors of Firsthand Technology Value Fund, Inc., a mutual fund company. Since April 2013, Mr. Lee has served as a member of the board of directors of Firsthand Funds, a mutual fund company. Since April 2014, Mr. Lee has served as a member of the board of trustees of FundX Investment Trust, a mutual fund company. Until January 2005, Mr. Lee also served as a member of the board of directors of Fremont Mutual Funds, Inc., a mutual fund company. Mr. Lee received his Bachelor of Arts from the University of the Pacific and an MBA from University of Nevada, Reno. He also completed the executive education program on corporate governance at Stanford Graduate School of Business.

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

Item 11. Executive Compensation.

The Trust has no employees, officers or directors. The Trust is managed by the Sponsor and pays the Sponsor the Sponsor’s fee. For the year ended December 31, 2019, the Trust has incurred Sponsor’s fees of $27,765,547.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Securities Authorized for Issuance under Equity Compensation Plans

Not applicable.

Security Ownership of Certain Beneficial Owners and Management

Not applicable.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

See Item 11 above.

Item 14. Principal Accounting Fees and Services.

Audit and Non-Audit Fees

The table below summarizes the fees for services performed by PricewaterhouseCoopers LLP for the years ended December 31, 2019 and 2018.

	2019	2018
Audit fees	$61,800	$61,800
Audit-related fees(a)	2,000	250
Tax fees	—	—
All other fees	—	—
	$63,800	$62,050

(a)	Amount represents fees billed for review of the regulatory filings.

Approval of Independent Registered Public Accounting Firm Services and Fees

The audit committee of the Board of Directors of the Sponsor approved, prior to the commencement of the engagement, the engagement of and compensation to be paid to PricewaterhouseCoopers LLP as auditors of the Trust.

None of the hours expended on PricewaterhouseCoopers LLP’s engagement to audit the Trust’s financial statements for the year ended December 31, 2019 were attributable to work performed by persons other than the principal accountant’s full-time, permanent employees.

PART IV

Item 15. Exhibits, Financial Statement Schedules.

Financial Statements

See Index to Financial Statements on Page F-1 for a list of the financial statements being filed as part of this report.

Financial Statement Schedules

Schedules have been omitted since they are either not required, not applicable, or the information has otherwise been included.

Exhibits

The following documents are filed herewith or incorporated herein and made a part of this Annual Report:

Exhibit No.	Description
4.1	Second Amended and Restated Depositary Trust Agreement is incorporated by reference to Exhibit 4.1 of the Current Report on Form 8-K filed by the Registrant on December 22, 2016

4.2	Standard Terms for Authorized Participant Agreements is incorporated by reference to Exhibit 4.2 of the Current Report on Form 8-K filed by the Registrant on December 22, 2016

4.3	Description of Securities Registered under Section 12 of the Securities Exchange Act of 1934

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

We have served as the Trust’s auditor since 2006.

To the Sponsor and Shareholders of iShares® Silver Trust

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying statements of assets and liabilities, including the schedules of investments, of iShares® Silver Trust (the “Trust”) as of December 31, 2019 and 2018, and the related statements of operations, changes in net assets, and cash flows for each of the three years in the period ended December 31, 2019, including the related notes (collectively referred to as the “financial statements”).  We also have audited the Trust’s internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Trust as of December 31, 2019 and 2018, and the results of its operations, changes in its net assets, and its cash flows for each of the three years in the period ended December 31, 2019 in conformity with accounting principles generally accepted in the United States of America.  Also in our opinion, the Trust maintained, in all material respects, effective internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

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

Critical Audit Matters

Critical audit matters are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that (i) relate to accounts or disclosures that are material to the financial statements and (ii) involved our especially challenging, subjective, or complex judgments. We determined there are no critical audit matters.

/s/ PricewaterhouseCoopers LLP

Philadelphia, Pennsylvania

February 27, 2020

We have served as the Trust’s auditor since 2006.

iShares Silver Trust
Statements of Assets and Liabilities
At December 31, 2019 and 2018

	December 31,
	2019	2018
Assets
Investment in silver bullion, at fair value(a)	$6,543,418,555	$4,906,017,787
Total Assets	6,543,418,555	4,906,017,787

Liabilities
Sponsor’s fees payable	2,659,990	1,981,164
Total Liabilities	2,659,990	1,981,164

Commitments and contingent liabilities (Note 6)	—	—

Net Assets	$6,540,758,565	$4,904,036,623

Shares issued and outstanding(b)	388,100,000	337,850,000
Net asset value per Share (Note 2C)	$16.85	$14.52

(a)	Cost of investment in silver bullion: $6,294,157,046 and $5,641,558,156, respectively.
(b)	No par value, unlimited amount authorized.

See notes to financial statements.

iShares Silver Trust

Statements of Operations

For the years ended December 31, 2019, 2018 and 2017

	Years Ended December 31,
	2019	2018	2017
Expenses
Sponsor’s fees	$27,765,547	$25,335,523	$28,299,587
Total expenses	27,765,547	25,335,523	28,299,587
Net investment loss	(27,765,547)	(25,335,523)	(28,299,587)

Net Realized and Unrealized Gain (Loss)
Net realized gain (loss) from:
Silver bullion sold to pay expenses	(2,188,446)	(3,730,211)	(2,210,911)
Silver bullion distributed for the redemption of Shares	(52,914,435)	(132,049,264)	(89,909,906)
Net realized loss	(55,102,881)	(135,779,475)	(92,120,817)
Net change in unrealized appreciation/depreciation	984,801,878	(311,211,423)	337,891,452
Net realized and unrealized gain (loss)	929,698,997	(446,990,898)	245,770,635

Net increase (decrease) in net assets resulting from operations	$901,933,450	$(472,326,421)	$217,471,048

Net increase (decrease) in net assets per Share(a)	$2.47	$(1.38)	$0.62

(a)	Net increase (decrease) in net assets per Share based on average shares outstanding during the year.

See notes to financial statements.

iShares Silver Trust

Statements of Changes in Net Assets

For the years ended December 31, 2019, 2018 and 2017

	Years Ended December 31,
	2019	2018	2017
Net Assets, Beginning of Year	$4,904,036,623	$5,405,193,851	$5,541,130,643

Operations:
Net investment loss	(27,765,547)	(25,335,523)	(28,299,587)
Net realized loss	(55,102,881)	(135,779,475)	(92,120,817)
Net change in unrealized appreciation/depreciation	984,801,878	(311,211,423)	337,891,452
Net increase (decrease) in net assets resulting from operations	901,933,450	(472,326,421)	217,471,048

Capital Share Transactions:
Contributions for Shares issued	1,836,353,140	954,051,929	873,170,446
Distributions for Shares redeemed	(1,101,564,648)	(982,882,736)	(1,226,578,286)
Net increase (decrease) in net assets from capital share transactions	734,788,492	(28,830,807)	(353,407,840)

Increase (decrease) in net assets	1,636,721,942	(501,157,228)	(135,936,792)

Net Assets, End of Year	$6,540,758,565	$4,904,036,623	$5,405,193,851

Shares issued and redeemed
Shares issued	120,750,000	64,000,000	55,800,000
Shares redeemed	(70,500,000)	(65,900,000)	(75,950,000)
Net increase (decrease) in Shares issued and outstanding	50,250,000	(1,900,000)	(20,150,000)

See notes to financial statements.

iShares Silver Trust

Statements of Cash Flows

For the years ended December 31, 2019, 2018 and 2017

	Years Ended December 31,
	2019	2018	2017
Cash Flows from Operating Activities
Proceeds from silver bullion sold to pay expenses	$27,086,721	$25,579,758	$28,438,986
Expenses – Sponsor’s fees paid	(27,086,721)	(25,579,758)	(28,438,986)
Net cash provided by operating activities	—	—	—
Increase (decrease) in cash	—	—	—
Cash, beginning of year	—	—	—
Cash, end of year	$—	$—	$—

Reconciliation of Net Increase (Decrease) in Net Assets Resulting from Operations to Net Cash Provided by (Used in) Operating Activities
Net increase (decrease) in net assets resulting from operations	$901,933,450	$(472,326,421)	$217,471,048
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by (used in) operating activities:
Proceeds from silver bullion sold to pay expenses	27,086,721	25,579,758	28,438,986
Net realized (gain) loss	55,102,881	135,779,475	92,120,817
Net change in unrealized appreciation/depreciation	(984,801,878)	311,211,423	(337,891,452)
Change in operating assets and liabilities:
Sponsor’s fees payable	678,826	(244,235)	(139,399)
Net cash provided by (used in) operating activities	$—	$—	$—

Supplemental disclosure of non-cash information:
Silver bullion contributed for Shares issued	$1,836,353,140	$954,051,929	$873,170,446
Silver bullion distributed for Shares redeemed	$(1,101,564,648)	$(982,882,736)	$(1,226,578,286)

See notes to financial statements.

iShares Silver Trust
Schedules of Investments
At December 31, 2019 and 2018

December 31, 2019

Description	Ounces	Cost	Fair Value
Silver bullion	362,616,711	$6,294,157,046	$6,543,418,555

Total Investment – 100.04%			6,543,418,555
Less Liabilities – (0.04)%			(2,659,990)
Net Assets – 100.00%			$6,540,758,565

December 31, 2018

Description	Ounces	Cost	Fair Value
Silver bullion	317,233,610	$5,641,558,156	$4,906,017,787

Total Investment – 100.04%			4,906,017,787
Less Liabilities – (0.04)%			(1,981,164)
Net Assets – 100.00%			$4,904,036,623

See notes to financial statements.

iShares Silver Trust

Notes to Financial Statements

December 31, 2019

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

Gain or loss on sales of silver bullion is calculated on a trade date basis using the average cost method.

The following tables summarize activity in silver bullion for the years ended December 31, 2019, 2018 and 2017:

Year Ended December 31, 2019	Ounces	Cost	Fair Value	Realized Gain (Loss)
Beginning balance	317,233,610	$5,641,558,156	$4,906,017,787	$—
Silver bullion contributed	113,045,188	1,836,353,140	1,836,353,140	—
Silver bullion distributed	(65,991,660)	(1,154,479,083)	(1,101,564,648)	(52,914,435)
Silver bullion sold to pay expenses	(1,670,427)	(29,275,167)	(27,086,721)	(2,188,446)
Net realized loss	—	—	(55,102,881)	—
Net change in unrealized appreciation/depreciation	—	—	984,801,878	—
Ending balance	362,616,711	$6,294,157,046	$6,543,418,555	$(55,102,881)

Year Ended December 31, 2018	Ounces	Cost	Fair Value	Realized Gain (Loss)
Beginning balance	320,629,662	$5,831,748,196	$5,407,419,250	$—
Silver bullion contributed	60,236,118	954,051,929	954,051,929	—
Silver bullion distributed	(62,004,144)	(1,114,932,000)	(982,882,736)	(132,049,264)
Silver bullion sold to pay expenses	(1,628,026)	(29,309,969)	(25,579,758)	(3,730,211)
Net realized loss	—	—	(135,779,475)	—
Net change in unrealized appreciation/depreciation	—	—	(311,211,423)	—
Ending balance	317,233,610	$5,641,558,156	$4,906,017,787	$(135,779,475)

Year Ended December 31, 2017	Ounces	Cost	Fair Value	Realized Gain (Loss)
Beginning balance	341,348,242	$6,305,715,839	$5,543,495,441	$—
Silver bullion contributed	52,760,584	873,170,446	873,170,446	—
Silver bullion distributed	(71,810,555)	(1,316,488,192)	(1,226,578,286)	(89,909,906)
Silver bullion sold to pay expenses	(1,668,609)	(30,649,897)	(28,438,986)	(2,210,911)
Net realized loss	—	—	(92,120,817)	—
Net change in unrealized appreciation/depreciation	—	—	337,891,452	—
Ending balance	320,629,662	$5,831,748,196	$5,407,419,250	$(92,120,817)

C.	Calculation of Net Asset Value

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

When silver bullion is exchanged in settlement of a redemption, it is considered a sale of silver bullion for accounting purposes.

Share activities for the years ended December 31, 2019, 2018 and 2017 were as follows:

	December 31,
	2019		2018		2017
	Shares	Amount	Shares	Amount	Shares	Amount
Shares issued	120,750,000	$1,836,353,140	64,000,000	$954,051,929	55,800,000	$873,170,446
Shares redeemed	(70,500,000)	(1,101,564,648)	(65,900,000)	(982,882,736)	(75,950,000)	(1,226,578,286)
Net increase (decrease)	50,250,000	$734,788,492	(1,900,000)	$(28,830,807)	(20,150,000)	$(353,407,840)

E.	Federal Income Taxes

The Trust is treated as a grantor trust for federal income tax purposes and, therefore, no provision for federal income taxes is required. Any interest, expenses, gains and losses are passed through to the holders of Shares of the Trust.

The Sponsor has analyzed applicable tax laws and regulations and their application to the Trust as of December 31, 2019 and does not believe that there are any uncertain tax positions that require recognition of a tax liability.

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

The Trust Agreement provides that the Sponsor and its shareholders, directors, officers, employees, affiliates (as such term is defined under the Securities Act, as amended) and subsidiaries shall be indemnified from the Trust and held harmless against any loss, liability or expense incurred without their (1) negligence, bad faith, willful misconduct or willful malfeasance arising out of or in connection with the performance of their obligations under the Trust Agreement or any actions taken in accordance with the provisions of the Trust Agreement or (2) reckless disregard of their obligations and duties under the Trust Agreement.

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

8 - Financial Highlights

The following financial highlights relate to investment performance and operations for a Share outstanding for the years ended December 31, 2019, 2018 and 2017.

	December 31,
	2019	2018	2017
Net asset value per Share, beginning of year	$14.52	$15.91	$15.40

Net investment loss(a)	(0.08)	(0.07)	(0.08)
Net realized and unrealized gain (loss)(b)	2.41	(1.32)	0.59
Net increase (decrease) in net assets from operations	2.33	(1.39)	0.51
Net asset value per Share, end of year	$16.85	$14.52	$15.91

Total return, at net asset value(c)	16.05%	(8.74)%	3.31%

Ratio to average net assets:
Net investment loss	(0.50)%	(0.50)%	(0.50)%
Expenses	0.50%	0.50%	0.50%

(a)	Based on average Shares outstanding during the year.
(b)

The amounts reported for a Share outstanding may not accord with the change in aggregate gains and losses on investment for the period due to the timing of Trust Share transactions in relation to the fluctuating fair values of the Trust’s underlying investment.

(c)	Based on the change in net asset value of a Share during the year.

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

At December 31, 2019 and December 31, 2018, the value of the silver bullion held by the Trust is categorized as Level 1.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned in the capacities* indicated thereunto duly authorized.

iShares Delaware Trust Sponsor LLC,

Sponsor of the iShares Silver Trust (registrant)

/s/ Paul Lohrey
Paul Lohrey
Director, President and Chief Executive Officer
(Principal executive officer)

Date:	February 27, 2020

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities* and on the dates indicated.

/s/ Paul Lohrey
Paul Lohrey
Director, President and Chief Executive Officer
(Principal executive officer)

Date:	February 27, 2020

/s/ Mary Cronin
Mary Cronin
Director and Chief Financial Officer
(Principal financial and accounting officer)

Date:	February 27, 2020

/s/ Philip Jensen
Philip Jensen
Director

Date:	February 27, 2020

/s/ Peter Landini
Peter Landini
Director

Date:	February 27, 2020

/s/ Kimun Lee
Kimun Lee
Director

Date:	February 27, 2020

*    The registrant is a trust and the persons are signing in their respective capacities as officers or directors of iShares Delaware Trust Sponsor LLC, the Sponsor of the registrant.