Form 10-Q
period 2020-03-31
iShares Silver Trust
filed 2020-05-07
CIK 1330568

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2020

or

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

As of April 30, 2020, the Registrant had 442,600,000 Shares outstanding.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

iShares Silver Trust
Statements of Assets and Liabilities (Unaudited)
At March 31, 2020 and December 31, 2019

	March 31,	December 31,
	2020	2019
Assets
Investment in silver bullion, at fair value(a)	$5,507,482,733	$6,543,418,555
Total Assets	5,507,482,733	6,543,418,555

Liabilities
Sponsor’s fees payable	2,365,640	2,659,990
Total Liabilities	2,365,640	2,659,990

Commitments and contingent liabilities (Note 6)	—	—

Net Assets	$5,505,117,093	$6,540,758,565

Shares issued and outstanding(b)	423,700,000	388,100,000
Net asset value per Share (Note 2C)	$12.99	$16.85

(a)	Cost of investment in silver bullion: $6,681,432,888 and $6,294,157,046, respectively.
(b)	No par value, unlimited amount authorized.

See notes to financial statements.

iShares Silver Trust

Statements of Operations (Unaudited)

For the three months ended March 31, 2020 and 2019

	Three Months Ended March 31,
	2020	2019
Expenses
Sponsor’s fees	$7,676,949	$5,951,914
Total expenses	7,676,949	5,951,914
Net investment loss	(7,676,949)	(5,951,914)

Net Realized and Unrealized Gain (Loss)
Net realized gain (loss) from:
Silver bullion sold to pay expenses	74,640	(785,783)
Silver bullion distributed for the redemption of Shares	(9,645,349)	(42,268,535)
Net realized loss	(9,570,709)	(43,054,318)
Net change in unrealized appreciation/depreciation	(1,423,211,664)	(69,197,383)
Net realized and unrealized loss	(1,432,782,373)	(112,251,701)

Net decrease in net assets resulting from operations	$(1,440,459,322)	$(118,203,615)

Net decrease in net assets per Share(a)	$(3.69)	$(0.36)

(a)	Net decrease in net assets per Share based on average shares outstanding during the period.

See notes to financial statements.

iShares Silver Trust

Statements of Changes in Net Assets (Unaudited)

For the three months ended March 31, 2020

Three Months Ended March 31, 2020
Net Assets at December 31, 2019	$6,540,758,565

Operations:
Net investment loss	(7,676,949)
Net realized loss	(9,570,709)
Net change in unrealized appreciation/depreciation	(1,423,211,664)
Net decrease in net assets resulting from operations	(1,440,459,322)

Capital Share Transactions:
Contributions for Shares issued	889,817,438
Distributions for Shares redeemed	(484,999,588)
Net increase in net assets from capital share transactions	404,817,850

Decrease in net assets	(1,035,641,472)

Net Assets at March 31, 2020	$5,505,117,093

Shares issued and redeemed
Shares issued	66,150,000
Shares redeemed	(30,550,000)
Net increase in Shares issued and outstanding	35,600,000

See notes to financial statements.

iShares Silver Trust

Statements of Changes in Net Assets (Unaudited)

For the three months ended March 31, 2019

Three Months Ended March 31, 2019
Net Assets at December 31, 2018	$4,904,036,623

Operations:
Net investment loss	(5,951,914)
Net realized loss	(43,054,318)
Net change in unrealized appreciation/depreciation	(69,197,383)
Net decrease in net assets resulting from operations	(118,203,615)

Capital Share Transactions:
Contributions for Shares issued	185,279,712
Distributions for Shares redeemed	(302,681,083)
Net decrease in net assets from capital share transactions	(117,401,371)

Decrease in net assets	(235,604,986)

Net Assets at March 31, 2019	$4,668,431,637

Shares issued and redeemed
Shares issued	12,650,000
Shares redeemed	(20,700,000)
Net decrease in Shares issued and outstanding	(8,050,000)

See notes to financial statements.

iShares Silver Trust

Statements of Cash Flows (Unaudited)

For the three months ended March 31, 2020 and 2019

	Three Months Ended March 31,
	2020	2019
Cash Flows from Operating Activities
Proceeds from silver bullion sold to pay expenses	$7,971,299	$5,916,114
Expenses – Sponsor’s fees paid	(7,971,299)	(5,916,114)
Net cash provided by operating activities	—	—
Increase (decrease) in cash	—	—
Cash, beginning of period	—	—
Cash, end of period	$—	$—

Reconciliation of Net Increase (Decrease) in Net Assets Resulting from Operations to Net Cash Provided by (Used in) Operating Activities
Net decrease in net assets resulting from operations	$(1,440,459,322)	$(118,203,615)
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by (used in) operating activities:
Proceeds from silver bullion sold to pay expenses	7,971,299	5,916,114
Net realized (gain) loss	9,570,709	43,054,318
Net change in unrealized appreciation/depreciation	1,423,211,664	69,197,383
Change in operating assets and liabilities:
Sponsor’s fees payable	(294,350)	35,800
Net cash provided by (used in) operating activities	$—	$—

Supplemental disclosure of non-cash information:
Silver bullion contributed for Shares issued	$889,817,438	$185,279,712
Silver bullion distributed for Shares redeemed	$(484,999,588)	$(302,681,083)

See notes to financial statements.

iShares Silver Trust
Schedules of Investments (Unaudited)
At March 31, 2020 and December 31, 2019

March 31, 2020

Description	Ounces	Cost	Fair Value
Silver bullion	395,368,466	$6,681,432,888	$5,507,482,733

Total Investment – 100.04%			5,507,482,733
Less Liabilities – (0.04)%			(2,365,640)
Net Assets – 100.00%			$5,505,117,093

December 31, 2019

Description	Ounces	Cost	Fair Value
Silver bullion	362,616,711	$6,294,157,046	$6,543,418,555

Total Investment – 100.04%			6,543,418,555
Less Liabilities – (0.04)%			(2,659,990)
Net Assets – 100.00%			$6,540,758,565

See notes to financial statements.

iShares Silver Trust

Notes to Financial Statements (Unaudited)

March 31, 2020

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

The accompanying unaudited financial statements were prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”) for interim financial information and with the instructions for Form 10-Q and the rules and regulations of the U.S. Securities and Exchange Commission (the “SEC”). In the opinion of management, all material adjustments, consisting only of normal recurring adjustments considered necessary for a fair statement of the interim period financial statements, have been made. Interim period results are not necessarily indicative of results for a full-year period. These financial statements and the notes thereto should be read in conjunction with the Trust’s financial statements included in its Annual Report on Form 10-K for the year ended December 31, 2019, as filed with the SEC on February 27, 2020.

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

Gain or loss on sales of silver bullion is calculated on a trade date basis using the average cost method.

The following tables summarize activity in silver bullion for the three months ended March 31, 2020 and 2019:

Three Months Ended March 31, 2020	Ounces	Cost	Fair Value	Realized Gain (Loss)
Beginning balance	362,616,711	$6,294,157,046	$6,543,418,555	$—
Silver bullion contributed	61,719,272	889,817,438	889,817,438	—
Silver bullion distributed	(28,512,880)	(494,644,937)	(484,999,588)	(9,645,349)
Silver bullion sold to pay expenses	(454,637)	(7,896,659)	(7,971,299)	74,640
Net realized loss	—	—	(9,570,709)	—
Net change in unrealized appreciation/depreciation	—	—	(1,423,211,664)	—
Ending balance	395,368,466	$6,681,432,888	$5,507,482,733	$(9,570,709)

Three Months Ended March 31, 2019	Ounces	Cost	Fair Value	Realized Gain (Loss)
Beginning balance	317,233,610	$5,641,558,156	$4,906,017,787	$—
Silver bullion contributed	11,866,072	185,279,712	185,279,712	—
Silver bullion distributed	(19,420,968)	(344,949,618)	(302,681,083)	(42,268,535)
Silver bullion sold to pay expenses	(377,482)	(6,701,897)	(5,916,114)	(785,783)
Net realized loss	—	—	(43,054,318)	—
Net change in unrealized appreciation/depreciation	—	—	(69,197,383)	—
Ending balance	309,301,232	$5,475,186,353	$4,670,448,601	$(43,054,318)

C.	Calculation of Net Asset Value

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

The Sponsor has analyzed applicable tax laws and regulations and their application to the Trust as of March 31, 2020 and does not believe that there are any uncertain tax positions that require recognition of a tax liability.

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

8 - Financial Highlights

The following financial highlights relate to investment performance and operations for a Share outstanding for the three months ended March 31, 2020 and 2019.

	Three Months Ended
	March 31,
	2020	2019
Net asset value per Share, beginning of period	$16.85	$14.52

Net investment loss(a)	(0.02)	(0.02)
Net realized and unrealized loss(b)	(3.84)	(0.34)
Net decrease in net assets from operations	(3.86)	(0.36)
Net asset value per Share, end of period	$12.99	$14.16

Total return, at net asset value(c)(d)	(22.91)%	(2.48)%

Ratio to average net assets:
Net investment loss(e)	(0.50)%	(0.50)%
Expenses(e)	0.50%	0.50%

(a)	Based on average Shares outstanding during the period.
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

At March 31, 2020 and December 31, 2019, the value of the silver bullion held by the Trust is categorized as Level 1.

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

Valuation of Silver Bullion; Computation of Net Asset Value

On each business day, as soon as practicable after 4:00 p.m. (New York time), the Trustee evaluates the silver held by the Trust and determines the net asset value of the Trust and net asset value per Share (“NAV”). The Trustee values the silver held by the Trust using the price per ounce of silver determined in an electronic auction hosted by ICE Benchmark Administration (“IBA”) that begins at 12:00 p.m. (London time) and published shortly thereafter, on the day the valuation takes place (such price, the “LBMA Silver Price”). If there is no announced LBMA Silver Price on any day, the Trustee is authorized to use the most recently announced LBMA Silver Price unless the Trustee, in consultation with the Sponsor, determines that such price is inappropriate as a basis for evaluation. The LBMA Silver Price is used by the Trust because it is commonly used by the U.S. silver market as an indicator of the value of silver and is permitted to be used under the Trust Agreement. The use of an indicator of the value of silver bullion other than the LBMA Silver Price could result in materially different fair value pricing of the silver held by the Trust, and as such, could result in different cost or market adjustments or in different redemption value adjustments of the outstanding redeemable capital Shares. Having valued the silver held by the Trust, the Trustee then subtracts all accrued fees, expenses and other liabilities of the Trust from the total value of the silver held by the Trust and other assets of the Trust. The result is the net asset value of the Trust. The Trustee computes NAV by dividing the net asset value of the Trust by the number of Shares outstanding on the date the computation is made.

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

Results of Operations

The Quarter Ended March 31, 2020

The Trust’s net asset value fell from $6,540,758,565 at December 31, 2019 to $5,505,117,093 at March 31, 2020, a 15.83% decrease. The decrease in the Trust’s net asset value resulted primarily from a decrease in the LBMA Silver Price, which fell 22.83% from $18.05 at December 31, 2019 to $13.93 at March 31, 2020. The decrease in the Trust’s net asset value was partially offset by an increase in outstanding Shares, which rose from 388,100,000 Shares at December 31, 2019 to 423,700,000 Shares at March 31, 2020, a consequence of 66,150,000 Shares (1,323 Baskets) being created and 30,550,000 Shares (611 Baskets) being redeemed during the quarter.

The 22.91% decline in the Trust’s NAV from $16.85 at December 31, 2019 to $12.99 at March 31, 2020 is directly related to the 22.83% decrease in the price of silver.

The Trust’s NAV decreased slightly more than the price of silver on a percentage basis due to the Sponsor’s fees, which were $7,676,949 for the quarter, or 0.12% of the Trust’s average weighted assets of $6,164,088,647 during the quarter. The NAV of $17.52 on February 24, 2020 was the highest during the quarter, compared with a low during the quarter of $11.20 on March 19, 2020.

Net decrease in net assets resulting from operations for the quarter ended March 31, 2020 was $1,440,459,322, resulting from an unrealized loss on investment in silver bullion of $1,423,211,664, a net realized loss of $9,645,349 on silver bullion distributed for the redemption of Shares and a net investment loss of $7,676,949, partially offset by a net realized gain of $74,640 from silver bullion sold to pay expenses. Other than the Sponsor’s fees of $7,676,949, the Trust had no expenses during the quarter.

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

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

Except as set forth below, there have been no material changes to the Risk Factors last reported under Part I, Item 1A of the registrant’s Annual Report on Form 10-K for the year ended December 31, 2019, filed with the Securities and Exchange Commission on February 27, 2020.

The Trust may be negatively impacted by the effects of the spread of illnesses or other public health emergencies on the global economy and the markets and service providers relevant to the performance of the Trust.

An outbreak of infectious respiratory illness caused by a novel coronavirus known as COVID-19 was first detected in China in December 2019 and has now been spread globally. This outbreak has resulted in travel restrictions, closed international borders, enhanced health screenings at ports of entry and elsewhere, disruption of and delays in healthcare service preparation and delivery, prolonged quarantines, cancellations, supply chain disruptions, and lower consumer demand, layoffs, defaults and other significant economic impacts, as well as general concern and uncertainty. The impact of this outbreak has adversely affected the economies of many nations and the entire global economy and may impact individual issuers and capital markets in ways that cannot necessarily be foreseen. Other infectious illness outbreaks that may arise in the future could have similar impacts. Public health crises caused by the outbreak may exacerbate other pre-existing political, social and economic risks in certain countries or globally.

The COVID-19 outbreak will have serious negative effects on social, economic and financial systems, including significant uncertainty and volatility in the financial markets. For instance, the suspension of operations of mines, refineries and vaults that extract, produce or store silver, restrictions on travel that delay or prevent the transportation of silver, and an increase in demand for silver may disrupt supply chains for silver, which could cause secondary market spreads to widen and compromise our ability to make settlements on time. Any inability of the Trust to issue or redeem Shares or the Custodian or any sub-custodian to receive or deliver silver as a result of the outbreak will negatively affect the Trust’s operations.

The duration of the outbreak and its effects cannot be determined with certainty. A prolonged outbreak could result in an increase of the costs of the Trust, affect liquidity in the market for silver as well as the correlation between the price of the Shares and the net asset value of the Trust, any of which could adversely affect the value of your Shares. In addition, the outbreak could also impair the information technology and other operational systems upon which the Trust’s service providers, including the Sponsor, the Trustee and the Custodian, rely, and could otherwise disrupt the ability of employees of the Trust’s service providers to perform essential tasks on behalf of the Trust. Governmental and quasigovernmental authorities and regulators throughout the world have in the past responded to major economic disruptions with a variety of fiscal and monetary policy changes, including, but not limited to, direct capital infusions into companies, new monetary programs and lower interest rates. An unexpected or quick reversal of these policies, or the ineffectiveness of these policies, is likely to increase volatility in the market for silver, which could adversely affect the price of the Shares.

Further, the outbreak could interfere with or prevent the operation of the electronic auction hosted by IBA to determine the LBMA Silver Price, which the Trustee uses to value the silver held by the Trust and calculate the net asset value of the Trust. The outbreak could also cause the closure of futures exchanges, which could eliminate the ability of Authorized Participants to hedge purchases of Baskets, increasing trading costs of Shares and resulting in a sustained premium or discount in the Shares. Each of these outcomes would negatively impact the Trust.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

a) None.

b) Not applicable.

c) 30,550,000 Shares (611 Baskets) were redeemed during the quarter ended March 31, 2020.

Period	Total Number of Shares Redeemed	Average Ounces of Silver Paid Per Share
01/01/20 to 01/31/20	10,150,000	$0.9338
02/01/20 to 02/29/20	8,800,000	0.9332
03/01/20 to 03/31/20	11,600,000	0.9330
Total	30,550,000	$0.9333

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

Sponsor of the iShares Silver Trust (registrant)

/s/ Paul Lohrey
Paul Lohrey
Director, President and Chief Executive Officer
(Principal executive officer)

Date:	May 6, 2020

/s/ Mary Cronin
Mary Cronin
Director and Chief Financial Officer
(Principal financial and accounting officer)

Date:	May 6, 2020

*	The registrant is a trust and the persons are signing in their respective capacities as officers of iShares Delaware Trust Sponsor LLC, the Sponsor of the registrant.