Form 10-Q
period 2020-06-30
iShares Silver Trust
filed 2020-08-05
CIK 1330568

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2020
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

As of July 31, 2020, the Registrant had 609,800,000 Shares outstanding.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

iShares® Silver Trust

Statements of Assets and Liabilities (Unaudited)

At June 30, 2020 and December 31, 2019

	June 30, 2020	December 31, 2019
Assets
Investment in silver bullion, at fair value(a)	$8,886,943,805	$6,543,418,555
Total Assets	8,886,943,805	6,543,418,555

Liabilities
Sponsor’s fees payable	3,486,918	2,659,990
Total Liabilities	3,486,918	2,659,990

Commitments and contingent liabilities (Note 6)	—	—

Net Assets	$8,883,456,887	$6,540,758,565

Shares issued and outstanding(b)	534,350,000	388,100,000
Net asset value per Share (Note 2C)	$16.62	$16.85

(a)	Cost of investment in silver bullion: $8,374,199,813 and $6,294,157,046, respectively.
(b)	No par value, unlimited amount authorized.

See notes to financial statements.

iShares®Silver Trust

Statements of Operations (Unaudited)

For the three and six months ended June 30, 2020 and 2019

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Expenses
Sponsor’s fees	$8,953,394	$5,821,811	$16,630,343	$11,773,725
Total expenses	8,953,394	5,821,811	16,630,343	11,773,725
Net investment loss	(8,953,394)	(5,821,811)	(16,630,343)	(11,773,725)

Net Realized and Unrealized Gain (Loss)
Net realized gain (loss) from:
Silver bullion sold to pay expenses	(583,239)	(1,096,088)	(508,599)	(1,881,871)
Silver bullion distributed for the redemption of Shares	(10,559,630)	(16,366,108)	(20,204,979)	(58,634,643)
Net realized loss	(11,142,869)	(17,462,196)	(20,713,578)	(60,516,514)
Net change in unrealized appreciation/depreciation	1,686,694,147	57,866,685	263,482,483	(11,330,698)
Net realized and unrealized gain (loss)	1,675,551,278	40,404,489	242,768,905	(71,847,212)

Net increase (decrease) in net assets resulting from operations	$1,666,597,884	$34,582,678	$226,138,562	$(83,620,937)

Net increase (decrease) in net assets per Share(a)	$3.51	$0.10	$0.52	$(0.25)

(a)	Net increase (decrease) in net assets per Share based on average shares outstanding during the period.

See notes to financial statements.

iShares® Silver Trust

Statements of Changes in Net Assets (Unaudited)

For the three and six months ended June 30, 2020

Six Months Ended June 30, 2020
Net Assets at December 31, 2019	$6,540,758,565

Operations:
Net investment loss	(7,676,949)
Net realized loss	(9,570,709)
Net change in unrealized appreciation/depreciation	(1,423,211,664)
Net decrease in net assets resulting from operations	(1,440,459,322)

Capital Share Transactions:
Contributions for Shares issued	889,817,438
Distributions for Shares redeemed	(484,999,588)
Net increase in net assets from capital share transactions	404,817,850

Decrease in net assets	(1,035,641,472)

Net Assets at March 31, 2020	$5,505,117,093

Operations:
Net investment loss	(8,953,394)
Net realized loss	(11,142,869)
Net change in unrealized appreciation/depreciation	1,686,694,147
Net increase in net assets resulting from operations	1,666,597,884

Capital Share Transactions:
Contributions for Shares issued	1,962,530,775
Distributions for Shares redeemed	(250,788,865)
Net increase in net assets from capital share transactions	1,711,741,910

Increase in net assets	3,378,339,794

Net Assets at June 30, 2020	$8,883,456,887

Shares issued and redeemed
Shares issued	193,500,000
Shares redeemed	(47,250,000)
Net increase in Shares issued and outstanding	146,250,000

See notes to financial statements.

iShares® Silver Trust

Statements of Changes in Net Assets (Unaudited)

For the three and six months ended June 30, 2019

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

See notes to financial statements.

iShares® Silver Trust

Statements of Cash Flows (Unaudited)

For the six months ended June 30, 2020 and 2019

	Six Months Ended June 30,
	2020	2019
Cash Flows from Operating Activities
Proceeds from silver bullion sold to pay expenses	$15,803,415	$11,803,469
Expenses – Sponsor’s fees paid	(15,803,415)	(11,803,469)
Net cash provided by operating activities	—	—
Increase (decrease) in cash	—	—
Cash, beginning of period	—	—
Cash, end of period	$—	$—

Reconciliation of Net Increase (Decrease) in Net Assets Resulting from Operations to Net Cash Provided by (Used in) Operating Activities
Net increase (decrease) in net assets resulting from operations	$226,138,562	$(83,620,937)
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by (used in) operating activities:
Proceeds from silver bullion sold to pay expenses	15,803,415	11,803,469
Net realized (gain) loss	20,713,578	60,516,514
Net change in unrealized appreciation/depreciation	(263,482,483)	11,330,698
Change in operating assets and liabilities:
Sponsor’s fees payable	826,928	(29,744)
Net cash provided by (used in) operating activities	$—	$—

Supplemental disclosure of non-cash information:
Silver bullion contributed for Shares issued	$2,852,348,213	$485,837,021
Silver bullion distributed for Shares redeemed	(735,788,453)	(387,112,201)

See notes to financial statements.

iShares® Silver Trust

Schedules of Investments (Unaudited)

At June 30, 2020 and December 31, 2019

June 30, 2020

Description	Ounces	Cost	Fair Value
Silver bullion	498,007,498	$8,374,199,813	$8,886,943,805

Total Investments – 100.04%			8,886,943,805
Less Liabilities – (0.04)%			(3,486,918)
Net Assets – 100.00%			$8,883,456,887

December 31, 2019

Description	Ounces	Cost	Fair Value
Silver bullion	362,616,711	$6,294,157,046	$6,543,418,555

Total Investments – 100.04%			6,543,418,555
Less Liabilities – (0.04)%			(2,659,990)
Net Assets – 100.00%			$6,540,758,565

See notes to financial statements.

iShares® Silver Trust

Notes to Financial Statements (Unaudited)

June 30, 2020

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

Gain or loss on sales of silver bullion is calculated on a trade date basis using the average cost method.

The following tables summarize activity in silver bullion for the three months ended June 30, 2020 and 2019:

Three Months Ended June 30, 2020	Ounces	Cost	Fair Value	Realized Gain (Loss)
Beginning balance	395,368,466	$6,681,432,888	$5,507,482,733	$—
Silver bullion contributed	118,708,634	1,962,530,775	1,962,530,775	—
Silver bullion distributed	(15,569,065)	(261,348,495)	(250,788,865)	(10,559,630)
Silver bullion sold to pay expenses	(500,537)	(8,415,355)	(7,832,116)	(583,239)
Net realized gain	—	—	(11,142,869)	—
Net change in unrealized appreciation/depreciation	—	—	1,686,694,147	—
Ending balance	498,007,498	$8,374,199,813	$8,886,943,805	$(11,142,869)

Three Months Ended June 30, 2019	Ounces	Cost	Fair Value	Realized Gain (Loss)
Beginning balance	309,301,232	$5,475,186,353	$4,670,448,601	$—
Silver bullion contributed	20,139,972	300,557,309	300,557,309	—
Silver bullion distributed	(5,715,084)	(100,797,226)	(84,431,118)	(16,366,108)
Silver bullion sold to pay expenses	(395,507)	(6,983,443)	(5,887,355)	(1,096,088)
Net realized gain	—	—	(17,462,196)	—
Net change in unrealized appreciation/depreciation	—	—	57,866,685	—
Ending balance	323,330,613	$5,667,962,993	$4,921,091,926	$(17,462,196)

The following tables summarize activity in silver bullion for the six months ended June 30, 2020 and 2019:

Six Months Ended June 30, 2020	Ounces	Cost	Fair Value	Realized Gain (Loss)
Beginning balance	362,616,711	$6,294,157,046	$6,543,418,555	$—
Silver bullion contributed	180,427,906	2,852,348,213	2,852,348,213	—
Silver bullion distributed	(44,081,945)	(755,993,432)	(735,788,453)	(20,204,979)
Silver bullion sold to pay expenses	(955,174)	(16,312,014)	(15,803,415)	(508,599)
Net realized gain	—	—	(20,713,578)	—
Net change in unrealized appreciation/depreciation	—	—	263,482,483	—
Ending balance	498,007,498	$8,374,199,813	$8,886,943,805	$(20,713,578)

Six Months Ended June 30, 2019	Ounces	Cost	Fair Value	Realized Gain (Loss)
Beginning balance	317,233,610	$5,641,558,156	$4,906,017,787	$—
Silver bullion contributed	32,006,044	485,837,021	485,837,021	—
Silver bullion distributed	(25,136,052)	(445,746,844)	(387,112,201)	(58,634,643)
Silver bullion sold to pay expenses	(772,989)	(13,685,340)	(11,803,469)	(1,881,871)
Net realized gain	—	—	(60,516,514)	—
Net change in unrealized appreciation/depreciation	—	—	(11,330,698)	—
Ending balance	323,330,613	$5,667,962,993	$4,921,091,926	$(60,516,514)

C.	Calculation of Net Asset Value

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

The Sponsor has analyzed applicable tax laws and regulations and their application to the Trust as of June 30, 2020 and does not believe that there are any uncertain tax positions that require recognition of a tax liability.

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

8 - Financial Highlights

The following financial highlights relate to investment performance and operations for a Share outstanding for the three and six months ended June 30, 2020 and 2019.

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Net asset value per Share, beginning of period	$12.99	$14.16	$16.85	$14.52

Net investment loss(a)	(0.02)	(0.02)	(0.04)	(0.04)
Net realized and unrealized gain (loss)(b)	3.65	0.11	(0.19)	(0.23)
Net increase (decrease) in net assets from operations	3.63	0.09	(0.23)	(0.27)
Net asset value per Share, end of period	$16.62	$14.25	$16.62	$14.25

Total return, at net asset value(c)(d)	27.94%	0.64%	(1.36)%	(1.86)%

Ratio to average net assets
Net investment loss(e)	(0.50)%	(0.50)%	(0.50)%	(0.50)%
Expenses(e)	0.50%	0.50%	0.50%	0.50%

(a)	Based on average Shares outstanding during the period.
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

Level 1 −	Unadjusted quoted prices in active markets for identical assets or liabilities;

Level 2 −

Inputs other than quoted prices included within Level 1 that are observable for the asset or liability either directly or indirectly, including quoted prices for similar assets or liabilities in active markets, quoted prices for identical or similar assets or liabilities in markets that are not considered to be active, inputs other than quoted prices that are observable for the asset or liability, and inputs that are derived principally from or corroborated by observable market data by correlation or other means; and

Level 3 −	Unobservable inputs that are unobservable for the asset or liability, including the Trust’s assumptions used in determining the fair value of investments.

At June 30, 2020 and December 31, 2019, the value of the silver bullion held by the Trust is categorized as Level 1.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

This information should be read in conjunction with the financial statements and notes to financial statements included in Item 1 of Part I of this Form 10‑Q. The discussion and analysis that follows may contain statements that relate to future events or future performance. In some cases, such forward-looking statements can be identified by terminology such as “may,” “should,” “could,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “potential” or the negative of these terms or other comparable terminology. These statements are only predictions. Actual events or results may differ materially. These statements are based upon certain assumptions and analyses made by the Sponsor on the basis of its perception of historical trends, current conditions and expected future developments, as well as other factors it believes are appropriate in the circumstances. Whether or not actual results and developments will conform to the Sponsor’s expectations and predictions, however, is subject to a number of risks and uncertainties, including the special considerations discussed below, general economic, market and business conditions, changes in laws or regulations, including those concerning taxes, made by governmental authorities or regulatory bodies, and other world economic and political developments. Although the Sponsor does not make forward-looking statements unless it believes it has a reasonable basis for doing so, the Sponsor cannot guarantee their accuracy. Except as required by applicable disclosure laws, neither the Trust nor the Sponsor is under a duty to update any of the forward-looking statements to conform such statements to actual results or to a change in the Sponsor’s expectations or predictions.

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

Valuation of Silver Bullion; Computation of Net Asset Value

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

Critical Accounting Policies

The financial statements and accompanying notes are prepared in accordance with generally accepted accounting principles in the United States of America. The preparation of these financial statements relies on estimates and assumptions that impact the Trust’s financial position and results of operations. These estimates and assumptions affect the Trust’s application of accounting policies. A description of the valuation of silver bullion, a critical accounting policy that the Trust believes is important to understanding its results of operations and financial position, is provided in the section entitled “Valuation of Silver Bullion; Computation of Net Asset Value” above. In addition, please refer to Note 2 to the financial statements included in this report for further discussion of the Trust’s accounting policies.

Results of Operations

The Quarter Ended June 30, 2020

The Trust’s net asset value grew from $5,505,117,093 at March 31, 2020 to $8,883,456,887 at June 30, 2020, a 61.37% increase. The increase in the Trust’s net asset value resulted primarily from an increase in the LBMA Silver Price, which rose 28.14% from $13.93 at March 31, 2020 to $17.85 at June 30, 2020. The Trust’s net asset value also benefited from an increase in number of outstanding Shares, which rose from 423,700,000 Shares at March 31, 2020 to 534,350,000 Shares at June 30, 2020, a consequence of 127,350,000 Shares (2,547 Baskets) being created and 16,700,000 Shares (334 Baskets) being redeemed during the quarter.

The 27.94% increase in the Trust’s NAV from $12.99 at March 31, 2020 to $16.62 at June 30, 2020 is directly related to the 28.14% increase in the price of silver.

The Trust’s NAV increased slightly less than the price of silver on a percentage basis due to the Sponsor’s fees, which were $8,953,394 for the quarter, or 0.12% of the Trust’s average weighted assets of $7,239,298,886 during the quarter. The NAV of $17.03 on June 2, 2020 was the highest during the quarter, compared with a low during the quarter of $13.07 on April 1, 2020.

Net increase in net assets resulting from operations for the quarter ended June 30, 2020 was $1,666,597,884, resulting primarily from an unrealized gain on investment in silver bullion of $1,686,694,147, offset by a net realized loss of $10,559,630 on silver bullion distributed for the redemption of Shares, a net investment loss of $8,953,394, and a net realized loss of $583,239 from silver bullion sold to pay expenses. Other than the Sponsor’s fees of $8,953,394, the Trust had no expenses during the quarter.

The Six-Month Period Ended June 30, 2020

The Trust’s net asset value grew from $6,540,758,565 at December 31, 2019 to $8,883,456,887 at June 30, 2020, a 35.82% increase. The increase in the Trust’s net asset value resulted primarily from an increase in the number of outstanding Shares, which rose from 388,100,000 Shares at December 31, 2019 to 534,350,000 Shares at June 30, 2020, a consequence of 193,500,000 Shares (3,870 Baskets) being created and 47,250,000 Shares (945 Baskets) being redeemed during the period. The increase in the Trust’s net asset value was partially offset by from a decrease in the LBMA Silver Price, which fell 1.11% from $18.05 at December 31, 2019 to $17.85 at June 30, 2020.

The 1.36% decline in the Trust’s NAV from $16.85 at December 31, 2019 to $16.62 at June 30, 2020 is directly related to the 1.11% decrease in the price of silver.

The Trust’s NAV decreased slightly more than the price of silver on a percentage basis due to the Sponsor’s fees, which were $16,630,343 for the period, or 0.25% of the Trust’s average weighted assets of $6,701,693,767 during the period. The NAV of $17.52 on February 24, 2020 was the highest during the period, compared with a low during the period of $11.20 on March 19, 2020.

Net increase in net assets resulting from operations for the six months ended June 30, 2020 was $226,138,562, resulting primarily from an unrealized gain on investment in silver bullion of $263,482,483, offset by a net realized loss of $20,204,979 on silver bullion distributed for the redemption of Shares, a net investment loss of $16,630,343 and a net realized loss of $508,599 from silver bullion sold to pay expenses. Other than the Sponsor’s fees of $16,630,343, the Trust had no expenses during the period.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Not applicable.

Item 4. Controls and Procedures.

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

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

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

An outbreak of infectious respiratory illness caused by a novel coronavirus known as COVID-19 was first detected in China in December 2019 and has now been spread globally. This outbreak has resulted in travel restrictions, closed international borders, enhanced health screenings at ports of entry and elsewhere, disruption of and delays in healthcare service preparation and delivery, prolonged quarantines, event cancellations, supply chain disruptions, and lower consumer demand, layoffs, defaults and other significant economic impacts, as well as general concern and uncertainty. The impact of this outbreak has adversely affected the economies of many nations and the entire global economy and may impact individual issuers and capital markets in ways that cannot necessarily be foreseen. Other infectious illness outbreaks that may arise in the future could have similar impacts. Public health crises caused by the outbreak may exacerbate other pre-existing political, social and economic risks in certain countries or globally.

The COVID-19 outbreak may continue to have serious negative effects on social, economic and financial systems, including significant uncertainty and volatility in the financial markets. For instance, the suspension of operations of mines, refineries and vaults that extract, produce or store silver, restrictions on travel that delay or prevent the transportation of silver, and an increase in demand for silver may disrupt supply chains for silver, which could cause secondary market spreads to widen and compromise our ability to settle transactions on time. Any inability of the Trust to issue or redeem Shares or the Custodian or any sub-custodian to receive or deliver silver as a result of the outbreak will negatively affect the Trust’s operations.

The duration of the outbreak and its effects cannot be determined with certainty. A prolonged outbreak could result in an increase of the costs of the Trust, affect liquidity in the market for silver as well as the correlation between the price of the Shares and the net asset value of the Trust, any of which could adversely affect the value of your Shares. In addition, the outbreak could also impair the information technology and other operational systems upon which the Trust’s service providers, including the Sponsor, the Trustee and the Custodian, rely, and could otherwise disrupt the ability of employees of the Trust’s service providers to perform essential tasks on behalf of the Trust. Governmental and quasi-governmental authorities and regulators throughout the world have in the past responded to major economic disruptions with a variety of fiscal and monetary policy changes, including, but not limited to, direct capital infusions into companies, new monetary programs and lower interest rates. An unexpected or quick reversal of these policies, or the ineffectiveness of these policies, is likely to increase volatility in the market for silver, which could adversely affect the price of the Shares.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

a) None.

b) Not applicable.

c) 16,700,000 Shares (334 Baskets) were redeemed during the quarter ended June 30, 2020.

Period	Total Number of Shares Redeemed	Average Ounces of Silver Paid Per Share
04/01/20 to 04/30/20	10,000,000	$0.9325
05/01/20 to 05/31/20	2,000,000	0.9321
06/01/20 to 06/30/20	4,700,000	0.9319
Total	16,700,000	$0.9323

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

Not applicable.

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

10.1

First Amended and Restated Custodian Agreement between The Bank of New York Mellon and JP Morgan Chase Bank N.A., London branch is incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K filed by the Registrant on December 22, 2016

10.2	Amendment Agreement to First Amended and Restated Custodian Agreement between The Bank of New York Mellon and JP Morgan Chase Bank N.A., London branch is incorporated by reference to Exhibit 10.2 of Registration Statement No. 333-239613 filed by the Registrant on July 1, 2020

10.3	Sub-license Agreement is incorporated by reference to Exhibit 10.2 of Registration Statement No. 333-156506 filed by the Registrant on December 30, 2008

31.1	Certification by Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification by Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification by Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes‑Oxley Act of 2002

32.2	Certification by Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes‑Oxley Act of 2002

101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File included as Exhibit 101 (embedded within the Inline XBRL document)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned in the capacities* indicated thereunto duly authorized.

iShares Delaware Trust Sponsor LLC,
Sponsor of the iShares Silver Trust (registrant)

/s/ Paul Lohrey

Paul Lohrey
Director, President and Chief Executive Officer
(Principal executive officer)

Date:	August 5, 2020

/s/ Mary Cronin

Mary Cronin
Director and Chief Financial Officer
(Principal financial and accounting officer)

Date:	August 5, 2020

*    The registrant is a trust and the persons are signing in their respective capacities as officers of iShares Delaware Trust Sponsor LLC, the Sponsor of the registrant.