Form 10-Q
period 2020-09-30
iShares Silver Trust
filed 2020-11-05
CIK 1330568

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2020
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

As of October 30, 2020, the Registrant had 601,600,000 Shares outstanding.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

iShares® Silver Trust

Statements of Assets and Liabilities (Unaudited)

At September 30, 2020 and December 31, 2019

	September 30, 2020	December 31, 2019
Assets
Investment in silver bullion, at fair value(a)	$13,027,789,385	$6,543,418,555
Total Assets	13,027,789,385	6,543,418,555

Liabilities
Sponsor’s fees payable	5,945,383	2,659,990
Total Liabilities	5,945,383	2,659,990

Commitments and contingent liabilities (Note 6)	—	—

Net Assets	$13,021,844,002	$6,540,758,565

Shares issued and outstanding(b)	589,850,000	388,100,000
Net asset value per Share (Note 2C)	$22.08	$16.85

(a)	Cost of investment in silver bullion: $9,925,280,862 and $6,294,157,046, respectively.
(b)	No par value, unlimited amount authorized.

See notes to financial statements.

iShares® Silver Trust

Statements of Operations (Unaudited)

For the three and nine months ended September 30, 2020 and 2019

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Expenses
Sponsor’s fees	$16,902,576	$7,818,311	$33,532,919	$19,592,036
Total expenses	16,902,576	7,818,311	33,532,919	19,592,036
Net investment loss	(16,902,576)	(7,818,311)	(33,532,919)	(19,592,036)

Net Realized and Unrealized Gain (Loss)
Net realized gain (loss) from:
Silver bullion sold to pay expenses	4,011,930	(311,270)	3,503,331	(2,193,141)
Silver bullion distributed for the redemption of Shares	646,100,731	9,844,202	625,895,752	(48,790,441)
Net realized gain (loss)	650,112,661	9,532,932	629,399,083	(50,983,582)
Net change in unrealized appreciation/depreciation	2,589,764,531	710,091,263	2,853,247,014	698,760,565
Net realized and unrealized gain	3,239,877,192	719,624,195	3,482,646,097	647,776,983

Net increase in net assets resulting from operations	$3,222,974,616	$711,805,884	$3,449,113,178	$628,184,947

Net increase in net assets per Share(a)	$5.42	$1.82	$7.08	$1.78

(a)	Net increase in net assets per Share based on average shares outstanding during the period.

See notes to financial statements.

iShares® Silver Trust

Statements of Changes in Net Assets (Unaudited)

For the three, six and nine months ended September 30, 2020

Nine Months Ended September 30, 2020
Net Assets at December 31, 2019	$6,540,758,565

Operations:
Net investment loss	(7,676,949)
Net realized loss	(9,570,709)
Net change in unrealized appreciation/depreciation	(1,423,211,664)
Net decrease in net assets resulting from operations	(1,440,459,322)

Capital Share Transactions:
Contributions for Shares issued	889,817,438
Distributions for Shares redeemed	(484,999,588)
Net increase in net assets from capital share transactions	404,817,850

Decrease in net assets	(1,035,641,472)

Net Assets at March 31, 2020	$5,505,117,093

Operations:
Net investment loss	(8,953,394)
Net realized loss	(11,142,869)
Net change in unrealized appreciation/depreciation	1,686,694,147
Net increase in net assets resulting from operations	1,666,597,884

Capital Share Transactions:
Contributions for Shares issued	1,962,530,775
Distributions for Shares redeemed	(250,788,865)
Net increase in net assets from capital share transactions	1,711,741,910

Increase in net assets	3,378,339,794

Net Assets at June 30, 2020	$8,883,456,887

Operations:
Net investment loss	(16,902,576)
Net realized gain	650,112,661
Net change in unrealized appreciation/depreciation	2,589,764,531
Net increase in net assets resulting from operations	3,222,974,616

Capital Share Transactions:
Contributions for Shares issued	2,950,693,999
Distributions for Shares redeemed	(2,035,281,500)
Net increase in net assets from capital share transactions	915,412,499

Increase in net assets	4,138,387,115

Net Assets at September 30, 2020	$13,021,844,002

Shares issued and redeemed
Shares issued	333,100,000
Shares redeemed	(131,350,000)
Net increase in Shares issued and outstanding	201,750,000

See notes to financial statements.

iShares® Silver Trust

Statements of Changes in Net Assets (Unaudited)

For the three, six and nine months ended September 30, 2019

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

See notes to financial statements.

iShares® Silver Trust

Statements of Cash Flows (Unaudited)

For the nine months ended September 30, 2020 and 2019

	Nine Months Ended September 30,
	2020	2019
Cash Flows from Operating Activities
Proceeds from silver bullion sold to pay expenses	$30,247,526	$18,730,817
Expenses – Sponsor’s fees paid	(30,247,526)	(18,730,817)
Net cash provided by operating activities	—	—
Increase (decrease) in cash	—	—
Cash, beginning of period	—	—
Cash, end of period	$—	$—

Reconciliation of Net Increase (Decrease) in Net Assets Resulting from Operations to Net Cash Provided by (Used in) Operating Activities
Net increase in net assets resulting from operations	$3,449,113,178	$628,184,947
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by (used in) operating activities:
Proceeds from silver bullion sold to pay expenses	30,247,526	18,730,817
Net realized (gain) loss	(629,399,083)	50,983,582
Net change in unrealized appreciation/depreciation	(2,853,247,014)	(698,760,565)
Change in operating assets and liabilities:
Sponsor’s fees payable	3,285,393	861,219
Net cash provided by (used in) operating activities	$—	$—

Supplemental disclosure of non-cash information:
Silver bullion contributed for Shares issued	$5,803,042,212	$1,759,987,439
Silver bullion distributed for Shares redeemed	(2,771,069,953)	(675,060,719)

See notes to financial statements.

iShares® Silver Trust

Schedules of Investments (Unaudited)

At September 30, 2020 and December 31, 2019

September 30, 2020

Description	Ounces	Cost	Fair Value
Silver bullion	549,116,518	$9,925,280,862	$13,027,789,385

Total Investments — 100.05%			13,027,789,385
Less Liabilities — (0.05)%			(5,945,383)
Net Assets — 100.00%			$13,021,844,002

December 31, 2019

Description	Ounces	Cost	Fair Value
Silver bullion	362,616,711	$6,294,157,046	$6,543,418,555

Total Investments — 100.04%			6,543,418,555
Less Liabilities — (0.04)%			(2,659,990)
Net Assets — 100.00%			$6,540,758,565

See notes to financial statements.

iShares® Silver Trust

Notes to Financial Statements (Unaudited)

September 30, 2020

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

Gain or loss on sales of silver bullion is calculated on a trade date basis using the average cost method.

The following tables summarize activity in silver bullion for the three months ended September 30, 2020 and 2019:

Three Months Ended September 30, 2020	Ounces	Cost	Fair Value	Realized Gain (Loss)
Beginning balance	498,007,498	$8,374,199,813	$8,886,943,805	$—
Silver bullion contributed	130,002,203	2,950,693,999	2,950,693,999	—
Silver bullion distributed	(78,292,675)	(1,389,180,769)	(2,035,281,500)	646,100,731
Silver bullion sold to pay expenses	(600,508)	(10,432,181)	(14,444,111)	4,011,930
Net realized gain	—	—	650,112,661	—
Net change in unrealized appreciation/depreciation	—	—	2,589,764,531	—
Ending balance	549,116,518	$9,925,280,862	$13,027,789,385	$650,112,661

Three Months Ended September 30, 2019	Ounces	Cost	Fair Value	Realized Gain (Loss)
Beginning balance	323,330,613	$5,667,962,993	$4,921,091,926	$—
Silver bullion contributed	76,785,902	1,274,150,418	1,274,150,418	—
Silver bullion distributed	(16,043,945)	(278,104,316)	(287,948,518)	9,844,202
Silver bullion sold to pay expenses	(416,200)	(7,238,618)	(6,927,348)	(311,270)
Net realized gain	—	—	9,532,932	—
Net change in unrealized appreciation/depreciation	—	—	710,091,263	—
Ending balance	383,656,370	$6,656,770,477	$6,619,990,673	$9,532,932

The following tables summarize activity in silver bullion for the nine months ended September 30, 2020 and 2019:

Nine Months Ended September 30, 2020	Ounces	Cost	Fair Value	Realized Gain (Loss)
Beginning balance	362,616,711	$6,294,157,046	$6,543,418,555	$—
Silver bullion contributed	310,430,109	5,803,042,212	5,803,042,212	—
Silver bullion distributed	(122,374,620)	(2,145,174,201)	(2,771,069,953)	625,895,752
Silver bullion sold to pay expenses	(1,555,682)	(26,744,195)	(30,247,526)	3,503,331
Net realized gain	—	—	629,399,083	—
Net change in unrealized appreciation/depreciation	—	—	2,853,247,014	—
Ending balance	549,116,518	$9,925,280,862	$13,027,789,385	$629,399,083

Nine Months Ended September 30, 2019	Ounces	Cost	Fair Value	Realized Gain (Loss)
Beginning balance	317,233,610	$5,641,558,156	$4,906,017,787	$—
Silver bullion contributed	108,791,946	1,759,987,439	1,759,987,439	—
Silver bullion distributed	(41,179,997)	(723,851,160)	(675,060,719)	(48,790,441)
Silver bullion sold to pay expenses	(1,189,189)	(20,923,958)	(18,730,817)	(2,193,141)
Net realized gain	—	—	(50,983,582)	—
Net change in unrealized appreciation/depreciation	—	—	698,760,565	—
Ending balance	383,656,370	$6,656,770,477	$6,619,990,673	$(50,983,582)

C.	Calculation of Net Asset Value

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

The Sponsor has analyzed applicable tax laws and regulations and their application to the Trust as of September 30, 2020 and does not believe that there are any uncertain tax positions that require recognition of a tax liability.

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

8 - Financial Highlights

The following financial highlights relate to investment performance and operations for a Share outstanding for the three and nine months ended September 30, 2020 and 2019.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Net asset value per Share, beginning of period	$16.62	$14.25	$16.85	$14.52

Net investment loss(a)	(0.03)	(0.02)	(0.07)	(0.06)
Net realized and unrealized gain(b)	5.49	1.91	5.30	1.68
Net increase in net assets from operations	5.46	1.89	5.23	1.62
Net asset value per Share, end of period	$22.08	$16.14	$22.08	$16.14

Total return, at net asset value(c)(d)	32.85%	13.26%	31.04%	11.16%

Ratio to average net assets:
Net investment loss(e)	(0.50)%	(0.50)%	(0.50)%	(0.50)%
Expenses(e)	0.50%	0.50%	0.50%	0.50%

(a)	Based on average Shares outstanding during the period.
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

Level 1 –	Unadjusted quoted prices in active markets for identical assets or liabilities;

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

At September 30, 2020 and December 31, 2019, the value of the silver bullion held by the Trust is categorized as Level 1.

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

Results of Operations

The Quarter Ended September 30, 2020

The Trust’s net asset value grew from $8,883,456,887 at June 30, 2020 to $13,021,844,002 at September 30, 2020, a 46.59% increase. The increase in the Trust’s net asset value resulted primarily from an increase in the LBMA Silver Price, which rose 32.94% from $17.85 at June 30, 2020 to $23.73 at September 30, 2020. The Trust’s net asset value also benefited from an increase in number of outstanding Shares, which rose from 534,350,000 Shares at June 30, 2020 to 589,850,000 Shares at September 30, 2020, a consequence of 139,600,000 Shares (2,792 Baskets) being created and 84,100,000 Shares (1,682 Baskets) being redeemed during the quarter.

The 32.85% increase in the Trust’s NAV from $16.62 at June 30, 2020 to $22.08 at September 30, 2020 is directly related to the 32.94% increase in the price of silver.

The Trust’s NAV increased slightly less than the price of silver on a percentage basis due to the Sponsor’s fees, which were $16,902,576 for the quarter, or 0.13% of the Trust’s average weighted assets of $13,493,519,637 during the quarter. The NAV of $26.89 on September 1, 2020 was the highest during the quarter, compared with a low during the quarter of $16.70 on July 2, 2020.

Net increase in net assets resulting from operations for the quarter ended September 30, 2020 was $3,222,974,616, resulting primarily from an unrealized gain on investment in silver bullion of $2,589,764,531, a net realized gain of $646,100,731 on silver bullion distributed for the redemption of Shares, a net realized gain of $4,011,930 from silver bullion sold to pay expenses, offset by a net investment loss of $16,902,576. Other than the Sponsor’s fees of $16,902,576, the Trust had no expenses during the quarter.

The Nine-Month Period Ended September 30, 2020

The Trust’s net asset value grew from $6,540,758,565 at December 31, 2019 to $13,021,844,002 at September 30, 2020, a 99.09% increase. The increase in the Trust’s net asset value resulted primarily from an increase in the LBMA Silver Price, which rose 31.47% from $18.05 at December 31, 2019 to $23.73 at September 30, 2020. The Trust’s net asset value also benefited from an increase in number of outstanding Shares, which rose from 388,100,000 Shares at December 31, 2019 to 589,850,000 Shares at September 30, 2020, a consequence of 333,100,000 Shares (6,662 Baskets) being created and 131,350,000 Shares (2,627 Baskets) being redeemed during the period.

The 31.04% increase in the Trust’s NAV from $16.85 at December 31, 2019 to $22.08 at September 30, 2020 is directly related to the 31.47% increase in the price of silver.

The Trust’s NAV increased slightly less than the price of silver on a percentage basis due to the Sponsor’s fees, which were $33,532,919 for the period, or 0.37% of the Trust’s average weighted assets of $8,982,160,847 during the period. The NAV of $26.89 on September 1, 2020 was the highest during the period, compared with a low during the period of $11.20 on March 19, 2020.

Net increase in net assets resulting from operations for the nine months ended September 30, 2020 was $3,449,113,178, resulting primarily from an unrealized gain on investment in silver bullion of $2,853,247,014, a net realized gain of $625,895,752 on silver bullion distributed for the redemption of Shares, a net realized gain of $3,503,331 from silver bullion sold to pay expenses, offset by a net investment loss of $33,532,919. Other than the Sponsor’s fees of $33,532,919, the Trust had no expenses during the period.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

a) None.

b) Not applicable.

c) 84,100,000 Shares (1,682 Baskets) were redeemed during the quarter ended September 30, 2020.

Period	Total Number of Shares Redeemed	Average Ounces of Silver Paid Per Share
07/01/20 to 07/31/20	8,500,000	$0.9314
08/01/20 to 08/31/20	32,700,000	0.9311
09/01/20 to 09/30/20	42,900,000	0.9307
Total	84,100,000	$0.9309

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
Sponsor of the iShares Silver Trust (registrant)

/s/ Paul Lohrey
Paul Lohrey
Director, President and Chief Executive Officer
(Principal executive officer)

Date:	November 5, 2020

/s/ Mary Cronin
Mary Cronin
Director and Chief Financial Officer
(Principal financial and accounting officer)

Date:	November 5, 2020

*     The registrant is a trust and the persons are signing in their respective capacities as officers of iShares Delaware Trust Sponsor LLC, the Sponsor of the registrant.