Form 10-K
period 2020-12-31
iShares Silver Trust
filed 2021-03-01
CIK 1330568

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2020
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

As of June 30, 2020, the aggregate market value of the shares held by non-affiliates was approximately $8,880,897,000. The calculation of the number of shares held by non-affiliates assumes that all shares held by funds or accounts for which BlackRock or its affiliates provides management or advisory services (whether discretionary or non-discretionary) are shares held by affiliates.

As of January 29, 2021, the Registrant had 647,700,000 Shares outstanding.

DOCUMENTS INCORPORATED BY REFERENCE:
None

Cautionary Note Regarding Forward Looking Statements

This Annual Report on Form 10-K includes statements which relate to future events or future performance. In some cases, you can identify such forward looking statements by terminology such as “may,” “should,” “could,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “potential” or the negative of these terms or other comparable terminology. All statements (other than statements of historical fact) included in this report that address activities, events or developments that may occur in the future, including such matters as changes in commodity prices and market conditions (for silver and the shares), the operations of iShares Silver Trust (the “Trust”), the plans of iShares Delaware Trust Sponsor LLC (the “Sponsor”), the sponsor of the Trust, and references to the Trust’s future success and other similar matters are forward-looking statements. These statements are only predictions. Actual events or results may differ materially. These statements are based upon certain assumptions and analyses made by the Sponsor on the basis of its perception of historical trends, current conditions and expected future developments, as well as other factors it believes are appropriate in the circumstances. Whether or not actual results and developments will conform to the Sponsor’s expectations and predictions, however, is subject to a number of risks and uncertainties, including the special considerations discussed in this report, general economic, market and business conditions, changes in laws or regulations, including those concerning taxes, made by governmental authorities or regulatory bodies and other world economic and political developments. See Item 1A. “Risk Factors.” Consequently, all the forward-looking statements made in this report are qualified by these cautionary statements, and there can be no assurance that the actual results or developments the Sponsor anticipates will be realized or, even if substantially realized, will result in the expected consequences to, or have the expected effects on, the Trust’s operations or the value of the shares issued by the Trust. Although the Sponsor does not make forward-looking statements unless it believes it has a reasonable basis for doing so, the Sponsor cannot guarantee their accuracy. Neither the Trust nor the Sponsor is under any duty to update any of the forward-looking statements to conform such statements to actual results or to a change in the expectations or predictions.

PART I

Item 1. Business.

Summary

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

The Trust’s net asset value grew from $6,540,758,565 at December 31, 2019 to $14,791,792,720 at December 31, 2020, the Trust’s fiscal year end. Outstanding Shares of the Trust grew from 388,100,000 Shares outstanding at December 31, 2019 to 600,950,000 Shares outstanding at December 31, 2020.

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

None of the Custodian, or its directors, employees, agents or affiliates will incur any liability to the Trust if, by reason of any provision of any present or future law or regulation of the United Kingdom or any other country, or of any governmental or regulatory authority or stock exchange, or by reason of any act of God or war, terrorism or other circumstance beyond the Custodian’s control, the Custodian is prevented or forbidden from, or would be subject to any civil or criminal penalty on account of, or is delayed in, performing its obligations to the Trust. The Custodian has agreed to indemnify the Trustee for any loss or liability directly resulting from a breach of the Custodian’s representations and warranties in the Custodian Agreement, a failure of the Custodian to act or refrain from acting in accordance with the Trustee’s instructions or any physical loss, destruction or damage to the silver held for the Trust’s account, except for losses due to nuclear fission or fusion, radioactivity, war, terrorist event, invasion, insurrection, civil commotion, riot, strike, act of government or public authority, act of God or a similar cause that is beyond the control of the Custodian for which the Custodian will not be responsible to the Trust.

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

The Custodian has agreed to grant to the officers and properly designated representatives of the Trustee and to the independent public accountants for the Trust access to the Custodian’s records for the purpose of confirming the content of those records. Upon at least ten days’ prior notice, any such officer or properly designated representative, any independent public accountants for the Trust and any person designated by any regulatory authority having jurisdiction over the Trustee or the Trust is entitled to examine on the Custodian’s premises the silver held by the Custodian and the records regarding the silver held for the account of the Custodian at a sub-custodian. The Custodian has agreed that it will only retain sub-custodians if they agree to grant to the Trustee and the independent registered public accounting firm of the Trust access to records and inspection rights similar to those set forth above. During the period covered by this report, Inspectorate International Ltd. and Inspectorate America Corporation, acting as authorized representatives of the Trustee pursuant to the foregoing provisions, inspected the premises where the Trust’s silver is warehoused and on March 20, 2020 issued their report summarizing their findings. Such report is posted by the Sponsor on the Trust’s website.

Valuation of Silver; Computation of Net Asset Value

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

At the start of each round of auction, IBA publishes a price for that round. Participants then have 30 seconds to enter, change or cancel their orders (i.e., how much silver they want to buy or sell at that price). At the end of each round, order entry is frozen, and the system checks to see if the imbalance (i.e., the difference between buying and selling) is within the threshold (normally 500,000 ounces for silver). If the imbalance is outside the threshold at the end of a round, then the auction is not balanced, the price is adjusted and a new round starts. If the imbalance is within the threshold then the auction is finished, and the price is set as the LBMA Silver Price for that day. Any imbalance is shared equally between all direct participants (even if they did not place orders or did not log in), and the net volume for each participant trades at the final price. The prices during the auction are determined by an algorithm that takes into account current market conditions and activity in the auction. Each auction is actively supervised by IBA staff. As of the date of this report, information publicly available on IBA’s website indicates that the direct participants currently qualified to submit orders during the electronic auctions used for the daily determination of the LBMA Silver Price are Citibank, N.A. London Branch, Coins ’N Things Inc., Goldman Sachs International plc, HSBC Bank USA NA, INTL FCStone, Jane Street Global Trading, LLC, JP Morgan Chase Bank, N.A. London Branch, Koch Supply and Trading LP, Marex Financial Limited, Morgan Stanley, Standard Chartered Bank and Toronto-Dominion Bank.

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

The Sponsor earned $50,643,408 for the year ended December 31, 2020. Each sale of silver by the Trust will be a taxable event to Shareholders. See “United States Federal Income Tax Consequences – Taxation of U.S. Shareholders.”

Deposit of Silver; Issuance of Baskets

The Trust issues and redeems Shares on a continuous basis, but only in Baskets of 50,000 Shares. Only registered broker-dealers who have entered into written agreements with the Sponsor and the Trustee (each, an “Authorized Participant”), can deposit silver and receive Baskets in exchange. Upon the deposit of the corresponding amount of silver with the Custodian and the payment of the Trustee’s applicable fee and of any expenses, taxes or charges (such as stamp taxes or stock transfer taxes or fees), the Trustee will deliver the appropriate number of Baskets to the Depository Trust Company account of the depositing Authorized Participant. As of the date of this report, ABN AMRO Clearing Chicago LLC, Barclays Capital Inc., Citigroup Global Markets, Inc., Credit Suisse Securities (USA) LLC, Goldman Sachs & Co., HSBC Securities (USA), Inc., J.P. Morgan Securities, Inc., Merrill Lynch Professional Clearing Corp., Morgan Stanley & Co. LLC., RBC Capital Markets, LLC, Scotia Capital (USA) Inc., UBS Securities LLC, Virtu Americas LLC and Virtu Financial BD LLC are the only Authorized Participants. The Sponsor and the Trustee maintain a current list of Authorized Participants. Silver deposited with the Custodian must meet the specifications for weight, dimensions, fineness (or purity), identifying marks and appearance of silver bars and as of January 1, 2020, must be produced by refiners that meet certain throughput and tangible net worth requirements as set forth in “Good Delivery List Rules - Conditions for Listing for Good Delivery Refiners” published by the LBMA.

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

Redemption of Baskets; Withdrawal of Silver

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

Redemptions of Baskets may be suspended only (1) during any period in which regular trading on NYSE Arca is suspended or restricted or the exchange is closed (other than scheduled holiday or weekend closings), or (2) during an emergency as a result of which delivery, disposal or evaluation of silver is not reasonably practicable.

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

Trust Expenses and Silver Sales

In addition to the fee payable to the Sponsor, the following expenses are paid out of the assets of the Trust:

●	any expenses or liabilities of the Trust that are not assumed by the Sponsor;

●	any taxes and other governmental charges that may fall on the Trust or its property;

●	expenses and costs of any action taken by the Trustee or the Sponsor to protect the Trust and the rights and interests of holders of Shares; and

●	any indemnification of the Sponsor as described below.

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

UNITED STATES FEDERAL INCOME TAX CONSEQUENCES

The following discussion of the material United States federal income tax consequences that generally will apply to the purchase, ownership and disposition of Shares by a U.S. Shareholder (as defined below), and certain United States federal income consequences that may apply to an investment in Shares by a Non-U.S. Shareholder (as defined below), represents, insofar as it describes conclusions as to United States federal income tax law and subject to the limitations and qualifications described therein, the opinion of Clifford Chance US LLP, special United States federal income tax counsel to the Sponsor. This is based on the United States Internal Revenue Code of 1986, as amended (the “Code”), Treasury Regulations promulgated thereunder and judicial and administrative interpretations of the Code, all as in effect on the date of this report and all of which are subject to change either prospectively or retroactively. The tax treatment of owners of beneficial interests in the Shares (“Shareholders”) may vary depending upon their own particular circumstances. Certain Shareholders (including banks, financial institutions, insurance companies, tax-exempt organizations, broker dealers, traders, Shareholders that are partnerships for United States federal income tax purposes, persons holding Shares as a position in a “hedging,” “straddle,” “conversion,” or “constructive sale” transaction for United States federal income tax purposes, persons whose “functional currency” is not the U.S. dollar, or other investors with special circumstances) may be subject to special rules not discussed below. In addition, the following discussion applies only to investors who will hold Shares as “capital assets” within the meaning of Section 1221 of the Code. Moreover, the discussion below does not address the effect of any state, local or foreign tax law on an owner of Shares. Purchasers of Shares are urged to consult their own tax advisers with respect to all federal, state, local and foreign tax law considerations potentially applicable to their investment in Shares.

For purposes of this discussion, a “U.S. Shareholder” is a Shareholder that is:

●	an individual who is treated as a citizen or resident of the United States for United States federal income tax purposes;

●

a corporation (or entity treated as a corporation for United States federal income tax purposes) created or organized in or under the laws of the United States, any state thereof or the District of Columbia;

●	an estate, the income of which is includible in gross income for United States federal income tax purposes regardless of its source; or

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

Investment by Certain Retirement Plans

Section 408(m) of the Code provides that the purchase of a “collectible” as an investment for an individual retirement account (“IRA”), or for a participant directed account maintained under any plan that is tax-qualified under Section 401(a) of the Code, is treated as a taxable distribution from the account to the owner of the IRA, or to the participant for whom the plan account is maintained, of an amount equal to the cost to the account of acquiring the collectible. The Trust has received a private letter ruling from the IRS which provides that the purchase of Shares by an IRA or a participant-directed account maintained under a plan that is tax-qualified under Section 401(a) of the Code, will not constitute the acquisition of a collectible or be treated as resulting in a taxable distribution to the IRA owner or plan participant under Code Section 408(m). However, in the event any redemption of Shares results in the distribution of silver bullion to an IRA or a participant-directed account maintained under a plan that is tax-qualified under Section 401(a) of the Code, such distribution would constitute the acquisition of a collectible to the extent provided under Section 408(m) of the Code. See “ERISA and Related Considerations.”

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

Risks Related to Silver

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

As of the date of this filing, the LBMA Silver Price has been subjected to the test of actual trading markets for over six years. As with any innovation, it is possible that electronic failures or other unanticipated events may occur that could result in delays in the announcement of, or the inability of the system to produce, an LBMA Silver Price on any given day. Furthermore, if a perception were to develop that the LBMA Silver Price is vulnerable to manipulation attempts, or if the administrative proceedings surrounding the determination and publication of the LBMA Silver Price were seen as unfair, biased or otherwise compromised by the markets, the behavior of investors and traders in silver may change, and those changes may have an effect on the price of silver (and, consequently, the value of the Shares). In any of these circumstances, the intervention of extraneous events disruptive of the normal interaction of supply and demand of silver at any given time, may result in distorted prices and losses on an investment in the Shares that, but for such extraneous events, might not have occurred.

Other effects of disruptions in the determination of the LBMA Silver Price or any inaccuracies in setting of the auction prices on the operations of the Trust include the potential for an incorrect valuation of the Trust’s silver, an inaccurate computation of the Sponsor’s fee, and the sales of silver to cover Trust expenses at prices that do not accurately reflect the fundamentals of the silver market. Each of these events could have an adverse effect on the value of the Shares. The operation of the auction process which determines the LBMA Silver Price is also dependent on the continued operation of the LBMA and the IBA and their applicable systems.

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

Generally, silver prices reflect the supply and demand of available silver. Governmental decisions, such as the executive order issued by the President of the United States in 1934 requiring all persons in the United States to deliver silver to the Federal Reserve, have been viewed as having significant impact on the supply and demand of silver and the price of silver. Future governmental decisions may have an impact on the price of silver and may result in a significant decrease or increase in the value of the net assets and the net asset value of the Trust. Further regulations applicable to U.S. banks and non U.S. bank entities operating in the United States with respect to their trading in physical commodities, such as precious metals, may further impact the price of silver in the United States.

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

The demand for silver may temporarily exceed available supply that is acceptable for delivery to the Trust, which may adversely affect an investment in the Shares.

To the extent that demand for silver exceeds the available supply at that time, Authorized Participants may not be able to readily acquire sufficient amounts of silver necessary for the creation of a Basket. Silver deposited with the Custodian must meet the specifications described below under “Deposit of Silver; Issuance of Baskets.”  Baskets may be created only by Authorized Participants, and are only issued in exchange for an amount of silver determined by the Trustee on each day that NYSE Arca is open for regular trading. Market speculation in silver could result in increased requests for the issuance of Baskets. It is possible that Authorized Participants may be unable to acquire sufficient silver that is acceptable for delivery to the Trust for the issuance of new Baskets due to a limited then-available supply coupled with a surge in demand for the Shares. In such circumstances, the demand for creation may outpace Authorized Participants’ ability to obtain silver that is acceptable for delivery to the Trust, and the Trust may suspend or restrict the issuance of Baskets. Such occurrence may lead to further volatility in Share price and deviations, which may be significant, in the market price of the Shares relative to the NAV.

Risks Related to the Shares

A sudden increase in demand for Shares that temporarily exceeds supply may result in price volatility of the Shares.

A significant change in the sentiment of investors towards silver may occur. Investors may purchase Shares to speculate on the price of silver or to hedge existing silver exposure. Speculation on the price of silver may involve long and short exposures. To the extent that the aggregate short exposure exceeds the number of Shares available for purchase, investors with short exposure may have to pay a premium to repurchase Shares for delivery to Share lenders. In turn, those repurchases may dramatically increase the price of the Shares until additional Shares are issued through the creation process. This could lead to volatile price movements in Shares that are not directly correlated to the price of silver.

The trading price of the Shares has recently been, and could potentially continue to be, volatile.

The trading price of the Shares has been highly volatile and could continue to be subject to wide fluctuations in response to various factors. The silver market in general has experienced extreme price and volume fluctuations that have often been unrelated or disproportionate to factors such as silver's uses in jewelry, technology, and industrial applications, or cost and production levels in major silver-producing countries such as China, Mexico, and Peru.  In particular, supply chain disruptions resulting from the COVID-19 outbreak and investor speculation have significantly contributed to recent price and volume fluctuations.

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

Following an investment in Shares, several factors may have the effect of causing a decline in the prices of silver and a corresponding decline in the price of Shares. Among them:

●

a change in economic conditions, such as a recession, can adversely affect the price of silver. Silver is used in a wide range of industrial applications, and an economic downturn could have a negative impact on its demand and, consequently, its price and the price of the Shares;

●

a significant increase in silver hedging activity by silver producers. Traditionally, silver producers have not hedged to the same extent that other producers of precious metals (gold, for example) have. Should there be an increase in the level of hedge activity of silver producing companies, it could cause a decline in world silver prices, adversely affecting the price of the Shares;

●

a significant change in the attitude of speculators and investors towards silver. Should the speculative community take a negative view towards silver, a decline in world silver prices could occur, negatively impacting the price of the Shares;

●

global silver supply and demand, which is influenced by such factors as silver’s uses in jewelry, technology and industrial applications, purchases made by investors in the form of bars, coins and other silver products, forward selling by silver producers, purchases made by silver producers to unwind silver hedge positions, central bank purchases and sales, and production and cost levels in major silver-producing countries such as China, Mexico and Peru;

●	global or regional political, economic or financial events and situations, especially those unexpected in nature;

●	investors’ expectations with respect to the rate of inflation;

●	interest rates;

●	investment and trading activities of hedge funds and commodity funds;

●	other economic variables such as income growth, economic output and monetary policies and;

●	investor confidence.

Conversely, several factors may trigger a temporary increase in the price of silver prior to your investment in the Shares. If that is the case, you will be buying Shares at prices affected by the temporarily high prices of silver, and you may incur losses when the causes for the temporary increase disappear.

Investors should be aware that while silver is used to preserve wealth by investors around the world, there is no assurance that silver will maintain its long term value in terms of future purchasing power. In the event the price of silver declines, the Sponsor expects the value of an investment in the Shares to decline proportionately.

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

Risks Related to the Trust and Its Operations

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

Although it is generally expected that the Trust’s direct service providers and agents will have disaster recovery or similar programs or safeguards in place to mitigate the effect of such unforeseen circumstances and events, there can be no assurance that these safeguards are in place for all parties whose activities may affect the performance of the Trust, or that these safeguards, even if implemented, will be successful in preventing losses associated with such unforeseen circumstances and events. Nor can there be any assurance that the systems and applications on which the Trust relies will continue to operate as intended. In addition to potentially causing performance failures at, or direct losses to, the Trust, any such unforeseen circumstances and events or operational failures may further distract the service providers, agents or personnel on which the Trust relies, reducing their ability to conduct the activities on which the Trust is dependent. These risks cannot be fully mitigated or prevented, and further efforts or expenditures to do so may not be cost effective, whether due to reduced benefits from implementing additional or redundant safeguards or due to increases in associated maintenance requirements and other expenses that may make it more costly for the Trust to operate in more typical circumstances.

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

Risks Related to the Custody of Silver

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

The Custodian is responsible to the Trust for loss or damage to the Trust’s silver only under limited circumstances. The Custodian Agreement contemplates that the Custodian will be responsible to the Trust only if it acts with negligence, fraud or in willful default of its obligations under the Custodian Agreement. In addition, the Custodian has agreed to indemnify the Trust for any loss or liability directly resulting from a breach of the Custodian’s representations and warranties in the Custodian Agreement, a failure of the Custodian to act in accordance with the Trustee’s instructions or any physical loss, destruction or damage to the silver held for the Trust’s account, except for losses due to nuclear fission or fusion, radioactivity, war, terrorist event, invasion, insurrection, civil commotion, riot, strike, act of government or public authority, act of God or a similar cause that is beyond the control of the Custodian for which the Custodian will not be responsible to the Trust.

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

Holders

As of December 31, 2020, there were approximately 165 DTC participating shareholders of record of the Trust. Because most of the Trust’s Shares are held by brokers and other institutions on behalf of shareholders, we are unable to estimate the total number of shareholders represented by these record holders.

Dividends

The Trust did not declare any cash distributions to Shareholders during the fiscal years ended December 31, 2020 and 2019. The Trust has no obligation to make periodic distributions to Shareholders.

Use of Proceeds from Registered Securities

Not applicable.

Purchases of Equity Securities by the Issuers and Affiliated Purchaser

54,500,000 Shares (1,090 Baskets) were redeemed during the fourth quarter of the year ended December 31, 2020.

Period	Total Number of Shares Redeemed	Average Ounces of Silver Paid Per Share
10/01/20 to 10/31/20	11,400,000	$0.9303
11/01/20 to 11/30/20	36,150,000	0.9299
12/01/20 to 12/31/20	6,950,000	0.9295
Total	54,500,000	$0.9299

Item 6. Selected Financial Data.

The following table summarizes the relevant December 31, 2020, 2019, 2018, 2017 and 2016 financial data for the Trust and should be read in conjunction with the Trust’s financial statements, schedules and notes related thereto which are included in this report. The Trust commenced operations on April 21, 2006.

	December 31,
	2020	2019	2018	2017	2016
Net realized gain (loss) on silver bullion	$929,327,856	$(55,102,881)	$(135,779,475)	$(92,120,817)	$(111,239,707)
Net income (loss)	4,954,538,782	901,933,450	(472,326,421)	217,471,048	682,782,768
Net income (loss) per Share	9.61	2.47	(1.38)	0.62	1.91
Net cash flows	—	—	—	—	—
Total assets	14,797,590,146	6,543,418,555	4,906,017,787	5,407,419,250	5,543,495,441

The following table summarizes the relevant quarterly financial data for each of the four quarters of 2020 for the Trust and should be read in conjunction with the Trust’s financial statements, schedules and notes related thereto which are included in this report.

	Three Months Ended (Unaudited)
	March 31, 2020	June 30, 2020	September 30, 2020	December 31, 2020
Net realized gain (loss) on silver bullion	$(9,570,709)	$(11,142,869)	$650,112,661	$299,928,773
Net income (loss)	(1,440,459,322)	1,666,597,884	3,222,974,616	1,505,425,604
Net income (loss) per Share	(3.69)	3.51	5.42	2.51
Net cash flow	—	—	—	—
Total assets	5,507,482,733	8,886,943,805	13,027,789,385	14,797,590,146

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

This information should be read in conjunction with the financial statements and notes to financial statements included with this report. The discussion and analysis that follows may contain statements that relate to future events or future performance. In some cases, such forward looking statements can be identified by terminology such as “may,” “should,” “could,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “potential” or the negative of these terms or other comparable terminology. These statements are only predictions. Actual events or results may differ materially. These statements are based upon certain assumptions and analyses made by the Sponsor on the basis of its perception of historical trends, current conditions and expected future developments, as well as other factors it believes are appropriate in the circumstances. Whether or not actual results and developments will conform to the Sponsor’s expectations and predictions, however, is subject to a number of risks and uncertainties, including the special considerations discussed below, general economic, market and business conditions, changes in laws or regulations, including those concerning taxes, made by governmental authorities or regulatory bodies, and other world economic and political developments. Although the Sponsor does not make forward-looking statements unless it believes it has a reasonable basis for doing so, the Sponsor cannot guarantee their accuracy. Neither the Trust nor the Sponsor is under a duty to update any of the forward looking statements to conform such statements to actual results or to a change in the Sponsor’s expectations or predictions.

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

Valuation of Silver; Computation of Net Asset Value

On each business day, as soon as practicable after 4:00 p.m. (New York time), the Trustee evaluates the silver held by the Trust and determines the net asset value of the Trust and net asset value per Share (“NAV”). The Trustee values the silver held by the Trust using the price per ounce of silver determined in an electronic auction hosted by IBA that begins at 12:00 p.m. (London time) and published shortly thereafter, on the day the valuation takes place (such price, the “LBMA Silver Price”). If there is no announced LBMA Silver Price on any day, the Trustee is authorized to use the most recently announced LBMA Silver Price unless the Trustee, in consultation with the Sponsor, determines that such price is inappropriate as a basis for evaluation. The LBMA Silver Price is used by the Trust because it is commonly used by the U.S. silver market as an indicator of the value of silver and is permitted to be used under the Trust Agreement. The use of an indicator of the value of silver bullion other than the LBMA Silver Price could result in materially different fair value pricing of the silver held by the Trust, and as such, could result in different cost or market adjustments or in different redemption value adjustments of the outstanding redeemable capital Shares. Having valued the silver held by the Trust, the Trustee then subtracts all accrued fees, expenses and other liabilities of the Trust from the total value of the silver and other assets held by the Trust. The result is the net asset value of the Trust. The Trustee computes NAV by dividing the net asset value of the Trust by the number of Shares outstanding on the date the computation is made.

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

The following chart shows the daily LBMA Silver Price, as applicable, for the periods from December 2015 through December 2020:

Silver Prices (December 2015 - December 2020)

Results of Operations

The Year Ended December 31, 2020

The Trust’s net asset value grew from $6,540,758,565 at December 31, 2019 to $14,791,792,720 at December 31, 2020, a 126.15% increase for the year. The increase in the Trust’s net asset value resulted primarily from an increase in the number of outstanding Shares, which rose from 388,100,000 Shares at December 31, 2019 to 600,950,000 Shares at December 31, 2020, a consequence of 398,700,000 Shares (7,974 Baskets) being created and 185,850,000 Shares (3,717 Baskets) being redeemed during the year. The increase in the Trust’s net asset value also benefitted from an increase in the price of silver, which rose 46.76% from $18.05 at December 31, 2019 to $26.49 (the LBMA Silver Price at December 31, 2020).

The 46.05% increase in the Trust’s NAV from $16.85 at December 31, 2019 to $24.61 at December 31, 2020 was directly related to the 46.76% increase in the price of silver.

The Trust’s NAV increased slightly less than the price of silver on a percentage basis due to the Sponsor’s fees, which were $50,643,408 for the year, or 0.50% of the Trust’s average weighted assets of $10,151,255,819 during the year. The NAV of $26.89 on September 1, 2020 was the highest during the year, compared with a low during the year of $11.20 on March 19, 2020.

Net increase in net assets resulting from operations for the year ended December 31, 2020 was $4,954,538,782, resulting from an unrealized gain on investment in silver bullion of $4,075,854,334, a net realized gain of $7,414,067 from investment in silver bullion sold to pay expenses and a net realized gain of $921,913,789 on silver bullion distributed for the redemption of Shares, partially offset by a net investment loss of $50,643,408. Other than the Sponsor’s fees of $50,643,408, the Trust had no expenses during the year ended December 31, 2020.

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

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

Not applicable.

Item 8. Financial Statements and Supplementary Data.

The following tables show the Trust’s quarterly financial information for 2020 and 2019.

	Three Months Ended (Unaudited)
	March 31, 2020	June 30, 2020	September 30, 2020	December 31, 2020
Expenses
Sponsor’s fee	$7,676,949	$8,953,394	$16,902,576	$17,110,489
Total Expenses	7,676,949	8,953,394	16,902,576	17,110,489
Net investment loss	(7,676,949)	(8,953,394)	(16,902,576)	(17,110,489)
Net Realized and Unrealized Gain (Loss)
Net realized gain (loss) from:
Silver bullion sold to pay expenses	74,640	(583,239)	4,011,930	3,910,736
Silver bullion distributed for the redemption of Shares	(9,645,349)	(10,559,630)	646,100,731	296,018,037
Net realized gain (loss)	(9,570,709)	(11,142,869)	650,112,661	299,928,773
Net change in unrealized appreciation/ depreciation on investment in silver bullion	(1,423,211,664)	1,686,694,147	2,589,764,531	1,222,607,320
Net realized and unrealized gain (loss)	(1,432,782,373)	1,675,551,278	3,239,877,192	1,522,536,093
Net increase (decrease) in net assets resulting from operations	$(1,440,459,322)	$1,666,597,884	$3,222,974,616	$1,505,425,604
Net increase (decrease) in net assets per Share	$(3.69)	$3.51	$5.42	$2.51

	Three Months Ended (Unaudited)
	March 31, 2019	June 30, 2019	September 30, 2019	December 31, 2019
Expenses
Sponsor’s fee	$5,951,914	$5,821,811	$7,818,311	$8,173,511
Total Expenses	5,951,914	5,821,811	7,818,311	8,173,511
Net investment loss	(5,951,914)	(5,821,811)	(7,818,311)	(8,173,511)
Net Realized and Unrealized Gain (Loss)
Net realized gain (loss) from:
Silver bullion sold to pay expenses	(785,783)	(1,096,088)	(311,270)	4,695
Silver bullion distributed for the redemption of Shares	(42,268,535)	(16,366,108)	9,844,202	(4,123,994)
Net realized gain (loss)	(43,054,318)	(17,462,196)	9,532,932	(4,119,299)
Net change in unrealized appreciation/ depreciation on investment in silver bullion	(69,197,383)	57,866,685	710,091,263	286,041,313
Net realized and unrealized gain (loss)	(112,251,701)	40,404,489	719,624,195	281,922,014
Net increase (decrease) in net assets resulting from operations	$(118,203,615)	$34,582,678	$711,805,884	$273,748,503
Net increase (decrease) in net assets per Share	$(0.36)	$0.10	$1.82	$0.68

See Index to Financial Statements on page F-1 for a list of the financial statements being filed herein.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

There have been no changes in accountants and no disagreements with accountants during the year ended December 31, 2020.

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

Management’s Report on Internal Control over Financial Reporting

The Sponsor’s management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Exchange Act Rules 13a-15(f) and 15d-15(f). The Trust’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles in the United States of America. Internal control over financial reporting includes those policies and procedures that: (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the Trust’s assets; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles and that the Trust’s receipts and expenditures are being made only in accordance with appropriate authorizations and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Trust’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become ineffective because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

The principal executive officer and principal financial officer of the Sponsor assessed the effectiveness of the Trust’s internal control over financial reporting as of December 31, 2020. Their assessment included an evaluation of the design of the Trust’s internal control over financial reporting and testing of the operational effectiveness of its internal control over financial reporting. In making its assessment, the Sponsor’s management has utilized the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in its report entitled Internal Control – Integrated Framework (2013). Based on their assessment and those criteria, the principal executive officer and principal financial officer of the Sponsor concluded that the Trust maintained effective internal control over financial reporting as of December 31, 2020.

The effectiveness of the Trust’s internal control over financial reporting as of December 31, 2020 has been audited by PricewaterhouseCoopers LLP, the independent registered public accounting firm that audited and reported on the financial statements included in this Form 10-K, as stated in their report which is included herein.

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

Paul Lohrey is the President and Chief Executive Officer of the Sponsor and Mary Cronin is the Chief Financial Officer of the Sponsor.

The Sponsor is managed by a Board of Directors composed of Mary Cronin, Philip Jensen, Peter Landini, Kimun Lee, and Paul Lohrey.

Paul Lohrey, CFA, 58, has served as President and Chief Executive Officer of the Sponsor since November 2015. Mr. Lohrey joined BlackRock, Inc., a global asset management firm, as a Managing Director performing supervisory and managerial functions in June 2010. Prior to joining BlackRock, Mr. Lohrey served as Chief Investment Officer, Europe, performing supervisory and managerial functions, for The Vanguard Group, an asset management firm, from October 2008 to May 2010. He also held various positions in equity and fixed income portfolio management while at Vanguard from August 1994. Mr. Lohrey earned a Bachelor of Arts in economics from Duke University in 1984 and an MBA in finance from the University of Chicago in 1986.

Mary Cronin, (formerly Miley), 43, became a principal of the Sponsor in April 2019 and serves as its Director and Chief Financial Officer. Since May 2012, Ms. Cronin has served as a Director of BlackRock, Inc., performing supervisory and managerial functions. Prior to joining BlackRock, Inc., Ms. Cronin served in an accounting operations and financial reporting function supporting the registered funds and UCITS funds at Dodge & Cox, an asset management firm, from November 2008 to April 2012. Prior to that, Ms. Cronin was an audit Senior Manager at PricewaterhouseCoopers LLP where she focused on the audits of registered investment companies from September 1999 to October 2008. Ms. Cronin earned a Bachelor of Science in business administration from California Polytechnic State University, San Luis Obispo, in 1999, and is a certified public accountant (inactive).

Philip Jensen, 62, is Chairman of the Sponsor’s audit committee. In June 2001, Mr. Jensen joined Paul Capital, an investment firm focusing on the secondary private equity and healthcare markets, for which he presently serves as Partner and previously served as Chief Operating Officer from 2002 to 2020. Mr. Jensen received his Bachelor of Science from San Francisco State University and is a certified public accountant (inactive).

Peter Landini, 69, is a member of the Sponsor’s audit committee. In January 2003, Mr. Landini joined RBP Investment Advisors, Inc., a financial planning consultancy firm, for which he presently serves as Partner and Wealth Manager. Mr. Landini received his Bachelor of Science in accounting from Santa Clara University and an MBA in finance from Golden Gate University. Mr. Landini is a certified financial planner and is a member of the Financial Planning Association.

Kimun Lee, 74, is a member of the Sponsor’s audit committee. Mr. Lee is a California-registered investment adviser and has conducted his consulting business under the name Resources Consolidated since January 1980. Since September 2010, Mr. Lee has served as a member of the board of directors of Firsthand Technology Value Fund, Inc., a mutual fund company. Since April 2013, Mr. Lee has served as a member of the board of directors of Firsthand Funds, a mutual fund company. Since April 2014, Mr. Lee has served as a member of the board of trustees of FundX Investment Trust, a mutual fund company. Until January 2005, Mr. Lee also served as a member of the board of directors of Fremont Mutual Funds, Inc., a mutual fund company. Mr. Lee received his Bachelor of Arts from the University of the Pacific and an MBA from University of Nevada, Reno. He also completed the executive education program on corporate governance at Stanford Graduate School of Business.

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

Item 11. Executive Compensation.

The Trust has no employees, officers or directors. The Trust is managed by the Sponsor and pays the Sponsor the Sponsor’s fee. For the year ended December 31, 2020, the Trust has incurred Sponsor’s fees of $50,643,408.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Securities Authorized for Issuance under Equity Compensation Plans

Not applicable.

Security Ownership of Certain Beneficial Owners and Management

Not applicable.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

See Item 11 above.

Item 14. Principal Accounting Fees and Services.

Audit and Non-Audit Fees

The table below summarizes the fees for services performed by PricewaterhouseCoopers LLP for the years ended December 31, 2020 and 2019.

	2020	2019
Audit fees	$61,800	$61,800
Audit-related fees(a)	2,000	2,000
Tax fees	—	—
All other fees	—	—
	$63,800	$63,800

(a)  Amount represents fees billed for review of the regulatory filings.

Approval of Independent Registered Public Accounting Firm Services and Fees

The audit committee of the Board of Directors of the Sponsor approved, prior to the commencement of the engagement, the engagement of and compensation to be paid to PricewaterhouseCoopers LLP as auditors of the Trust.

None of the hours expended on PricewaterhouseCoopers LLP’s engagement to audit the Trust’s financial statements for the year ended December 31, 2020 were attributable to work performed by persons other than the principal accountant’s full-time, permanent employees.

Part IV

Item 15. Exhibits, Financial Statement Schedules.

Financial Statements

See Index to Financial Statements on Page F-1 for a list of the financial statements being filed as part of this report.

Financial Statement Schedules

Schedules have been omitted since they are either not required, not applicable or the information has otherwise been included.

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

4.3

Description of Securities Registered under Section 12 of the Securities Exchange Act of 1934 is incorporated by reference to Exhibit 4.3 of the Annual Report on Form 10-K filed by the Registrant on February 27, 2020

10.1

First Amended and Restated Custodian Agreement between The Bank of New York Mellon and JPMorgan Chase Bank N.A., London branch is incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K filed by the Registrant on December 22, 2016

10.2	Amendment Agreement to First Amended and Restated Custodian Agreement between The Bank of New York Mellon and JP Morgan Chase Bank N.A., London branch is incorporated by reference to Exhibit 10.2 filed with Registration Statement No. 333-239613 on July 1, 2020

10.3	Sub-license Agreement is incorporated by reference to Exhibit 10.2 of Registration Statement No. 333-156506 filed by the Registrant on December 30, 2008

23.1	Consent of PricewaterhouseCoopers LLP

31.1	Certification by Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification by Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification by Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes‑Oxley Act of 2002

32.2	Certification by Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes‑Oxley Act of 2002

101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File included as Exhibit 101 (embedded within the Inline XBRL document)

Item 16. Form 10-K Summary.

None.

iShares® Silver Trust
Financial Statements
Index

Report of Independent Registered Public Accounting Firm

To the Sponsor and Shareholders of iShares® Silver Trust

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying statements of assets and liabilities, including the schedules of investments, of iShares® Silver Trust (the “Trust”) as of December 31, 2020 and 2019, and the related statements of operations, changes in net assets, and cash flows for each of the three years in the period ended December 31, 2020, including the related notes (collectively referred to as the “financial statements”). We also have audited the Trust’s internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Trust as of December 31, 2020 and 2019, and the results of its operations, changes in its net assets, and its cash flows for each of the three years in the period ended December 31, 2020 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Trust maintained, in all material respects, effective internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

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

/s/ PricewaterhouseCoopers LLP

Philadelphia, Pennsylvania

March 1, 2021

We have served as the Trust’s auditor since 2006.

iShares® Silver Trust

Statements of Assets and Liabilities

At December 31, 2020 and 2019

	December 31,
	2020	2019
Assets
Investment in silver bullion, at fair value(a)	$14,797,590,146	$6,543,418,555
Total Assets	14,797,590,146	6,543,418,555

Liabilities
Sponsor’s fees payable	5,797,426	2,659,990
Total Liabilities	5,797,426	2,659,990

Commitments and contingent liabilities (Note 6)	—	—

Net Assets	$14,791,792,720	$6,540,758,565

Shares issued and outstanding(b)	600,950,000	388,100,000
Net asset value per Share (Note 2C)	$24.61	$16.85

(a)	Cost of investment in silver bullion: $10,472,474,303 and $6,294,157,046, respectively.
(b)	No par value, unlimited amount authorized.

See notes to financial statements.

iShares® Silver Trust

Statements of Operations

For the years ended December 31, 2020, 2019 and 2018

	Years Ended December 31,
	2020	2019	2018
Expenses
Sponsor’s fees	$50,643,408	$27,765,547	$25,335,523
Total expenses	50,643,408	27,765,547	25,335,523
Net investment loss	(50,643,408)	(27,765,547)	(25,335,523)

Net Realized and Unrealized Gain (Loss)
Net realized gain (loss) from:
Silver bullion sold to pay expenses	7,414,067	(2,188,446)	(3,730,211)
Silver bullion distributed for the redemption of Shares	921,913,789	(52,914,435)	(132,049,264)
Net realized gain (loss)	929,327,856	(55,102,881)	(135,779,475)
Net change in unrealized appreciation/depreciation	4,075,854,334	984,801,878	(311,211,423)
Net realized and unrealized gain (loss)	5,005,182,190	929,698,997	(446,990,898)

Net increase (decrease) in net assets resulting from operations	$4,954,538,782	$901,933,450	$(472,326,421)

Net increase (decrease) in net assets per Share(a)	$9.61	$2.47	$(1.38)

(a)	Net increase (decrease) in net assets per Share based on average shares outstanding during the year.

See notes to financial statements.

iShares® Silver Trust

Statements of Changes in Net Assets

For the years ended December 31, 2020, 2019 and 2018

	Years Ended December 31,
	2020	2019	2018
Net Assets, Beginning of Year	$6,540,758,565	$4,904,036,623	$5,405,193,851

Operations:
Net investment loss	(50,643,408)	(27,765,547)	(25,335,523)
Net realized gain (loss)	929,327,856	(55,102,881)	(135,779,475)
Net change in unrealized appreciation/depreciation	4,075,854,334	984,801,878	(311,211,423)
Net increase (decrease) in net assets resulting from operations	4,954,538,782	901,933,450	(472,326,421)

Capital Share Transactions:
Contributions for Shares issued	7,299,222,832	1,836,353,140	954,051,929
Distributions for Shares redeemed	(4,002,727,459)	(1,101,564,648)	(982,882,736)
Net increase (decrease) in net assets from capital share transactions	3,296,495,373	734,788,492	(28,830,807)

Increase (decrease) in net assets	8,251,034,155	1,636,721,942	(501,157,228)

Net Assets, End of Year	$14,791,792,720	$6,540,758,565	$4,904,036,623

Shares issued and redeemed
Shares issued	398,700,000	120,750,000	64,000,000
Shares redeemed	(185,850,000)	(70,500,000)	(65,900,000)
Net increase (decrease) in Shares issued and outstanding	212,850,000	50,250,000	(1,900,000)

See notes to financial statements.

iShares® Silver Trust

Statements of Cash Flows

For the years ended December 31, 2020, 2019 and 2018

	Years Ended December 31,
	2020	2019	2018
Cash Flows from Operating Activities
Proceeds from silver bullion sold to pay expenses	$47,505,972	$27,086,721	$25,579,758
Expenses – Sponsor’s fees paid	(47,505,972)	(27,086,721)	(25,579,758)
Net cash provided by operating activities	—	—	—
Increase (decrease) in cash	—	—	—
Cash, beginning of year	—	—	—
Cash, end of year	$—	$—	$—

Reconciliation of Net Increase (Decrease) in Net Assets Resulting from Operations to Net Cash Provided by (Used in) Operating Activities
Net increase (decrease) in net assets resulting from operations	$4,954,538,782	$901,933,450	$(472,326,421)
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by (used in) operating activities:
Proceeds from silver bullion sold to pay expenses	47,505,972	27,086,721	25,579,758
Net realized (gain) loss	(929,327,856)	55,102,881	135,779,475
Net change in unrealized appreciation/depreciation	(4,075,854,334)	(984,801,878)	311,211,423
Change in operating assets and liabilities:
Sponsor’s fees payable	3,137,436	678,826	(244,235)
Net cash provided by (used in) operating activities	$—	$—	$—

Supplemental disclosure of non-cash information:
Silver bullion contributed for Shares issued	$7,299,222,832	$1,836,353,140	$954,051,929
Silver bullion distributed for Shares redeemed	$(4,002,727,459)	$(1,101,564,648)	$(982,882,736)

See notes to financial statements.

iShares® Silver Trust

Schedules of Investments

At December 31, 2020 and 2019

December 31, 2020

Description	Ounces	Cost	Fair Value
Silver bullion	558,715,882	$10,472,474,303	$14,797,590,146

Total Investments – 100.04%			14,797,590,146
Less Liabilities – (0.04)%			(5,797,426)
Net Assets – 100.00%			$14,791,792,720

December 31, 2019

Description	Ounces	Cost	Fair Value
Silver bullion	362,616,711	$6,294,157,046	$6,543,418,555

Total Investments – 100.04%			6,543,418,555
Less Liabilities – (0.04)%			(2,659,990)
Net Assets – 100.00%			$6,540,758,565

See notes to financial statements.

iShares® Silver Trust

Notes to Financial Statements

December 31, 2020

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

Gain or loss on sales of silver bullion is calculated on a trade date basis using the average cost method.

The following tables summarize activity in silver bullion for the years ended December 31, 2020, 2019 and 2018:

Year Ended December 31, 2020	Ounces	Cost	Fair Value	Realized Gain (Loss)
Beginning balance	362,616,711	$6,294,157,046	$6,543,418,555	$—
Silver bullion contributed	371,438,229	7,299,222,832	7,299,222,832	—
Silver bullion distributed	(173,055,462)	(3,080,813,670)	(4,002,727,459)	921,913,789
Silver bullion sold to pay expenses	(2,283,596)	(40,091,905)	(47,505,972)	7,414,067
Net realized gain	—	—	929,327,856	—
Net change in unrealized appreciation/depreciation	—	—	4,075,854,334	—
Ending balance	558,715,882	$10,472,474,303	$14,797,590,146	$929,327,856

Year Ended December 31, 2019	Ounces	Cost	Fair Value	Realized Gain (Loss)
Beginning balance	317,233,610	$5,641,558,156	$4,906,017,787	$—
Silver bullion contributed	113,045,188	1,836,353,140	1,836,353,140	—
Silver bullion distributed	(65,991,660)	(1,154,479,083)	(1,101,564,648)	(52,914,435)
Silver bullion sold to pay expenses	(1,670,427)	(29,275,167)	(27,086,721)	(2,188,446)
Net realized loss	—	—	(55,102,881)	—
Net change in unrealized appreciation/depreciation	—	—	984,801,878	—
Ending balance	362,616,711	$6,294,157,046	$6,543,418,555	$(55,102,881)

Year Ended December 31, 2018	Ounces	Cost	Fair Value	Realized Gain (Loss)
Beginning balance	320,629,662	$5,831,748,196	$5,407,419,250	$—
Silver bullion contributed	60,236,118	954,051,929	954,051,929	—
Silver bullion distributed	(62,004,144)	(1,114,932,000)	(982,882,736)	(132,049,264)
Silver bullion sold to pay expenses	(1,628,026)	(29,309,969)	(25,579,758)	(3,730,211)
Net realized loss	—	—	(135,779,475)	—
Net change in unrealized appreciation/depreciation	—	—	(311,211,423)	—
Ending balance	317,233,610	$5,641,558,156	$4,906,017,787	$(135,779,475)

C.	Calculation of Net Asset Value

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

When silver bullion is exchanged in settlement of a redemption, it is considered a sale of silver bullion for accounting purposes.

Share activities for the years ended December 31, 2020, 2019 and 2018 were as follows:

	December 31,
	2020		2019		2018
	Shares	Amount	Shares	Amount	Shares	Amount
Shares issued	398,700,000	$7,299,222,832	120,750,000	$1,836,353,140	64,000,000	$954,051,929
Shares redeemed	(185,850,000)	(4,002,727,459)	(70,500,000)	(1,101,564,648)	(65,900,000)	(982,882,736)
Net increase (decrease)	212,850,000	$3,296,495,373	50,250,000	$734,788,492	(1,900,000)	$(28,830,807)

E. Federal Income Taxes

The Trust is treated as a grantor trust for federal income tax purposes and, therefore, no provision for federal income taxes is required. Any interest, expenses, gains and losses are passed through to the holders of Shares of the Trust.

The Sponsor has analyzed applicable tax laws and regulations and their application to the Trust as of December 31, 2020 and does not believe that there are any uncertain tax positions that require recognition of a tax liability.

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

8 - Financial Highlights

The following financial highlights relate to investment performance and operations for a Share outstanding for the years ended December 31, 2020, 2019 and 2018.

	December 31,
	2020	2019	2018
Net asset value per Share, beginning of year	$16.85	$14.52	$15.91

Net investment loss(a)	(0.10)	(0.08)	(0.07)
Net realized and unrealized gain (loss)(b)	7.86	2.41	(1.32)
Net increase (decrease) in net assets from operations	7.76	2.33	(1.39)
Net asset value per Share, end of year	$24.61	$16.85	$14.52

Total return, at net asset value(c)	46.05%	16.05%	(8.74)%

Ratio to average net assets:
Net investment loss	(0.50)%	(0.50)%	(0.50)%
Expenses	0.50%	0.50%	0.50%

(a)	Based on average Shares outstanding during the year.
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

At December 31, 2020 and December 31, 2019, the value of the silver bullion held by the Trust is categorized as Level 1.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned in the capacities* indicated thereunto duly authorized.

iShares Delaware Trust Sponsor LLC,
Sponsor of the iShares Silver Trust (registrant)

/s/ Paul Lohrey

Paul Lohrey
Director, President and Chief Executive Officer
(Principal executive officer)

Date:	March 1, 2021

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities* and on the dates indicated.

/s/ Paul Lohrey

Paul Lohrey
Director, President and Chief Executive Officer
(Principal executive officer)

Date:	March 1, 2021

/s/ Mary Cronin

Mary Cronin
Director and Chief Financial Officer
(Principal financial and accounting officer)

Date:	March 1, 2021

/s/ Philip Jensen

Philip Jensen
Director

Date:	March 1, 2021

/s/ Peter Landini

Peter Landini
Director

Date:	March 1, 2021

/s/ Kimun Lee

Kimun Lee
Director

Date:	March 1, 2021

*    The registrant is a trust and the persons are signing in their respective capacities as officers or directors of iShares Delaware Trust Sponsor LLC, the Sponsor of the registrant.