Form 10-Q
period 2021-03-31
iShares Silver Trust
filed 2021-05-04
CIK 1330568

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2021
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

As of April 30, 2021, the Registrant had 611,350,000 Shares outstanding.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

iShares® Silver Trust

Statements of Assets and Liabilities (Unaudited)

At March 31, 2021 and December 31, 2020

	March 31, 2021	December 31, 2020
Assets
Investment in silver bullion, at fair value(a)	$13,802,981,086	$14,797,590,146
Total Assets	13,802,981,086	14,797,590,146

Liabilities
Sponsor’s fees payable	6,448,630	5,797,426
Total Liabilities	6,448,630	5,797,426

Commitments and contingent liabilities (Note 6)	—	—

Net Assets	$13,796,532,456	$14,791,792,720

Shares issued and outstanding(b)	619,300,000	600,950,000
Net asset value per Share (Note 2C)	$22.28	$24.61

(a)	Cost of investment in silver bullion: $11,937,644,776 and $10,472,474,303, respectively.
(b)	No par value, unlimited amount authorized.

See notes to financial statements.

iShares® Silver Trust

Statements of Operations (Unaudited)

For the three months ended March 31, 2021 and 2020

	Three Months Ended March 31,
	2021	2020
Expenses
Sponsor’s fees	$19,286,631	$7,676,949
Total expenses	19,286,631	7,676,949
Net investment loss	(19,286,631)	(7,676,949)

Net Realized and Unrealized Gain (Loss)
Net realized gain (loss) from:
Silver bullion sold to pay expenses	5,209,327	74,640
Silver bullion distributed for the redemption of Shares	888,549,245	(9,645,349)
Net realized gain (loss)	893,758,572	(9,570,709)
Net change in unrealized appreciation/depreciation	(2,459,779,533)	(1,423,211,664)
Net realized and unrealized loss	(1,566,020,961)	(1,432,782,373)

Net decrease in net assets resulting from operations	(1,585,307,592)	(1,440,459,322)

Net decrease in net assets per Share(a)	$(2.47)	$(3.69)

(a)	Net decrease in net assets per Share based on average shares outstanding during the period.

See notes to financial statements.

iShares® Silver Trust

Statements of Changes in Net Assets (Unaudited)

For the three months ended March 31, 2021

Three Months Ended March 31, 2021
Net Assets at December 31, 2020	$14,791,792,720

Operations:
Net investment loss	(19,286,631)
Net realized gain	893,758,572
Net change in unrealized appreciation/depreciation	(2,459,779,533)
Net decrease in net assets resulting from operations	(1,585,307,592)

Capital Share Transactions:
Contributions for Shares issued	4,468,670,836
Distributions for Shares redeemed	(3,878,623,508)
Net increase in net assets from capital share transactions	590,047,328

Decrease in net assets	(995,260,264)

Net Assets at March 31, 2021	$13,796,532,456

Shares issued and redeemed
Shares issued	176,700,000
Shares redeemed	(158,350,000)
Net increase in Shares issued and outstanding	18,350,000

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

See notes to financial statements.

iShares® Silver Trust

Statements of Cash Flows (Unaudited)

For the three months ended March 31, 2021 and 2020

	Three Months Ended March 31,
	2021	2020
Cash Flows from Operating Activities
Proceeds from silver bullion sold to pay expenses	$18,635,427	$7,971,299
Expenses – Sponsor’s fees paid	(18,635,427)	(7,971,299)
Net cash provided by operating activities	—	—
Increase (decrease) in cash	—	—
Cash, beginning of period	—	—
Cash, end of period	$—	$—

Reconciliation of Net Increase (Decrease) in Net Assets Resulting from Operations to Net Cash Provided by (Used in) Operating Activities
Net decrease in net assets resulting from operations	$(1,585,307,592)	$(1,440,459,322)
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by (used in) operating activities:
Proceeds from silver bullion sold to pay expenses	18,635,427	7,971,299
Net realized (gain) loss	(893,758,572)	9,570,709
Net change in unrealized appreciation/depreciation	2,459,779,533	1,423,211,664
Change in operating assets and liabilities:
Sponsor’s fees payable	651,204	(294,350)
Net cash provided by (used in) operating activities	$—	$—

Supplemental disclosure of non-cash information:
Silver bullion contributed for Shares issued	$4,468,670,836	$889,817,438
Silver bullion distributed for Shares redeemed	$(3,878,623,508)	$(484,999,588)

See notes to financial statements.

iShares® Silver Trust

Schedules of Investments (Unaudited)

At March 31, 2021 and December 31, 2020

March 31, 2021

Description	Ounces	Cost	Fair Value
Silver bullion	575,124,212	$11,937,644,776	$13,802,981,086

Total Investments – 100.05%			13,802,981,086
Less Liabilities – (0.05)%			(6,448,630)
Net Assets – 100.00%			$13,796,532,456

December 31, 2020

Description	Ounces	Cost	Fair Value
Silver bullion	558,715,882	$10,472,474,303	$14,797,590,146

Total Investments – 100.04%			14,797,590,146
Less Liabilities – (0.04)%			(5,797,426)
Net Assets – 100.00%			$14,791,792,720

See notes to financial statements.

iShares® Silver Trust

Notes to Financial Statements (Unaudited)

March 31, 2021

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

The accompanying unaudited financial statements were prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”) for interim financial information and with the instructions for Form 10-Q and the rules and regulations of the U.S. Securities and Exchange Commission (the “SEC”). In the opinion of management, all material adjustments, consisting only of normal recurring adjustments considered necessary for a fair statement of the interim period financial statements, have been made. Interim period results are not necessarily indicative of results for a full-year period. These financial statements and the notes thereto should be read in conjunction with the Trust’s financial statements included in its Annual Report on Form 10-K for the year ended December 31, 2020, as filed with the SEC on March 1, 2021.

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

Gain or loss on sales of silver bullion is calculated on a trade date basis using the average cost method.

The following tables summarize activity in silver bullion for the three months ended March 31, 2021 and 2020:

Three Months Ended March 31, 2021	Ounces	Cost	Fair Value	Realized Gain (Loss)
Beginning balance	558,715,882	$10,472,474,303	$14,797,590,146	$—
Silver bullion contributed	164,157,109	4,468,670,836	4,468,670,836	—
Silver bullion distributed	(147,079,936)	(2,990,074,263)	(3,878,623,508)	888,549,245
Silver bullion sold to pay expenses	(668,843)	(13,426,100)	(18,635,427)	5,209,327
Net realized gain	—	—	893,758,572	—
Net change in unrealized appreciation/depreciation	—	—	(2,459,779,533)	—
Ending balance	575,124,212	$11,937,644,776	$13,802,981,086	$893,758,572

Three Months Ended March 31, 2020	Ounces	Cost	Fair Value	Realized Gain (Loss)
Beginning balance	362,616,711	$6,294,157,046	$6,543,418,555	$—
Silver bullion contributed	61,719,272	889,817,438	889,817,438	—
Silver bullion distributed	(28,512,880)	(494,644,937)	(484,999,588)	(9,645,349)
Silver bullion sold to pay expenses	(454,637)	(7,896,659)	(7,971,299)	74,640
Net realized loss	—	—	(9,570,709)	—
Net change in unrealized appreciation/depreciation	—	—	(1,423,211,664)	—
Ending balance	395,368,466	$6,681,432,888	$5,507,482,733	$(9,570,709)

C.	Calculation of Net Asset Value

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

The Sponsor has analyzed applicable tax laws and regulations and their application to the Trust as of March 31, 2021 and does not believe that there are any uncertain tax positions that require recognition of a tax liability.

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

The following financial highlights relate to investment performance and operations for a Share outstanding for the three months ended March 31, 2021 and 2020.

	Three Months Ended March 31,
	2021	2020
Net asset value per Share, beginning of period	$24.61	$16.85
Net investment loss(a)	(0.03)	(0.02)
Net realized and unrealized loss(b)	(2.30)	(3.84)
Net decrease in net assets from operations	(2.33)	(3.86)
Net asset value per Share, end of period	$22.28	$12.99

Total return, at net asset value(c)(d)	(9.47)%	(22.91)%

Ratio to average net assets:
Net investment loss(e)	(0.50)%	(0.50)%
Expenses(e)	0.50%	0.50%

(a)	Based on average Shares outstanding during the period.
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

At March 31, 2021 and December 31, 2020, the value of the silver bullion held by the Trust is categorized as Level 1.

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

Results of Operations

The Quarter Ended March 31, 2021

The Trust’s net asset value fell from $14,791,792,720 at December 31, 2020 to $13,796,532,456 at March 31, 2021, a 6.73% decrease. The decrease in the Trust’s net asset value resulted primarily from a decrease in the LBMA Silver Price, which fell 9.40% from $26.49 at December 31, 2020 to $24.00 at March 31, 2021. The decrease in the Trust’s net asset value was partially offset by an increase in the number of outstanding Shares, which rose from 600,950,000 Shares at December 31, 2020 to 619,300,000 Shares at March 31, 2021, a consequence of 176,700,000 Shares (3,534 Baskets) being created and 158,350,000 Shares (3,167 Baskets) being redeemed during the quarter.

The 9.47% decrease in the Trust’s NAV from $24.61 at December 31, 2020 to $22.28 at March 31, 2021 is directly related to the 9.40% decrease in the price of silver.

The Trust’s NAV decreased slightly more than the price of silver on a percentage basis due to the Sponsor’s fees, which were $19,286,631 for the quarter, or 0.12% of the Trust’s average weighted assets of $15,631,562,346 during the quarter. The NAV of $27.48 on February 1, 2021 was the highest during the quarter, compared with a low during the quarter of $22.28 on March 31, 2021.

Net decrease in net assets resulting from operations for the quarter ended March 31, 2021 was $1,585,307,592, resulting from an unrealized loss on investment in silver bullion of $2,459,779,533, a net realized gain of $888,549,245 on silver distributed for the redemption of Shares, a net realized gain of $5,209,327 from silver bullion sold to pay expenses, and a net investment loss of $19,286,631. Other than the Sponsor’s fees of $19,286,631, the Trust had no expenses during the quarter.

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

PART II – OTHER INFORMATION

Item 1. Legal Proceedings.

None.

Item 1A. Risk Factors

There have been no material changes to the Risk Factors last reported under Part I, Item 1A of the registrant’s Annual Report on Form 10-K for the year ended December 31, 2020, filed with the Securities and Exchange Commission on March 1, 2021.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

a) None.

b) Not applicable.

c) 158,350,000 Shares (3,167 Baskets) were redeemed during the quarter ended March 31, 2021.

Period	Total Number of Shares Redeemed	Average Ounces of Silver Paid Per Share
01/01/21 to 01/31/21	33,050,000	$0.9291
02/01/21 to 02/28/21	82,900,000	0.9289
03/01/21 to 03/31/21	42,400,000	0.9285
Total	158,350,000	$0.9288

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
Sponsor of the iShares Silver Trust (registrant)

/s/ Paul Lohrey
Paul Lohrey
Director, President and Chief Executive Officer
(Principal executive officer)

Date:	May 4, 2021

/s/ Mary Cronin
Mary Cronin
Director and Chief Financial Officer
(Principal financial and accounting officer)

Date:	May 4, 2021

*	The registrant is a trust and the persons are signing in their respective capacities as officers of iShares Delaware Trust Sponsor LLC, the Sponsor of the registrant.