Form 10-Q
period 2021-06-30
iShares Silver Trust
filed 2021-08-06
CIK 1330568

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2021
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

As of July 30, 2021, the Registrant had 596,800,000 Shares outstanding.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

iShares® Silver Trust

Statements of Assets and Liabilities (Unaudited)

At June 30, 2021 and December 31, 2020

	June 30, 2021	December 31, 2020
Assets
Investment in silver bullion, at fair value(a)	$14,381,334,638	$14,797,590,146
Total Assets	14,381,334,638	14,797,590,146

Liabilities
Sponsor’s fees payable	6,352,900	5,797,426
Total Liabilities	6,352,900	5,797,426

Commitments and contingent liabilities (Note 6)	—	—

Net Assets	$14,374,981,738	$14,791,792,720

Shares issued and outstanding(b)	601,800,000	600,950,000
Net asset value per Share (Note 2C)	$23.89	$24.61

(a)	Cost of investment in silver bullion: $11,759,403,511 and $10,472,474,303, respectively.
(b)	No par value, unlimited amount authorized.

See notes to financial statements.

iShares® Silver Trust

Statements of Operations (Unaudited)

For the three and six months ended June 30, 2021 and 2020

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Expenses
Sponsor’s fees	$18,940,519	$8,953,394	$38,227,150	$16,630,343
Total expenses	18,940,519	8,953,394	38,227,150	16,630,343
Net investment loss	(18,940,519)	(8,953,394)	(38,227,150)	(16,630,343)
Net Realized and Unrealized Gain (Loss)
Net realized gain (loss) from:
Silver bullion sold to pay expenses	3,984,434	(583,239)	9,193,761	(508,599)
Silver bullion distributed for the redemption of Shares	249,015,993	(10,559,630)	1,137,565,238	(20,204,979)
Net realized gain (loss)	253,000,427	(11,142,869)	1,146,758,999	(20,713,578)
Net change in unrealized appreciation/depreciation	756,594,817	1,686,694,147	(1,703,184,716)	263,482,483
Net realized and unrealized gain (loss)	1,009,595,244	1,675,551,278	(556,425,717)	242,768,905
Net increase (decrease) in net assets resulting from operations	$990,654,725	$1,666,597,884	$(594,652,867)	$226,138,562
Net increase (decrease) in net assets per Share(a)	$1.61	$3.51	$(0.95)	$0.52

(a)	Net increase (decrease) in net assets per Share based on average shares outstanding during the period.

See notes to financial statements.

iShares® Silver Trust

Statements of Changes in Net Assets (Unaudited)

For the three and six months ended June 30, 2021

Six Months Ended June 30, 2021
Net Assets at December 31, 2020	$14,791,792,720

Operations:
Net investment loss	(19,286,631)
Net realized gain	893,758,572
Net change in unrealized appreciation/depreciation	(2,459,779,533)
Net decrease in net assets resulting from operations	(1,585,307,592)

Capital Share Transactions:
Contributions for Shares issued	4,468,670,836
Distributions for Shares redeemed	(3,878,623,508)
Net increase in net assets from capital share transactions	590,047,328

Decrease in net assets	(995,260,264)

Net Assets at March 31, 2021	$13,796,532,456

Operations:
Net investment loss	(18,940,519)
Net realized gain	253,000,427
Net change in unrealized appreciation/depreciation	756,594,817
Net increase in net assets resulting from operations	990,654,725

Capital Share Transactions:
Contributions for Shares issued	765,794,167
Distributions for Shares redeemed	(1,177,999,610)
Net decrease in net assets from capital share transactions	(412,205,443)

Increase in net assets	578,449,282

Net Assets at June 30, 2021	$14,374,981,738

Shares issued and redeemed
Shares issued	207,000,000
Shares redeemed	(206,150,000)
Net increase in Shares issued and outstanding	850,000

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

See notes to financial statements.

iShares® Silver Trust

Statements of Cash Flows (Unaudited)

For the six months ended June 30, 2021 and 2020

	Six Months Ended June 30,
	2021	2020
Cash Flows from Operating Activities
Proceeds from silver bullion sold to pay expenses	$37,671,676	$15,803,415
Expenses – Sponsor’s fees paid	(37,671,676)	(15,803,415)
Net cash provided by operating activities	—	—
Increase (decrease) in cash	—	—
Cash, beginning of period	—	—
Cash, end of period	$—	$—

Reconciliation of Net Increase (Decrease) in Net Assets Resulting from Operations to Net Cash Provided by (Used in) Operating Activities
Net increase (decrease) in net assets resulting from operations	$(594,652,867)	$226,138,562
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by (used in) operating activities:
Proceeds from silver bullion sold to pay expenses	37,671,676	15,803,415
Net realized (gain) loss	(1,146,758,999)	20,713,578
Net change in unrealized appreciation/depreciation	1,703,184,716	(263,482,483)
Change in operating assets and liabilities:
Sponsor’s fees payable	555,474	826,928
Net cash provided by (used in) operating activities	$—	$—

Supplemental disclosure of non-cash information:
Silver bullion contributed for Shares issued	$5,234,465,003	$2,852,348,213
Silver bullion distributed for Shares redeemed	$(5,056,623,118)	$(735,788,453)

See notes to financial statements.

iShares® Silver Trust

Schedules of Investments (Unaudited)

At June 30, 2021 and December 31, 2020

June 30, 2021

Description	Ounces	Cost	Fair Value
Silver bullion	558,173,283	$11,759,403,511	$14,381,334,638

Total Investments – 100.04%			14,381,334,638
Less Liabilities – (0.04)%			(6,352,900)
Net Assets – 100.00%			$14,374,981,738

December 31, 2020

Description	Ounces	Cost	Fair Value
Silver bullion	558,715,882	$10,472,474,303	$14,797,590,146

Total Investments – 100.04%			14,797,590,146
Less Liabilities – (0.04)%			(5,797,426)
Net Assets – 100.00%			$14,791,792,720

See notes to financial statements.

iShares® Silver Trust

Notes to Financial Statements (Unaudited)

June 30, 2021

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

Gain or loss on sales of silver bullion is calculated on a trade date basis using the average cost method.

The following tables summarize activity in silver bullion for the three months ended June 30, 2021 and 2020:

Three Months Ended June 30, 2021	Ounces	Cost	Fair Value	Realized Gain (Loss)
Beginning balance	575,124,212	$11,937,644,776	$13,802,981,086	$—
Silver bullion contributed	28,106,701	765,794,167	765,794,167	—
Silver bullion distributed	(44,335,250)	(928,983,617)	(1,177,999,610)	249,015,993
Silver bullion sold to pay expenses	(722,380)	(15,051,815)	(19,036,249)	3,984,434
Net realized gain	—	—	253,000,427	—
Net change in unrealized appreciation/depreciation	—	—	756,594,817	—
Ending balance	558,173,283	$11,759,403,511	$14,381,334,638	$253,000,427

Three Months Ended June 30, 2020	Ounces	Cost	Fair Value	Realized Gain (Loss)
Beginning balance	395,368,466	$6,681,432,888	$5,507,482,733	$—
Silver bullion contributed	118,708,634	1,962,530,775	1,962,530,775	—
Silver bullion distributed	(15,569,065)	(261,348,495)	(250,788,865)	(10,559,630)
Silver bullion sold to pay expenses	(500,537)	(8,415,355)	(7,832,116)	(583,239)
Net realized loss	—	—	(11,142,869)	—
Net change in unrealized appreciation/depreciation	—	—	1,686,694,147	—
Ending balance	498,007,498	$8,374,199,813	$8,886,943,805	$(11,142,869)

The following tables summarize activity in silver bullion for the six months ended June 30, 2021 and 2020:

Six Months Ended June 30, 2021	Ounces	Cost	Fair Value	Realized Gain (Loss)
Beginning balance	558,715,882	$10,472,474,303	$14,797,590,146	$—
Silver bullion contributed	192,263,810	5,234,465,003	5,234,465,003	—
Silver bullion distributed	(191,415,186)	(3,919,057,880)	(5,056,623,118)	1,137,565,238
Silver bullion sold to pay expenses	(1,391,223)	(28,477,915)	(37,671,676)	9,193,761
Net realized gain	—	—	1,146,758,999	—
Net change in unrealized appreciation/depreciation	—	—	(1,703,184,716)	—
Ending balance	558,173,283	$11,759,403,511	$14,381,334,638	$1,146,758,999

Six Months Ended June 30, 2020	Ounces	Cost	Fair Value	Realized Gain (Loss)
Beginning balance	362,616,711	$6,294,157,046	$6,543,418,555	$—
Silver bullion contributed	180,427,906	2,852,348,213	2,852,348,213	—
Silver bullion distributed	(44,081,945)	(755,993,432)	(735,788,453)	(20,204,979)
Silver bullion sold to pay expenses	(955,174)	(16,312,014)	(15,803,415)	(508,599)
Net realized loss	—	—	(20,713,578)	—
Net change in unrealized appreciation/depreciation	—	—	263,482,483	—
Ending balance	498,007,498	$8,374,199,813	$8,886,943,805	$(20,713,578)

C.	Calculation of Net Asset Value

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

The Sponsor has analyzed applicable tax laws and regulations and their application to the Trust as of June 30, 2021 and does not believe that there are any uncertain tax positions that require recognition of a tax liability.

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

The following financial highlights relate to investment performance and operations for a Share outstanding for the three and six months ended June 30, 2021 and 2020.

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Net asset value per Share, beginning of period	$22.28	$12.99	$24.61	$16.85
Net investment loss(a)	(0.03)	(0.02)	(0.06)	(0.04)
Net realized and unrealized gain (loss)(b)	1.64	3.65	(0.66)	(0.19)
Net increase (decrease) in net assets from operations	1.61	3.63	(0.72)	(0.23)
Net asset value per Share, end of period	$23.89	$16.62	$23.89	$16.62

Total return, at net asset value(c)(d)	7.23%	27.94%	(2.93)%	(1.36)%

Ratio to average net assets:
Net investment loss(e)	(0.50)%	(0.50)%	(0.50)%	(0.50)%
Expenses(e)	0.50%	0.50%	0.50%	0.50%

(a)	Based on average Shares outstanding during the period.
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

At June 30, 2021 and December 31, 2020, the value of the silver bullion held by the Trust is categorized as Level 1.

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

Valuation of Silver Bullion; Computation of Net Asset Value

On each business day, as soon as practicable after 4:00 p.m. (New York time), the Trustee evaluates the silver held by the Trust and determines the net asset value of the Trust and net asset value per Share (“NAV”). The Trustee values the silver held by the Trust using the price per ounce of silver determined in an electronic auction hosted by ICE Benchmark Administration (“IBA”) that begins at 12:00 p.m. (London time) and published shortly thereafter, on the day the valuation takes place (such price, the “LBMA Silver Price”). If there is no announced LBMA Silver Price on any day, the Trustee is authorized to use the most recently announced LBMA Silver Price unless the Trustee, in consultation with the Sponsor, determines that such price is inappropriate as a basis for evaluation. The LBMA Silver Price is used by the Trust because it is commonly used by the U.S. silver market as an indicator of the value of silver and is permitted to be used under the Trust Agreement. The use of an indicator of the value of silver bullion other than the LBMA Silver Price could result in materially different fair value pricing of the silver held by the Trust, and as such, could result in different cost or market adjustments or in different redemption value adjustments of the outstanding redeemable capital Shares. Having valued the silver held by the Trust, the Trustee then subtracts all accrued fees, expenses and other liabilities of the Trust from the total value of the silver and other assets of the Trust. The result is the net asset value of the Trust. The Trustee computes NAV by dividing the net asset value of the Trust by the number of Shares outstanding on the date the computation is made.

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

Results of Operations

The Quarter Ended June 30, 2021

The Trust’s net asset value increased from $13,796,532,456 at March 31, 2021 to $14,374,981,738 at June 30, 2021, a 4.19% increase. The increase in the Trust’s net asset value resulted primarily from an increase in the LBMA Silver Price, which increased 7.38% from $24.00 at March 31, 2021 to $25.77 at June 30, 2021. The increase in the Trust’s net asset value was partially offset by a decrease in the number of outstanding Shares, which fell from 619,300,000 Shares at March 31, 2021 to 601,800,000 Shares at June 30, 2021, a consequence of 30,300,000 Shares (606 Baskets) being created and 47,800,000 Shares (956 Baskets) being redeemed during the quarter.

The 7.23% increase in the NAV from $22.28 at March 31, 2021 to $23.89 at June 30, 2021 is directly related to the 7.38% increase in the price of silver.

The Trust’s NAV increased slightly less than the price of silver on a percentage basis due to the Sponsor’s fees, which were $18,940,519 for the quarter, or 0.12% of the average weighted assets of $15,200,399,950 during the quarter. The NAV of $26.42 on May 18, 2021 was the highest during the quarter, compared with a low during the quarter of $22.57 on April 1, 2021.

Net increase in net assets resulting from operations for the quarter ended June 30, 2021 was $990,654,725, resulting from an unrealized gain on investment in silver bullion of $756,594,817, a net realized gain of $249,015,993 on silver distributed for the redemption of Shares, a net realized gain of $3,984,434 from silver bullion sold to pay expenses and a net investment loss of $18,940,519. Other than the Sponsor’s fees of $18,940,519, the Trust had no expenses during the quarter.

The Six-Month Period Ended June 30, 2021

The Trust’s net asset value fell from $14,791,792,720 at December 31, 2020 to $14,374,981,738 at June 30, 2021, a 2.82% decrease. The decrease in the Trust’s net asset value resulted primarily from a decrease in the LBMA Silver Price, which fell 2.72% from $26.49 at December 31, 2020 to $25.77 at June 30, 2021. The decrease in the Trust’s net asset value was partially offset by an increase in the number of outstanding Shares, which rose from 600,950,000 Shares at December 31, 2020 to 601,800,000 Shares at June 30, 2021, a consequence of 207,000,000 Shares (4,140 Baskets) being created and 206,150,000 Shares (4,123 Baskets) being redeemed during the period.

The 2.93% decrease in the NAV from $24.61 at December 31, 2020 to $23.89 at June 30, 2021 is directly related to the 2.72% decrease in the price of silver.

The NAV decreased slightly more than the price of silver on a percentage basis due to the Sponsor’s fees, which were $38,227,150 for the period, or 0.25% of the Trust’s average weighted assets of $15,414,790,092 during the period. The NAV of $27.48 on February 1, 2021 was the highest during the period, compared with a low during the period of $22.28 on March 31, 2021.

Net decrease in net assets resulting from operations for the six months ended June 30, 2021 was $594,652,867, resulting from a net realized gain of $1,137,565,238 on silver distributed for the redemption of Shares, a net realized gain of $9,193,761 from silver bullion sold to pay expenses, offset by an unrealized loss on investment in silver bullion of $1,703,184,716 and a net investment loss of $38,227,150. Other than the Sponsor’s fees of $38,227,150, the Trust had no expenses during the period.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

a) None.

b) Not applicable.

c) 47,800,000 Shares (956 Baskets) were redeemed during the quarter ended June 30, 2021.

Period	Total Number of Shares Redeemed	Average Ounces of Silver Paid Per Share
04/01/21 to 04/30/21	12,950,000	$0.9280
05/01/21 to 05/31/21	5,050,000	0.9278
06/01/21 to 06/30/21	29,800,000	0.9273
Total	47,800,000	$0.9275

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
Sponsor of the iShares Silver Trust (registrant)

/s/ Paul Lohrey

Paul Lohrey
Director, President and Chief Executive Officer
(Principal executive officer)

Date:	August 6, 2021

/s/ Trent Walker

Trent Walker
Chief Financial Officer
(Principal financial and accounting officer)

Date:	August 6, 2021

*    The registrant is a trust and the persons are signing in their respective capacities as officers of iShares Delaware Trust Sponsor LLC, the Sponsor of the registrant.