Form 10-Q
period 2021-09-30
iShares Silver Trust
filed 2021-11-03
CIK 1330568

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2021
or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission File Number: 001-32863

iShares®Silver Trust

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

As of October 29, 2021, the Registrant had 590,500,000 Shares outstanding.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

iShares®Silver Trust

Statements of Assets and Liabilities (Unaudited)

At September 30, 2021 and December 31, 2020

	September 30, 2021	December 31, 2020
Assets
Investment in silver bullion, at fair value(a)	$11,826,671,719	$14,797,590,146
Total Assets	11,826,671,719	14,797,590,146

Liabilities
Sponsor’s fees payable	5,255,141	5,797,426
Total Liabilities	5,255,141	5,797,426

Commitments and contingent liabilities (Note 6)	—	—

Net Assets	$11,821,416,578	$14,791,792,720

Shares issued and outstanding(b)	593,150,000	600,950,000
Net asset value per Share (Note 2C)	$19.93	$24.61

(a)	Cost of investment in silver bullion: $11,662,861,853 and $10,472,474,303, respectively.
(b)	No par value, unlimited amount authorized.

See notes to financial statements.

iShares®Silver Trust

Statements of Operations (Unaudited)

For the three and nine months ended September 30, 2021 and 2020

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Expenses
Sponsor’s fees	$16,965,965	$16,902,576	$55,193,115	$33,532,919
Total expenses	16,965,965	16,902,576	55,193,115	33,532,919
Net investment loss	(16,965,965)	(16,902,576)	(55,193,115)	(33,532,919)
Net Realized and Unrealized Gain (Loss)
Net realized gain (loss) from:
Silver bullion sold to pay expenses	2,908,981	4,011,930	12,102,742	3,503,331
Silver bullion distributed for the redemption of Shares	129,454,893	646,100,731	1,267,020,131	625,895,752
Net realized gain	132,363,874	650,112,661	1,279,122,873	629,399,083
Net change in unrealized appreciation/depreciation	(2,458,121,261)	2,589,764,531	(4,161,305,977)	2,853,247,014
Net realized and unrealized gain (loss)	(2,325,757,387)	3,239,877,192	(2,882,183,104)	3,482,646,097
Net increase (decrease) in net assets resulting from operations	$(2,342,723,352)	$3,222,974,616	$(2,937,376,219)	$3,449,113,178
Net increase (decrease) in net assets per Share(a)	$(3.94)	$5.42	$(4.76)	$7.08

(a)	Net increase (decrease) in net assets per Share based on average shares outstanding during the period.

See notes to financial statements.

iShares®Silver Trust

Statements of Changes in Net Assets (Unaudited)

For the three, six and nine months ended September 30, 2021

Nine Months Ended September 30, 2021
Net Assets at December 31, 2020	$14,791,792,720

Operations:
Net investment loss	(19,286,631)
Net realized gain	893,758,572
Net change in unrealized appreciation/depreciation	(2,459,779,533)
Net decrease in net assets resulting from operations	(1,585,307,592)

Capital Share Transactions:
Contributions for Shares issued	4,468,670,836
Distributions for Shares redeemed	(3,878,623,508)
Net increase in net assets from capital share transactions	590,047,328

Decrease in net assets	(995,260,264)

Net Assets at March 31, 2021	$13,796,532,456

Operations:
Net investment loss	(18,940,519)
Net realized gain	253,000,427
Net change in unrealized appreciation/depreciation	756,594,817
Net increase in net assets resulting from operations	990,654,725

Capital Share Transactions:
Contributions for Shares issued	765,794,167
Distributions for Shares redeemed	(1,177,999,610)
Net decrease in net assets from capital share transactions	(412,205,443)

Increase in net assets	578,449,282

Net Assets at June 30, 2021	$14,374,981,738

Operations:
Net investment loss	(16,965,965)
Net realized gain	132,363,874
Net change in unrealized appreciation/depreciation	(2,458,121,261)
Net decrease in net assets resulting from operations	(2,342,723,352)

Capital Share Transactions:
Contributions for Shares issued	812,228,871
Distributions for Shares redeemed	(1,023,070,679)
Net decrease in net assets from capital share transactions	(210,841,808)

Decrease in net assets	(2,553,565,160)

Net Assets at September 30, 2021	$11,821,416,578

Shares issued and redeemed
Shares issued	243,900,000
Shares redeemed	(251,700,000)
Net decrease in Shares issued and outstanding	(7,800,000)

See notes to financial statements.

iShares®Silver Trust

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

See notes to financial statements.

iShares®Silver Trust

Statements of Cash Flows (Unaudited)

For the nine months ended September 30, 2021 and 2020

	Nine Months Ended September 30,
	2021	2020
Cash Flows from Operating Activities
Proceeds from silver bullion sold to pay expenses	$55,735,400	$30,247,526
Expenses – Sponsor’s fees paid	(55,735,400)	(30,247,526)
Net cash provided by operating activities	—	—
Increase (decrease) in cash	—	—
Cash, beginning of period	—	—
Cash, end of period	$—	$—

Reconciliation of Net Increase (Decrease) in Net Assets Resulting from Operations to Net Cash Provided by (Used in) Operating Activities
Net increase (decrease) in net assets resulting from operations	$(2,937,376,219)	$3,449,113,178
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by (used in) operating activities:
Proceeds from silver bullion sold to pay expenses	55,735,400	30,247,526
Net realized (gain) loss	(1,279,122,873)	(629,399,083)
Net change in unrealized appreciation/depreciation	4,161,305,977	(2,853,247,014)
Change in operating assets and liabilities:
Sponsor’s fees payable	(542,285)	3,285,393
Net cash provided by (used in) operating activities	$—	$—

Supplemental disclosure of non-cash information:
Silver bullion contributed for Shares issued	$6,046,693,874	$5,803,042,212
Silver bullion distributed for Shares redeemed	$(6,079,693,797)	$(2,771,069,953)

See notes to financial statements.

iShares®Silver Trust

Schedules of Investments (Unaudited)

At September 30, 2021 and December 31, 2020

September 30, 2021

Description	Ounces	Cost	Fair Value
Silver bullion	549,438,872	$11,662,861,853	$11,826,671,719

Total Investments – 100.04%			11,826,671,719
Less Liabilities – (0.04)%			(5,255,141)
Net Assets – 100.00%			$11,821,416,578

December 31, 2020

Description	Ounces	Cost	Fair Value
Silver bullion	558,715,882	$10,472,474,303	$14,797,590,146

Total Investments – 100.04%			14,797,590,146
Less Liabilities – (0.04)%			(5,797,426)
Net Assets – 100.00%			$14,791,792,720

See notes to financial statements.

iShares®Silver Trust

Notes to Financial Statements (Unaudited)

September 30, 2021

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

Gain or loss on sales of silver bullion is calculated on a trade date basis using the average cost method.

The following tables summarize activity in silver bullion for the three months ended September 30, 2021 and 2020:

Three Months Ended September 30, 2021	Ounces	Cost	Fair Value	Realized Gain (Loss)
Beginning balance	558,173,283	$11,759,403,511	$14,381,334,638	$—
Silver bullion contributed	34,183,346	812,228,871	812,228,871	—
Silver bullion distributed	(42,201,111)	(893,615,786)	(1,023,070,679)	129,454,893
Silver bullion sold to pay expenses	(716,646)	(15,154,743)	(18,063,724)	2,908,981
Net realized gain	—	—	132,363,874	—
Net change in unrealized appreciation/depreciation	—	—	(2,458,121,261)	—
Ending balance	549,438,872	$11,662,861,853	$11,826,671,719	$132,363,874

Three Months Ended September 30, 2020	Ounces	Cost	Fair Value	Realized Gain (Loss)
Beginning balance	498,007,498	$8,374,199,813	$8,886,943,805	$—
Silver bullion contributed	130,002,203	2,950,693,999	2,950,693,999	—
Silver bullion distributed	(78,292,675)	(1,389,180,769)	(2,035,281,500)	646,100,731
Silver bullion sold to pay expenses	(600,508)	(10,432,181)	(14,444,111)	4,011,930
Net realized gain	—	—	650,112,661	—
Net change in unrealized appreciation/depreciation	—	—	2,589,764,531	—
Ending balance	549,116,518	$9,925,280,862	$13,027,789,385	$650,112,661

The following tables summarize activity in silver bullion for the nine months ended September 30, 2021 and 2020:

Nine Months Ended September 30, 2021	Ounces	Cost	Fair Value	Realized Gain (Loss)
Beginning balance	558,715,882	$10,472,474,303	$14,797,590,146	$—
Silver bullion contributed	226,447,156	6,046,693,874	6,046,693,874	—
Silver bullion distributed	(233,616,297)	(4,812,673,666)	(6,079,693,797)	1,267,020,131
Silver bullion sold to pay expenses	(2,107,869)	(43,632,658)	(55,735,400)	12,102,742
Net realized gain	—	—	1,279,122,873	—
Net change in unrealized appreciation/depreciation	—	—	(4,161,305,977)	—
Ending balance	549,438,872	$11,662,861,853	$11,826,671,719	$1,279,122,873

Nine Months Ended September 30, 2020	Ounces	Cost	Fair Value	Realized Gain (Loss)
Beginning balance	362,616,711	$6,294,157,046	$6,543,418,555	$—
Silver bullion contributed	310,430,109	5,803,042,212	5,803,042,212	—
Silver bullion distributed	(122,374,620)	(2,145,174,201)	(2,771,069,953)	625,895,752
Silver bullion sold to pay expenses	(1,555,682)	(26,744,195)	(30,247,526)	3,503,331
Net realized gain	—	—	629,399,083	—
Net change in unrealized appreciation/depreciation	—	—	2,853,247,014	—
Ending balance	549,116,518	$9,925,280,862	$13,027,789,385	$629,399,083

C.	Calculation of Net Asset Value

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

The Sponsor has analyzed applicable tax laws and regulations and their application to the Trust as of September 30, 2021 and does not believe that there are any uncertain tax positions that require recognition of a tax liability.

3 -	Trust Expenses

The Trust pays to the Sponsor a Sponsor’s fee that accrues daily at an annualized rate equal to 0.50% of the net asset value of the Trust, paid monthly in arrears. The Sponsor has agreed to assume the following administrative and marketing expenses incurred by the Trust: the Trustee’s fee and reimbursement for its reasonable out-of-pocket expenses, the Custodian’s fee, NYSE Arca listing fees, SEC registration fees, printing and mailing costs, audit fees and expenses, and up to $100,000 per annum in legal fees and expenses.

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

The following financial highlights relate to investment performance and operations for a Share outstanding for the three and nine months ended September 30, 2021 and 2020.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Net asset value per Share, beginning of period	$23.89	$16.62	$24.61	$16.85
Net investment loss(a)	(0.03)	(0.03)	(0.09)	(0.07)
Net realized and unrealized gain (loss)(b)	(3.93)	5.49	(4.59)	5.30
Net increase (decrease) in net assets from operations	(3.96)	5.46	(4.68)	5.23
Net asset value per Share, end of period	$19.93	$22.08	$19.93	$22.08

Total return, at net asset value(c)(d)	(16.58)%	32.85%	(19.02)%	31.04%

Ratio to average net assets:
Net investment loss(e)	(0.50)%	(0.50)%	(0.50)%	(0.50)%
Expenses(e)	0.50%	0.50%	0.50%	0.50%

(a)	Based on average Shares outstanding during the period.
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

At September 30, 2021 and December 31, 2020, the value of the silver bullion held by the Trust is categorized as Level 1.

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

Results of Operations

The Quarter Ended September 30, 2021

The Trust’s net asset value decreased from $14,374,981,738 at June 30, 2021 to $11,821,416,578 at September 30, 2021, a 17.76% decrease. The decrease in the Trust’s net asset value resulted primarily from a decrease in the LBMA Silver Price, which decreased 16.45% from $25.77 at June 30, 2021 to $21.53 at September 30, 2021. The decrease in the Trust’s net asset value was also affected by a decrease in the number of outstanding Shares, which fell from 601,800,000 Shares at June 30, 2021 to 593,150,000 Shares at September 30, 2021, a consequence of 36,900,000 Shares (738 Baskets) being created and 45,550,000 Shares (911 Baskets) being redeemed during the quarter.

The 16.58% decrease in the NAV from $23.89 at June 30, 2021 to $19.93 at September 30, 2021 is directly related to the 16.45% decrease in the price of silver.

The NAV decreased slightly more than the price of silver on a percentage basis due to the Sponsor’s fees, which were $16,965,965 for the quarter, or 0.13% of the Trust’s average weighted assets of $13,434,356,872 during the quarter. The NAV of $24.67 on July 6, 2021 was the highest during the quarter, compared with a low during the quarter of $19.93 on September 30, 2021.

Net decrease in net assets resulting from operations for the quarter ended September 30, 2021 was $2,342,723,352, resulting from an unrealized loss on investment in silver bullion of $2,458,121,261, a net realized gain of $129,454,893 on silver distributed for the redemption of Shares, a net realized gain of $2,908,981 from silver bullion sold to pay expenses and a net investment loss of $16,965,965. Other than the Sponsor’s fees of $16,965,965, the Trust had no expenses during the quarter.

The Nine-Month Period Ended September 30, 2021

The Trust’s net asset value fell from $14,791,792,720 at December 31, 2020 to $11,821,416,578 at September 30, 2021, a 20.08% decrease. The decrease in the Trust’s net asset value resulted primarily from a decline in the LBMA Silver Price, which fell 18.72% from $26.49 at December 31, 2020 to $21.53 at September 30, 2021. The decrease in the Trust’s net asset value was also affected by a decrease in the number of outstanding Shares, which fell from 600,950,000 Shares at December 31, 2020 to 593,150,000 Shares at September 30, 2021, a consequence of 243,900,000 Shares (4,878 Baskets) being created and 251,700,000 Shares (5,034 Baskets) being redeemed during the period.

The 19.02% decrease in the NAV from $24.61 at December 31, 2020 to $19.93 at September 30, 2021 is directly related to the 18.72% decrease in the price of silver.

The NAV decreased slightly more than the price of silver on a percentage basis due to the Sponsor’s fees, which were $55,193,115 for the period, or 0.37% of the Trust’s average weighted assets of $14,747,391,351 during the period. The NAV of $27.48 on February 1, 2021 was the highest during the period, compared with a low during the period of $19.93 on September 30, 2021.

Net decrease in net assets resulting from operations for the nine months ended September 30, 2021 was $2,937,376,219, resulting from an unrealized loss on investment in silver bullion of $4,161,305,977, a net realized gain of $1,267,020,131 on silver distributed for the redemption of Shares, a net realized gain of $12,102,742 from silver bullion sold to pay expenses, and a net investment loss of $55,193,115. Other than the Sponsor’s fees of $55,193,115, the Trust had no expenses during the period.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

a) None.

b) Not applicable.

c) 45,550,000 Shares (911 Baskets) were redeemed during the quarter ended September 30, 2021.

Period	Total Number of Shares Redeemed	Average Ounces of Silver Paid Per Share
07/01/21 to 07/31/21	16,700,000	$0.9269
08/01/21 to 08/31/21	12,700,000	0.9265
09/01/21 to 09/30/21	16,150,000	0.9261
Total	45,550,000	$0.9265

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
Sponsor of the iShares Silver Trust (registrant)

/s/ Paul Lohrey
Paul Lohrey
Director, President and Chief Executive Officer
(Principal executive officer)

Date:	November 3, 2021

/s/ Trent Walker
Trent Walker
Chief Financial Officer
(Principal financial and accounting officer)

Date:	November 3, 2021

*	The registrant is a trust and the persons are signing in their respective capacities as officers of iShares Delaware Trust Sponsor LLC, the Sponsor of the registrant.