Form 10-K
period 2021-12-31
iShares Silver Trust
filed 2022-03-01
CIK 1330568

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2021
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

As of June 30, 2021, the aggregate market value of the shares held by non-affiliates was approximately $14,377,002,000. The calculation of the number of shares held by non-affiliates assumes that all shares held by funds or accounts for which BlackRock or its affiliates provides management or advisory services (whether discretionary or non-discretionary) are shares held by affiliates.

As of January 31, 2022, the Registrant had 577,250,000 Shares outstanding.

DOCUMENTS INCORPORATED BY REFERENCE:
None

Cautionary Note Regarding Forward-Looking Statements

This Annual Report on Form 10-K includes statements which relate to future events or future performance. In some cases, you can identify such forward-looking statements by terminology such as “may,” “should,” “could,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “potential” or the negative of these terms or other comparable terminology. All statements (other than statements of historical fact) included in this report that address activities, events or developments that may occur in the future, including such matters as changes in commodity prices and market conditions (for silver and the shares), the operations of iShares Silver Trust (the “Trust”), the plans of iShares Delaware Trust Sponsor LLC (the “Sponsor”), the sponsor of the Trust, and references to the Trust’s future success and other similar matters are forward-looking statements. These statements are only predictions. Actual events or results may differ materially. These statements are based upon certain assumptions and analyses made by the Sponsor on the basis of its perception of historical trends, current conditions and expected future developments, as well as other factors it believes are appropriate in the circumstances. Whether or not actual results and developments will conform to the Sponsor’s expectations and predictions, however, is subject to a number of risks and uncertainties, including the special considerations discussed in this report, general economic, market and business conditions, changes in laws or regulations, including those concerning taxes, made by governmental authorities or regulatory bodies and other world economic and political developments. See Item 1A. “Risk Factors.” Consequently, all the forward-looking statements made in this report are qualified by these cautionary statements, and there can be no assurance that the actual results or developments the Sponsor anticipates will be realized or, even if substantially realized, will result in the expected consequences to, or have the expected effects on, the Trust’s operations or the value of the shares issued by the Trust. Although the Sponsor does not make forward-looking statements unless it believes it has a reasonable basis for doing so, the Sponsor cannot guarantee their accuracy. Neither the Trust nor the Sponsor is under any duty to update any of the forward‑looking statements to conform such statements to actual results or to a change in the expectations or predictions.

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

The Trust’s net asset value decreased from $14,791,792,720 at December 31, 2020 to $12,249,234,223 at December 31, 2021, the Trust’s fiscal year end. Outstanding Shares of the Trust decreased from 600,950,000 Shares outstanding at December 31, 2020 to 573,800,000 Shares outstanding at December 31, 2021.

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

The Custodian has agreed to grant to the officers and properly designated representatives of the Trustee and to the independent public accountants for the Trust access to the Custodian’s records for the purpose of confirming the content of those records. Upon at least ten days’ prior notice, any such officer or properly designated representative, any independent public accountants for the Trust and any person designated by any regulatory authority having jurisdiction over the Trustee or the Trust is entitled to examine on the Custodian’s premises the silver held by the Custodian and the records regarding the silver held for the account of the Custodian at a sub-custodian. The Custodian has agreed that it will only retain sub-custodians if they agree to grant to the Trustee and the independent registered public accounting firm of the Trust access to records and inspection rights similar to those set forth above. During the period covered by this report, Inspectorate International Ltd. and Inspectorate America Corporation, acting as authorized representatives of the Trustee pursuant to the foregoing provisions, inspected the premises where the Trust’s silver is warehoused and on August 3, 2021 issued their report summarizing their findings. Such report is posted by the Sponsor on the Trust’s website.

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

At the start of each round of auction, IBA publishes a price for that round. Participants then have 30 seconds to enter, change or cancel their orders (i.e., how much silver they want to buy or sell at that price). At the end of each round, order entry is frozen, and the system checks to see if the imbalance (i.e., the difference between buying and selling) is within the threshold (normally 500,000 ounces for silver). If the imbalance is outside the threshold at the end of a round, then the auction is not balanced, the price is adjusted and a new round starts. If the imbalance is within the threshold then the auction is finished, and the price is set as the LBMA Silver Price for that day. Any imbalance is shared equally between all direct participants (even if they did not place orders or did not log in), and the net volume for each participant trades at the final price. The prices during the auction are determined by an algorithm that takes into account current market conditions and activity in the auction. Each auction is actively supervised by IBA staff. As of the date of this report, information publicly available on IBA’s website indicates that the direct participants currently qualified to submit orders during the electronic auctions used for the daily determination of the LBMA Silver Price are Citibank, N.A. London Branch, Coins ’N Things Inc., DRW Investments, LLC, Goldman Sachs International plc, HSBC Bank USA NA, Jane Street Global Trading, LLC, JP Morgan Chase Bank, N.A. London Branch, Koch Supply and Trading LP, Marex Financial Limited, Morgan Stanley, Standard Chartered Bank, StoneX Financial Ltd and Toronto-Dominion Bank.

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

Trust Expenses

The Trust’s only ordinary recurring expense is expected to be the Sponsor’s fee. In exchange for the Sponsor’s fee, the Sponsor has agreed to assume the following administrative and marketing expenses incurred by the Trust: the Trustee’s fee, the Custodian’s fee, NYSE Arca listing fees, SEC registration fees, printing and mailing costs, audit fees and expenses, and up to $100,000 per annum in legal fees and expenses. Effective January 31, 2022 the Sponsor has agreed to assume up to $500,000 per annum in legal fees and expenses. The Sponsor may determine in its sole discretion to assume legal fees and expenses of the Trust in excess of the amount required under the Trust Agreement. To the extent that the Sponsor does not voluntarily assume such fees and expenses, they will be the responsibility of the Trust.

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

The Sponsor earned $71,208,965 for the year ended December 31, 2021. Each sale of silver by the Trust will be a taxable event to Shareholders. See “United States Federal Income Tax Consequences – Taxation of U.S. Shareholders.”

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

Trust Expenses and Silver Sales

In addition to the fee payable to the Sponsor, the following expenses are paid out of the assets of the Trust:

●	any expenses or liabilities of the Trust that are not assumed by the Sponsor;

●	any taxes and other governmental charges that may fall on the Trust or its property;

●	expenses and costs of any action taken by the Trustee or the Sponsor to protect the Trust and the rights and interests of holders of Shares; and

●	any indemnification of the Sponsor as described below.

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

To the extent that demand for silver exceeds the available supply at that time, Authorized Participants may not be able to readily acquire sufficient amounts of silver necessary for the creation of a Basket. Silver deposited with the Custodian must meet the specifications described below under “Deposit of Silver; Issuance of Baskets.” Baskets may be created only by Authorized Participants, and are only issued in exchange for an amount of silver determined by the Trustee on each day that NYSE Arca is open for regular trading. Market speculation in silver could result in increased requests for the issuance of Baskets. It is possible that Authorized Participants may be unable to acquire sufficient silver that is acceptable for delivery to the Trust for the issuance of new Baskets due to a limited then-available supply coupled with a surge in demand for the Shares. In such circumstances, the demand for creation may outpace Authorized Participants’ ability to obtain silver that is acceptable for delivery to the Trust, and the Trust may suspend or restrict the issuance of Baskets. Such occurrence may lead to further volatility in Share price and deviations, which may be significant, in the market price of the Shares relative to the NAV.

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

The trading price of the Shares has been highly volatile and could continue to be subject to wide fluctuations in response to various factors. The silver market in general has experienced extreme price and volume fluctuations that have often been unrelated or disproportionate to factors such as silver’s uses in jewelry, technology, and industrial applications, or cost and production levels in major silver-producing countries such as China, Mexico, and Peru. In particular, supply chain disruptions resulting from the COVID-19 outbreak and investor speculation have significantly contributed to recent price and volume fluctuations.

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

Although the Sponsor has agreed to assume all organizational and certain ordinary administrative and marketing expenses incurred by the Trust, not all Trust expenses have been assumed by the Sponsor. For example, any taxes and other governmental charges that may be imposed on the Trust’s property will not be paid by the Sponsor. As part of its agreement to assume some of the Trust’s ordinary administrative expenses, the Sponsor has agreed to pay legal fees and expenses of the Trust not in excess of $100,000 per annum. Effective January 31, 2022 the Sponsor has agreed to assume up to $500,000 per annum in legal fees and expenses. Any legal fees and expenses in excess of the amount required under the Trust Agreement will be the responsibility of the Trust.

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

The Trust had a limited duration that was scheduled to terminate automatically on January 19, 2045. Effective January 31, 2022 the Trust is designed to have a perpetual existence; however, if certain events occur, at any time, the Trustee will have to terminate the Trust. Upon termination of the Trust, the Trustee will sell silver in the amount necessary to cover all expenses of liquidation, and to pay any outstanding liabilities of the Trust. The remaining silver will be distributed among investors surrendering Shares. Any silver remaining in the possession of the Trustee after 90 days may be sold by the Trustee and the proceeds of the sale will be held by the Trustee until claimed by any remaining holders of Shares. Sales of silver in connection with the liquidation of the Trust at a time of low prices will likely result in losses, or adversely affect your gains, on your investment in Shares.

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

The obligations of the Custodian under the Custodian Agreement are governed by English law. The Trust is a New York common law trust. Any U.S., New York or other court situated in the United States may have difficulty interpreting English law (which, insofar as it relates to custody arrangements, is largely derived from court rulings rather than statute), LBMA rules or the customs and practices in the London custody market. It may be difficult or impossible for the Trust to sue the Custodian in a U.S., New York or other court situated in the United States. In addition, it may be difficult, time consuming and/or expensive for the Trust to enforce in a foreign court a judgment rendered by a U.S., New York or other court situated in the United States.

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

Holders

As of December 31, 2021, there were approximately 166 DTC participating shareholders of record of the Trust. Because most of the Trust’s Shares are held by brokers and other institutions on behalf of shareholders, we are unable to estimate the total number of shareholders represented by these record holders.

Dividends

The Trust did not declare any cash distributions to Shareholders during the fiscal years ended December 31, 2021 and 2020. The Trust has no obligation to make periodic distributions to Shareholders.

Use of Proceeds from Registered Securities

Not applicable.

Purchases of Equity Securities by the Issuers and Affiliated Purchaser

51,400,000 Shares (1,028 Baskets) were redeemed during the fourth quarter of the year ended December 31, 2021.

Period	Total Number of Shares Redeemed	Average Ounces of Silver Paid Per Share
10/01/21 to 10/31/21	16,450,000	$0.9257
11/01/21 to 11/30/21	9,500,000	0.9253
12/01/21 to 12/31/21	25,450,000	0.9249
Total	51,400,000	$0.9252

Item 6. [Reserved]

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

Introduction

The Trust is a grantor trust formed under the laws of the State of New York. The Trust does not have any officers, directors, or employees, and is administered by the Trustee acting as trustee pursuant to the Trust Agreement between the Trustee and the Sponsor. The Trust issues Shares representing fractional undivided beneficial interests in its net assets. The assets of the Trust consist primarily of silver bullion held by a custodian as an agent of the Trust responsible only to the Trustee.

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

Valuation of Silver Bullion; Computation of Net Asset Value

On each business day, as soon as practicable after 4:00 p.m. (New York time), the Trustee evaluates the silver held by the Trust and determines the net asset value of the Trust and net asset value per Share (“NAV”). The Trustee values the silver held by the Trust using the price per ounce of silver determined in an electronic auction hosted by IBA that begins at 12:00 p.m. (London time) and published shortly thereafter, on the day the valuation takes place (such price, the “LBMA Silver Price”). If there is no announced LBMA Silver Price on any day, the Trustee is authorized to use the most recently announced LBMA Silver Price unless the Trustee, in consultation with the Sponsor, determines that such price is inappropriate as a basis for evaluation. The LBMA Silver Price is used by the Trust because it is commonly used by the U.S. silver market as an indicator of the value of silver and is permitted to be used under the Trust Agreement. The use of an indicator of the value of silver bullion other than the LBMA Silver Price could result in materially different fair value pricing of the silver held by the Trust, and as such, could result in different cost or market adjustments or in different redemption value adjustments of the outstanding redeemable capital Shares. Having valued the silver held by the Trust, the Trustee then subtracts all accrued fees, expenses and other liabilities of the Trust from the total value of the silver held by the Trust and other assets held by the Trust. The result is the net asset value of the Trust. The Trustee computes NAV by dividing the net asset value of the Trust by the number of Shares outstanding on the date the computation is made.

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

The following chart shows the daily LBMA Silver Price, as applicable, for the periods from December 2016 through December 2021:

Silver Prices (December 2016 - December 2021)

$30
$28
$26
$24
$22
$20
$18
$16
$14
$12
Prices in USD
Dec-16
Mar-17
Jun-17
Sep-17
Dec-17
Mar-18
Jun-18
Sep-18
Dec-18
Mar-19
Jun-19
Sep-19
Dec-19
Mar-20
Jun-20
Sep-20
Dec-20
Mar-21
Jun-21
Sep-21
Dec-21

Results of Operations

The Year Ended December 31, 2021

The Trust’s net asset value decreased from $14,791,792,720 at December 31, 2020 to $12,249,234,223 at December 31, 2021, a 17.19% decrease for the year. The decrease in the Trust’s net asset value resulted primarily from a decrease in the LBMA Silver Price, which decreased 12.84% from $26.49 at December 31, 2020 to $23.09 at December 31, 2021. The decrease in the Trust’s net asset value was also affected by a decrease in the number of outstanding Shares, which fell from 600,950,000 Shares at December 31, 2020 to 573,800,000 Shares at December 31, 2021, a consequence of 275,950,000 Shares (5,519 Baskets) being created and 303,100,000 Shares (6,062 Baskets) being redeemed during the year.

The 13.25% decrease in the NAV from $24.61 at December 31, 2020 to $21.35 at December 31, 2021 was directly related to the 12.84% decrease in the price of silver.

The NAV decreased slightly more than the price of silver on a percentage basis due to the Sponsor’s fees, which were $71,208,965 for the year, or 0.50% of the Trust’s average weighted assets of $14,234,642,101 during the year. The NAV of $27.48 on February 1, 2021 was the highest during the year, compared with a low during the year of $19.93 on September 30, 2021.

Net decrease in net assets resulting from operations for the year ended December 31, 2021 was $2,110,330,231, resulting from an unrealized loss on investment in silver bullion of $3,401,406,431 and a net investment loss of $71,208,965, partially offset by a net realized gain of $1,349,023,048 on silver bullion distributed for the redemption of Shares and a net realized gain of $13,262,117 from investment in silver bullion sold to pay expenses. Other than the Sponsor’s fees of $71,208,965, the Trust had no expenses during the year ended December 31, 2021.

The Year Ended December 31, 2020

The Trust’s net asset value increased from $6,540,758,565 at December 31, 2019 to $14,791,792,720 at December 31, 2020, a 126.15% increase for the year. The increase in the Trust’s net asset value resulted primarily from an increase in the number of outstanding Shares, which rose from 388,100,000 Shares at December 31, 2019 to 600,950,000 Shares at December 31, 2020, a consequence of 398,700,000 Shares (7,974 Baskets) being created and 185,850,000 Shares (3,717 Baskets) being redeemed during the year. The increase in the Trust’s net asset value also benefitted from an increase in the price of silver, which rose 46.76% from $18.05 at December 31, 2019 to $26.49 (the LBMA Silver Price at December 31, 2020).

The 46.05% increase in the NAV from $16.85 at December 31, 2019 to $24.61 at December 31, 2020 was directly related to the 46.76% increase in the price of silver.

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

The Year Ended December 31, 2019

The Trust’s net asset value increased from $4,904,036,623 at December 31, 2018 to $6,540,758,565 at December 31, 2019, a 33.37% increase for the year. The increase in the Trust’s net asset value resulted primarily from an increase in the price of silver, which rose 16.68% from $15.47 at December 31, 2018 to $18.05 (the LBMA Silver Price at December 31, 2019). The increase in the Trust’s net asset value also benefitted from an increase in the number of outstanding Shares, which rose from 337,850,000 Shares at December 31, 2018 to 388,100,000 Shares at December 31, 2019, a consequence of 120,750,000 Shares (2,415 Baskets) being created and 70,500,000 Shares (1,410 Baskets) being redeemed during the year.

The 16.05% increase in the NAV from $14.52 at December 31, 2018 to $16.85 at December 31, 2019 is directly related to the 16.68% increase in the price of silver.

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

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

Not applicable.

Item 8. Financial Statements and Supplementary Data.

The following tables show the Trust’s quarterly financial information for 2021 and 2020.

	Three Months Ended (Unaudited)
	March 31, 2021	June 30, 2021	September 30, 2021	December 31, 2021
Expenses
Sponsor’s fee	$19,286,631	$18,940,519	$16,965,965	$16,015,850
Total Expenses	19,286,631	18,940,519	16,965,965	16,015,850
Net investment loss	(19,286,631)	(18,940,519)	(16,965,965)	(16,015,850)
Net Realized and Unrealized Gain (Loss)
Net realized gain from:
Silver bullion sold to pay expenses	$5,209,327	$3,984,434	$2,908,981	$1,159,375
Silver bullion distributed for the redemption of Shares	888,549,245	249,015,993	129,454,893	82,002,917
Net realized gain	893,758,572	253,000,427	132,363,874	83,162,292
Net change in unrealized appreciation/depreciation on investment in silver bullion	(2,459,779,533)	756,594,817	(2,458,121,261)	759,899,546
Net realized and unrealized gain (loss)	(1,566,020,961)	1,009,595,244	(2,325,757,387)	843,061,838
Net increase (decrease) in net assets resulting from operations	$(1,585,307,592)	$990,654,725	$(2,342,723,352)	$827,045,988
Net increase (decrease) in net assets per Share	$(2.47)	$1.61	$(3.94)	$1.40

	Three Months Ended (Unaudited)
	March 31, 2020	June 30, 2020	September 30, 2020	December 31, 2020
Expenses
Sponsor’s fee	$7,676,949	$8,953,394	$16,902,576	$17,110,489
Total Expenses	7,676,949	8,953,394	16,902,576	17,110,489
Net investment loss	(7,676,949)	(8,953,394)	(16,902,576)	(17,110,489)
Net Realized and Unrealized Gain (Loss)
Net realized gain (loss) from:
Silver bullion sold to pay expenses	$74,640	$(583,239)	$4,011,930	$3,910,736
Silver bullion distributed for the redemption of Shares	(9,645,349)	(10,559,630)	646,100,731	296,018,037
Net realized gain (loss)	(9,570,709)	(11,142,869)	650,112,661	299,928,773
Net change in unrealized appreciation/depreciation on investment in silver bullion	(1,423,211,664)	1,686,694,147	2,589,764,531	1,222,607,320
Net realized and unrealized gain (loss)	(1,432,782,373)	1,675,551,278	3,239,877,192	1,522,536,093
Net increase (decrease) in net assets resulting from operations	$(1,440,459,322)	$1,666,597,884	$3,222,974,616	$1,505,425,604
Net increase (decrease) in net assets per Share	$(3.69)	$3.51	$5.42	$2.51

See Index to Financial Statements on page F-1 for a list of the financial statements being filed herein.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

There have been no changes in accountants and no disagreements with accountants during the year ended December 31, 2021.

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

The principal executive officer and principal financial officer of the Sponsor assessed the effectiveness of the Trust’s internal control over financial reporting as of December 31, 2021. Their assessment included an evaluation of the design of the Trust’s internal control over financial reporting and testing of the operational effectiveness of its internal control over financial reporting. In making its assessment, the Sponsor’s management has utilized the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in its report entitled Internal Control – Integrated Framework (2013). Based on their assessment and those criteria, the principal executive officer and principal financial officer of the Sponsor concluded that the Trust maintained effective internal control over financial reporting as of December 31, 2021.

The effectiveness of the Trust’s internal control over financial reporting as of December 31, 2021 has been audited by PricewaterhouseCoopers LLP, the independent registered public accounting firm that audited and reported on the financial statements included in this Form 10-K, as stated in their report which is included herein.

Changes in Internal Control over Financial Reporting

There were no changes in the Trust’s internal control over financial reporting that occurred during the Trust’s fourth fiscal quarter of the period covered by this report that have materially affected, or are reasonably likely to materially affect, the Trust’s internal control over financial reporting.

Item 9B. Other Information.

Not applicable.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

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

Paul Lohrey is the President and Chief Executive Officer of the Sponsor and Trent Walker is the Chief Financial Officer of the Sponsor.

The Sponsor is managed by a Board of Directors composed of Rachel Aquirre, Philip Jensen, Peter Landini, Kimun Lee, and Paul Lohrey.

Paul Lohrey, CFA, 59, has served as President and Chief Executive Officer of the Sponsor since November 2015. Mr. Lohrey joined BlackRock, Inc., a global asset management firm, as a Managing Director performing supervisory and managerial functions in June 2010. Prior to joining BlackRock, Mr. Lohrey served as Chief Investment Officer, Europe, performing supervisory and managerial functions, for The Vanguard Group, an asset management firm, from October 2008 to May 2010. He also held various positions in equity and fixed income portfolio management while at Vanguard from August 1994. Mr. Lohrey earned a Bachelor of Arts in economics from Duke University in 1984 and an MBA in finance from the University of Chicago in 1986.

Trent Walker, 47, became a principal of the Sponsor in June 2021 and serves as its Chief Financial Officer. Mr. Walker has been employed by BlackRock since September 2019 and serves as a Managing Director and Head of Americas Product Oversight and Governance in the Global Accounting and Product Services team, performing supervisory and managerial functions. In that capacity, Mr. Walker serves as the Treasurer and Chief Financial Officer of iShares Trust, iShares, Inc. and iShares U.S. ETF Trust and Chief Financial Officer of BlackRock Funds, BlackRock Funds II, BlackRock Funds IV, BlackRock Funds V and BlackRock Funds VI. Prior to joining BlackRock, Mr. Walker served as a Senior Vice President and a Registered Principal of Pacific Investment Management Company LLC, including in the capacity as Treasurer of PIMCO Funds, PIMCO Variable Insurance Trust, PIMCO Equity Series, PIMCO Equity Series VIT, PIMCO Managed Accounts Trust, PIMCO-Sponsored Interval Funds and PIMCO-Sponsored Closed-End Funds from January 16, 2015 to August 30, 2019. Mr. Walker received his Bachelor of Science in accounting from Northwest Missouri State University and is a certified public accountant.

Rachel Aguirre, 39, became a principal of the Sponsor in June 2021 and serves as its Director. Ms. Aguirre has been employed by BlackRock since March 2005, including her years with Barclays Global Investors, which merged with BlackRock in 2009 and serves as a Managing Director. Ms. Aguirre has served as the Head of U.S. Product Engineering since March 2021, performing managerial and supervisory functions. In that capacity, Ms. Aguirre oversees a team that designs, launches, and assesses the quality of BlackRock’s indexed ETF products and is a member of the firm’s ETF and Index Investments (“EII”) Markets and Investments Executive Committee and the EII Global Product Executive Committee. Ms. Aguirre served as Co-Head of the Americas Portfolio Engineering team within EII from January 2020 to March 2021. In that role, Ms. Aguirre oversaw teams that manage the U.S. iShares EII product ranges. Prior to that, Ms. Aguirre served as Head of Developed Markets Portfolio Engineering from May 2016 to December 2019. Ms. Aguirre received her Bachelor of Science in Mathematics from the College of Creative Studies at UC Santa Barbara and a Master of Science in Financial Mathematics from Stanford University.

Philip Jensen, 63, is Chairman of the Sponsor’s audit committee. In June 2001, Mr. Jensen joined Paul Capital Partners, an investment firm focusing on the secondary private equity and healthcare markets, for which he presently serves as Partner and previously served as Chief Operating Officer from 2002 to 2020. Mr. Jensen received his Bachelor of Science from San Francisco State University and practiced as a California Certified Public Accountant through 1992.

Peter Landini, 70, is a member of the Sponsor’s audit committee. In January 2003, Mr. Landini joined RBP Investment Advisors, Inc., a financial planning consultancy firm, for which he presently serves as Partner and Wealth Manager. Mr. Landini received his Bachelor of Science in accounting from Santa Clara University and an MBA in finance from Golden Gate University. Mr. Landini is a certified financial planner.

Kimun Lee, 75, is a member of the Sponsor’s audit committee. Mr. Lee is a California-registered investment adviser and has conducted his consulting business under the name Resources Consolidated since January 1980. Since September 2010, Mr. Lee has served as a member of the board of directors of Firsthand Technology Value Fund, Inc., a mutual fund company. Since April 2013, Mr. Lee has served as a member of the board of trustees of Firsthand Funds, a mutual fund company. Since April 2014, Mr. Lee has served as a member of the board of trustees of FundX Investment Trust, a mutual fund company. Until January 2005, Mr. Lee also served as a member of the board of directors of Fremont Mutual Funds, Inc., a mutual fund company. Mr. Lee received his Bachelor of Arts from the University of the Pacific and an MBA from University of Nevada, Reno. He also completed the executive education program on corporate governance at Stanford Graduate School of Business.

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

Item 11. Executive Compensation.

The Trust has no employees, officers or directors. The Trust is managed by the Sponsor and pays the Sponsor the Sponsor’s fee. For the year ended December 31, 2021, the Trust has incurred Sponsor’s fees of $71,208,965.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Securities Authorized for Issuance under Equity Compensation Plans

Not applicable.

Security Ownership of Certain Beneficial Owners and Management

Not applicable.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

See Item 11 above.

Item 14. Principal Accounting Fees and Services.

Audit and Non-Audit Fees

The table below summarizes the fees for services performed by PricewaterhouseCoopers LLP for the years ended December 31, 2021 and 2020.

	2021	2020
Audit fees	$61,800	$61,800
Audit-related fees	250	2,000
Tax fees	—	—
All other fees	—	—
	$62,050	$63,800

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

Financial Statement Schedules

Schedules have been omitted since they are either not required, not applicable or the information has otherwise been included.

Exhibits

The following documents are filed herewith or incorporated herein and made a part of this Annual Report:

Exhibit No.	Description
4.1	Third Amended and Restated Depositary Trust Agreement is incorporated by reference to Exhibit 4.1 of the Current Report on Form 8-K filed by the Registrant on January 31, 2022

4.2	Standard Terms for Authorized Participant Agreements is incorporated by reference to Exhibit 4.2 of the Current Report on Form 8-K filed by the Registrant on December 22, 2016

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
Index

Report of Independent Registered Public Accounting Firm

To the Sponsor and Shareholders of iShares® Silver Trust

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying statements of assets and liabilities, including the schedules of investments, of iShares® Silver Trust (the “Trust”) as of December 31, 2021 and 2020, and the related statements of operations, changes in net assets, and cash flows for each of the three years in the period ended December 31, 2021, including the related notes (collectively referred to as the “financial statements”). We also have audited the Trust’s internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Trust as of December 31, 2021 and 2020, and the results of its operations, changes in its net assets, and its cash flows for each of the three years in the period ended December 31, 2021 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Trust maintained, in all material respects, effective internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

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

March 1, 2022

We have served as the Trust’s auditor since 2006.

iShares® Silver Trust

Statements of Assets and Liabilities

At December 31, 2021 and 2020

	December 31,
	2021	2020
Assets
Investment in silver bullion, at fair value(a)	$12,254,397,545	$14,797,590,146
Total Assets	12,254,397,545	14,797,590,146

Liabilities
Sponsor’s fees payable	5,163,322	5,797,426
Total Liabilities	5,163,322	5,797,426

Commitments and contingent liabilities (Note 6)	—	—

Net Assets	$12,249,234,223	$14,791,792,720

Shares issued and outstanding(b)	573,800,000	600,950,000
Net asset value per Share (Note 2C)	$21.35	$24.61

(a)	Cost of investment in silver bullion: $11,330,688,133 and $10,472,474,303, respectively.
(b)	No par value, unlimited amount authorized.

See notes to financial statements.

iShares® Silver Trust

Statements of Operations

For the years ended December 31, 2021, 2020 and 2019

	Years Ended December 31,
	2021	2020	2019
Expenses
Sponsor’s fees	$71,208,965	$50,643,408	$27,765,547
Total expenses	71,208,965	50,643,408	27,765,547
Net investment loss	(71,208,965)	(50,643,408)	(27,765,547)

Net Realized and Unrealized Gain (Loss)
Net realized gain (loss) from:
Silver bullion sold to pay expenses	13,262,117	7,414,067	(2,188,446)
Silver bullion distributed for the redemption of Shares	1,349,023,048	921,913,789	(52,914,435)
Net realized gain (loss)	1,362,285,165	929,327,856	(55,102,881)
Net change in unrealized appreciation/depreciation	(3,401,406,431)	4,075,854,334	984,801,878
Net realized and unrealized gain (loss)	(2,039,121,266)	5,005,182,190	929,698,997

Net increase (decrease) in net assets resulting from operations	(2,110,330,231)	$4,954,538,782	$901,933,450

Net increase (decrease) in net assets per Share(a)	$(3.46)	$9.61	$2.47

(a)	Net increase (decrease) in net assets per Share based on average shares outstanding during the year.

See notes to financial statements.

iShares® Silver Trust

Statements of Changes in Net Assets

For the years ended December 31, 2021, 2020 and 2019

	Years Ended December 31,
	2021	2020	2019
Net Assets, Beginning of Year	$14,791,792,720	$6,540,758,565	$4,904,036,623

Operations:
Net investment loss	(71,208,965)	(50,643,408)	(27,765,547)
Net realized gain (loss)	1,362,285,165	929,327,856	(55,102,881)
Net change in unrealized appreciation/depreciation	(3,401,406,431)	4,075,854,334	984,801,878
Net increase (decrease) in net assets resulting from operations	(2,110,330,231)	4,954,538,782	901,933,450

Capital Share Transactions:
Contributions for Shares issued	6,742,609,430	7,299,222,832	1,836,353,140
Distributions for Shares redeemed	(7,174,837,696)	(4,002,727,459)	(1,101,564,648)
Net increase (decrease) in net assets from capital share transactions	(432,228,266)	3,296,495,373	734,788,492

Increase (decrease) in net assets	(2,542,558,497)	8,251,034,155	1,636,721,942

Net Assets, End of Year	$12,249,234,223	$14,791,792,720	$6,540,758,565

Shares issued and redeemed
Shares issued	275,950,000	398,700,000	120,750,000
Shares redeemed	(303,100,000)	(185,850,000)	(70,500,000)
Net increase (decrease) in Shares issued and outstanding	(27,150,000)	212,850,000	50,250,000

See notes to financial statements.

iShares® Silver Trust

Statements of Cash Flows

For the years ended December 31, 2021, 2020 and 2019

	Years Ended December 31,
	2021	2020	2019
Cash Flows from Operating Activities
Proceeds from silver bullion sold to pay expenses	$71,843,069	$47,505,972	$27,086,721
Expenses – Sponsor’s fees paid	(71,843,069)	(47,505,972)	(27,086,721)
Net cash provided by operating activities	—	—	—
Increase (decrease) in cash	—	—	—
Cash, beginning of year	—	—	—
Cash, end of year	$—	$—	$—

Reconciliation of Net Increase (Decrease) in Net Assets Resulting from Operations to Net Cash Provided by (Used in) Operating Activities
Net increase (decrease) in net assets resulting from operations	$(2,110,330,231)	$4,954,538,782	$901,933,450
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by (used in) operating activities:
Proceeds from silver bullion sold to pay expenses	71,843,069	47,505,972	27,086,721
Net realized (gain) loss	(1,362,285,165)	(929,327,856)	55,102,881
Net change in unrealized appreciation/depreciation	3,401,406,431	(4,075,854,334)	(984,801,878)
Change in operating assets and liabilities:
Sponsor’s fees payable	(634,104)	3,137,436	678,826
Net cash provided by (used in) operating activities	$—	$—	$—

Supplemental disclosure of non-cash information:
Silver bullion contributed for Shares issued	$6,742,609,430	$7,299,222,832	$1,836,353,140
Silver bullion distributed for Shares redeemed	$(7,174,837,696)	$(4,002,727,459)	$(1,101,564,648)

See notes to financial statements.

iShares® Silver Trust

Schedules of Investments

At December 31, 2021 and 2020

December 31, 2021
Description	Ounces	Cost	Fair Value
Silver bullion	530,838,100	$11,330,688,133	$12,254,397,545

Total Investments – 100.04%			12,254,397,545
Less Liabilities – (0.04)%			(5,163,322)
Net Assets – 100.00%			$12,249,234,223

December 31, 2020
Description	Ounces	Cost	Fair Value
Silver bullion	558,715,882	$10,472,474,303	$14,797,590,146

Total Investments – 100.04%			14,797,590,146
Less Liabilities – (0.04)%			(5,797,426)
Net Assets – 100.00%			$14,791,792,720

See notes to financial statements.

iShares® Silver Trust

Notes to Financial Statements

December 31, 2021

1 - Organization

The iShares Silver Trust (the “Trust”) was organized on April 21, 2006 as a New York trust. The trustee is The Bank of New York Mellon (the “Trustee”), which is responsible for the day-to-day administration of the Trust. The Trust’s sponsor is iShares Delaware Trust Sponsor LLC, a Delaware limited liability company (the “Sponsor”). For the period ended December 31, 2021, the Trust was governed by the provisions of the Second Amended and Restated Depositary Trust Agreement (the “Trust Agreement”) executed by the Trustee and the Sponsor as of December 22, 2016. The Third Amended and Restated Depositary Trust Agreement was executed as of January 31, 2022. The Trust issues units of beneficial interest (“Shares”) representing fractional undivided beneficial interests in its net assets.

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

Gain or loss on sales of silver bullion is calculated on a trade date basis using the average cost method.

The following tables summarize activity in silver bullion for the years ended December 31, 2021, 2020 and 2019:

Year Ended December 31, 2021	Ounces	Cost	Fair Value	Realized Gain (Loss)
Beginning balance	558,715,882	$10,472,474,303	$14,797,590,146	$—
Silver bullion contributed	256,106,607	6,742,609,430	6,742,609,430	—
Silver bullion distributed	(281,173,891)	(5,825,814,648)	(7,174,837,696)	1,349,023,048
Silver bullion sold to pay expenses	(2,810,498)	(58,580,952)	(71,843,069)	13,262,117
Net realized gain	—	—	1,362,285,165	—
Net change in unrealized appreciation/depreciation	—	—	(3,401,406,431)	—
Ending balance	530,838,100	$11,330,688,133	$12,254,397,545	$1,362,285,165

Year Ended December 31, 2020	Ounces	Cost	Fair Value	Realized Gain (Loss)
Beginning balance	362,616,711	$6,294,157,046	$6,543,418,555	$—
Silver bullion contributed	371,438,229	7,299,222,832	7,299,222,832	—
Silver bullion distributed	(173,055,462)	(3,080,813,670)	(4,002,727,459)	921,913,789
Silver bullion sold to pay expenses	(2,283,596)	(40,091,905)	(47,505,972)	7,414,067
Net realized gain	—	—	929,327,856	—
Net change in unrealized appreciation/depreciation	—	—	4,075,854,334	—
Ending balance	558,715,882	$10,472,474,303	$14,797,590,146	$929,327,856

Year Ended December 31, 2019	Ounces	Cost	Fair Value	Realized Gain (Loss)
Beginning balance	317,233,610	$5,641,558,156	$4,906,017,787	$—
Silver bullion contributed	113,045,188	1,836,353,140	1,836,353,140	—
Silver bullion distributed	(65,991,660)	(1,154,479,083)	(1,101,564,648)	(52,914,435)
Silver bullion sold to pay expenses	(1,670,427)	(29,275,167)	(27,086,721)	(2,188,446)
Net realized loss	—	—	(55,102,881)	—
Net change in unrealized appreciation/depreciation	—	—	984,801,878	—
Ending balance	362,616,711	$6,294,157,046	$6,543,418,555	$(55,102,881)

C.	Calculation of Net Asset Value

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

When silver bullion is exchanged in settlement of a redemption, it is considered a sale of silver bullion for accounting purposes.

Share activities for the years ended December 31, 2021, 2020 and 2019 were as follows:

	December 31,
	2021		2020		2019
	Shares	Amount	Shares	Amount	Shares	Amount
Shares issued	275,950,000	$6,742,609,430	398,700,000	$7,299,222,832	120,750,000	$1,836,353,140
Shares redeemed	(303,100,000)	(7,174,837,696)	(185,850,000)	(4,002,727,459)	(70,500,000)	(1,101,564,648)
Net increase (decrease)	(27,150,000)	$(432,228,266)	212,850,000	$3,296,495,373	50,250,000	$734,788,492

E.	Federal Income Taxes

The Trust is treated as a grantor trust for federal income tax purposes and, therefore, no provision for federal income taxes is required. Any interest, expenses, gains and losses are passed through to the holders of Shares of the Trust.

The Sponsor has analyzed applicable tax laws and regulations and their application to the Trust as of December 31, 2021 and does not believe that there are any uncertain tax positions that require recognition of a tax liability.

3 - Trust Expenses

The Trust pays to the Sponsor a Sponsor’s fee that accrues daily at an annualized rate equal to 0.50% of the net asset value of the Trust, paid monthly in arrears. The Sponsor has agreed to assume the following administrative and marketing expenses incurred by the Trust: the Trustee’s fee and reimbursement for its reasonable out-of-pocket expenses, the Custodian’s fee, NYSE Arca listing fees, SEC registration fees, printing and mailing costs, audit fees and expenses, and up to $100,000 per annum in legal fees and expenses. Effective January 31, 2022, the Sponsor has agreed to assume up to $500,000 per annum in legal fees and expenses.

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

8 - Financial Highlights

The following financial highlights relate to investment performance and operations for a Share outstanding for the years ended December 31, 2021, 2020 and 2019.

	December 31,
	2021	2020	2019
Net asset value per Share, beginning of year	$24.61	$16.85	$14.52

Net investment loss(a)	(0.12)	(0.10)	(0.08)
Net realized and unrealized gain (loss)(b)	(3.14)	7.86	2.41
Net increase (decrease) in net assets from operations	(3.26)	7.76	2.33
Net asset value per Share, end of year	$21.35	$24.61	$16.85

Total return, at net asset value(c)	(13.25)%	46.05%	16.05%

Ratio to average net assets:
Net investment loss	(0.50)%	(0.50)%	(0.50)%
Expenses	0.50%	0.50%	0.50%

(a)	Based on average Shares outstanding during the year.
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

At December 31, 2021 and December 31, 2020, the value of the silver bullion held by the Trust is categorized as Level 1.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned in the capacities* indicated thereunto duly authorized.

iShares Delaware Trust Sponsor LLC,
Sponsor of the iShares Silver Trust (registrant)

/s/ Paul Lohrey

Paul Lohrey
Director, President and Chief Executive Officer
(Principal executive officer)

Date:	March 1, 2022

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities* and on the dates indicated.

/s/ Paul Lohrey

Paul Lohrey
Director, President and Chief Executive Officer
(Principal executive officer)

Date:	March 1, 2022

/s/ Trent Walker

Trent Walker
Chief Financial Officer
(Principal financial and accounting officer)

Date:	March 1, 2022

/s/ Rachel Aguirre

Rachel Aguirre
Director

Date:	March 1, 2022

/s/ Philip Jensen

Philip Jensen
Director

Date:	March 1, 2022

/s/ Peter Landini

Peter Landini
Director

Date:	March 1, 2022

/s/ Kimun Lee

Kimun Lee
Director

Date:	March 1, 2022

*  The registrant is a trust and the persons are signing in their respective capacities as officers or directors of iShares Delaware Trust Sponsor LLC, the Sponsor of the registrant.