Form 10-Q
period 2022-03-31
iShares Silver Trust
filed 2022-05-06
CIK 1330568

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2022
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

As of April 29, 2022, the Registrant had 622,750,000 Shares outstanding.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

iShares® Silver Trust

Statements of Assets and Liabilities (Unaudited)

At March 31, 2022 and December 31, 2021

	March 31, 2022	December 31, 2021
Assets
Investment in silver bullion, at fair value(a)	$13,862,837,819	$12,254,397,545
Total Assets	13,862,837,819	12,254,397,545

Liabilities
Sponsor’s fees payable	5,879,314	5,163,322
Total Liabilities	5,879,314	5,163,322

Commitments and contingent liabilities (Note 6)	—	—

Net Assets	$13,856,958,505	$12,249,234,223

Shares issued and outstanding(b)	604,600,000	573,800,000
Net asset value per Share (Note 2C)	$22.92	$21.35

(a)	Cost of investment in silver bullion: $12,064,750,371 and $11,330,688,133, respectively.
(b)	No par value, unlimited amount authorized.

See notes to financial statements.

iShares® Silver Trust

Statements of Operations (Unaudited)

For the three months ended March 31, 2022 and 2021

	Three Months Ended March 31,
	2022	2021
Expenses
Sponsor’s fees	$15,968,507	$19,286,631
Total expenses	15,968,507	19,286,631
Net investment loss	(15,968,507)	(19,286,631)

Net Realized and Unrealized Gain (Loss)
Net realized gain from:
Silver bullion sold to pay expenses	1,304,282	5,209,327
Silver bullion distributed for the redemption of Shares	69,885,981	888,549,245
Net realized gain	71,190,263	893,758,572
Net change in unrealized appreciation/depreciation	874,378,036	(2,459,779,533)
Net realized and unrealized gain (loss)	945,568,299	(1,566,020,961)

Net increase (decrease) in net assets resulting from operations	$929,599,792	$(1,585,307,592)

Net increase (decrease) in net assets per Share(a)	$1.59	$(2.47)

(a)	Net increase (decrease) in net assets per Share based on average shares outstanding during the period.

See notes to financial statements.

iShares® Silver Trust

Statements of Changes in Net Assets (Unaudited)

For the three months ended March 31, 2022

Three Months Ended March 31, 2022
Net Assets at December 31, 2021	$12,249,234,223

Operations:
Net investment loss	(15,968,507)
Net realized gain	71,190,263
Net change in unrealized appreciation/depreciation	874,378,036
Net increase in net assets resulting from operations	929,599,792

Capital Share Transactions:
Contributions for Shares issued	1,235,098,722
Distributions for Shares redeemed	(556,974,232)
Net increase in net assets from capital share transactions	678,124,490

Increase in net assets	1,607,724,282

Net Assets at March 31, 2022	$13,856,958,505

Shares issued and redeemed
Shares issued	55,400,000
Shares redeemed	(24,600,000)
Net increase in Shares issued and outstanding	30,800,000

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

See notes to financial statements.

iShares® Silver Trust

Statements of Cash Flows (Unaudited)

For the three months ended March 31, 2022 and 2021

	Three Months Ended March 31,
	2022	2021
Cash Flows from Operating Activities
Proceeds from silver bullion sold to pay expenses	$15,252,515	$18,635,427
Expenses – Sponsor’s fees paid	(15,252,515)	(18,635,427)
Net cash provided by operating activities	—	—
Increase (decrease) in cash	—	—
Cash, beginning of period	—	—
Cash, end of period	$—	$—

Reconciliation of Net Increase (Decrease) in Net Assets Resulting from Operations to Net Cash Provided by (Used in) Operating Activities
Net increase (decrease) in net assets resulting from operations	$929,599,792	$(1,585,307,592)
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by (used in) operating activities:
Proceeds from silver bullion sold to pay expenses	15,252,515	18,635,427
Net realized (gain) loss	(71,190,263)	(893,758,572)
Net change in unrealized appreciation/depreciation	(874,378,036)	2,459,779,533
Change in operating assets and liabilities:
Sponsor’s fees payable	715,992	651,204
Net cash provided by (used in) operating activities	$—	$—

Supplemental disclosure of non-cash information:
Silver bullion contributed for Shares issued	$1,235,098,722	$4,468,670,836
Silver bullion distributed for Shares redeemed	$(556,974,232)	$(3,878,623,508)

See notes to financial statements.

iShares® Silver Trust

Schedules of Investments (Unaudited)

At March 31, 2022 and December 31, 2021

March 31, 2022

Description	Ounces	Cost	Fair Value
Silver bullion	558,647,503	$12,064,750,371	$13,862,837,819

Total Investments – 100.04%			13,862,837,819
Less Liabilities – (0.04)%			(5,879,314)
Net Assets – 100.00%			$13,856,958,505

December 31, 2021

Description	Ounces	Cost	Fair Value
Silver bullion	530,838,100	$11,330,688,133	$12,254,397,545

Total Investments – 100.04%			12,254,397,545
Less Liabilities – (0.04)%			(5,163,322)
Net Assets – 100.00%			$12,249,234,223

See notes to financial statements.

iShares® Silver Trust

Notes to Financial Statements (Unaudited)

March 31, 2022

1 -	Organization

The iShares Silver Trust (the “Trust”) was organized on April 21, 2006 as a New York trust. The trustee is The Bank of New York Mellon (the “Trustee”), which is responsible for the day-to-day administration of the Trust. The Trust’s sponsor is iShares Delaware Trust Sponsor LLC, a Delaware limited liability company (the “Sponsor”). The Trust is governed by the provisions of the Third Amended and Restated Depositary Trust Agreement (the “Trust Agreement”) executed by the Trustee and the Sponsor as of January 31, 2022. The Trust issues units of beneficial interest (“Shares”) representing fractional undivided beneficial interests in its net assets.

The Trust seeks to reflect generally the performance of the price of silver. The Trust seeks to reflect such performance before payment of the Trust’s expenses and liabilities. The Trust is designed to provide a vehicle for investors to make an investment similar to an investment in silver.

The accompanying unaudited financial statements were prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”) for interim financial information and with the instructions for Form 10-Q and the rules and regulations of the U.S. Securities and Exchange Commission (the “SEC”). In the opinion of management, all material adjustments, consisting only of normal recurring adjustments considered necessary for a fair statement of the interim period financial statements, have been made. Interim period results are not necessarily indicative of results for a full-year period. These financial statements and the notes thereto should be read in conjunction with the Trust’s financial statements included in its Annual Report on Form 10-K for the year ended December 31, 2021, as filed with the SEC on March 1, 2022.

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

Gain or loss on sales of silver bullion is calculated on a trade date basis using the average cost method.

The following tables summarize activity in silver bullion for the three months ended March 31, 2022 and 2021:

Three Months Ended March 31, 2022	Ounces	Cost	Fair Value	Realized Gain (Loss)
Beginning balance	530,838,100	$11,330,688,133	$12,254,397,545	$—
Silver bullion contributed	51,197,066	1,235,098,722	1,235,098,722	—
Silver bullion distributed	(22,736,381)	(487,088,251)	(556,974,232)	69,885,981
Silver bullion sold to pay expenses	(651,282)	(13,948,233)	(15,252,515)	1,304,282
Net realized gain	—	—	71,190,263	—
Net change in unrealized appreciation/depreciation	—	—	874,378,036	—
Ending balance	558,647,503	$12,064,750,371	$13,862,837,819	$71,190,263

Three Months Ended March 31, 2021	Ounces	Cost	Fair Value	Realized Gain (Loss)
Beginning balance	558,715,882	$10,472,474,303	$14,797,590,146	$—
Silver bullion contributed	164,157,109	4,468,670,836	4,468,670,836	—
Silver bullion distributed	(147,079,936)	(2,990,074,263)	(3,878,623,508)	888,549,245
Silver bullion sold to pay expenses	(668,843)	(13,426,100)	(18,635,427)	5,209,327
Net realized gain	—	—	893,758,572	—
Net change in unrealized appreciation/depreciation	—	—	(2,459,779,533)	—
Ending balance	575,124,212	$11,937,644,776	$13,802,981,086	$893,758,572

C.	Calculation of Net Asset Value

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

The Sponsor has analyzed applicable tax laws and regulations and their application to the Trust as of March 31, 2022 and does not believe that there are any uncertain tax positions that require recognition of a tax liability.

3 -	Trust Expenses

The Trust pays to the Sponsor a Sponsor’s fee that accrues daily at an annualized rate equal to 0.50% of the net asset value of the Trust, paid monthly in arrears. The Sponsor has agreed to assume the following administrative and marketing expenses incurred by the Trust: the Trustee’s fee and reimbursement for its reasonable out-of-pocket expenses, the Custodian’s fee, NYSE Arca listing fees, SEC registration fees, printing and mailing costs, audit fees and expenses, and, effective January 31, 2022, up to $500,000 per annum in legal fees and expenses. Prior to January 31, 2022, the Sponsor had agreed to assume up to $100,000 per annum in legal fees and expenses. The Sponsor may determine in its sole discretion to assume legal fees and expenses of the Trust in excess of the amount required under the Trust Agreement. To the extent that the Sponsor does not voluntarily assume such fees and expenses, they will be the responsibility of the Trust.

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

The following financial highlights relate to investment performance and operations for a Share outstanding for the three months ended March 31, 2022 and 2021.

	Three Months Ended March 31,
	2022	2021
Net asset value per Share, beginning of period	$21.35	$24.61

Net investment loss(a)	(0.03)	(0.03)
Net realized and unrealized gain (loss)(b)	1.60	(2.30)
Net increase (decrease) in net assets from operations	1.57	(2.33)
Net asset value per Share, end of period	$22.92	$22.28

Total return, at net asset value(c)(d)	7.35%	(9.47)%

Ratio to average net assets:
Net investment loss(e)	(0.50)%	(0.50)%
Expenses(e)	0.50%	0.50%

(a)	Based on average Shares outstanding during the period.
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

At March 31, 2022 and December 31, 2021, the value of the silver bullion held by the Trust is categorized as Level 1.

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

Results of Operations

The Quarter Ended March 31, 2022

The Trust’s net asset value increased from $12,249,234,223 at December 31, 2021 to $13,856,958,505 at March 31, 2022, a 13.13% increase. The increase in the Trust’s net asset value resulted primarily from an increase in the LBMA Silver Price, which grew 7.49% from $23.09 at December 31, 2021 to $24.82 at March 31, 2022. The increase in the Trust’s net asset value also benefited from an increase in the number of outstanding Shares, which rose from 573,800,000 Shares at December 31, 2021 to 604,600,000 Shares at March 31, 2022, a consequence of 55,400,000 Shares (1,108 Baskets) being created and 24,600,000 Shares (492 Baskets) being redeemed during the quarter.

The 7.35% increase in the NAV from $21.35 at December 31, 2021 to $22.92 at March 31, 2022 is directly related to the 7.49% increase in the price of silver.

The NAV increased slightly less than the price of silver on a percentage basis due to the Sponsor’s fees, which were $15,968,507 for the quarter, or 0.12% of the Trust’s average weighted assets of $12,970,209,527 during the quarter. The NAV of $24.18 on March 9, 2022 was the highest during the quarter, compared with a low during the quarter of $20.56 on January 7, 2022.

Net increase in net assets resulting from operations for the quarter ended March 31, 2022 was $929,599,792, resulting from an unrealized gain on investment in silver bullion of $874,378,036, a net realized gain of $69,885,981 on silver distributed for the redemption of Shares, and a net realized gain of $1,304,282 from silver bullion sold to pay expenses, partially offset by net investment loss of $15,968,507. Other than the Sponsor’s fees of $15,968,507, the Trust had no expenses during the quarter.

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

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

None.

Item 1A. Risk Factors

Except as set forth below, there have been no material changes to the Risk Factors last reported under Part I, Item 1A of the registrant’s Annual Report on Form 10-K for the year ended December 31, 2021, filed with the Securities and Exchange Commission on March 1, 2022.

Because the Shares are created to reflect the price of the silver held by the Trust, the market price of the Shares will be as unpredictable as the price of silver has historically been. This creates the potential for losses, regardless of whether you hold Shares for a short-, mid- or long- term period.

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

Following an investment in Shares, several factors may have the effect of causing a decline in the prices of silver and a corresponding decline in the price of Shares. Among them:

• large sales, including those by the official sector (government, central banks and related institutions), which own a significant portion of the aggregate world holdings. If one or more of these institutions decide to sell in amounts large enough to cause a decline in world silver prices, the price of the Shares will be adversely affected;

• a significant increase in silver hedging activity by silver producers. Should there be an increase in the level of hedge activity of silver producing companies, it could cause a decline in world silver prices, adversely affecting the price of the Shares;

• a significant change in the attitude of speculators and investors towards silver. Should the speculative community take a negative view towards silver, a decline in world silver prices could occur, negatively impacting the price of the Shares;

• global silver supply and demand, which is influenced by such factors as silver’s uses in jewelry, technology and industrial applications, purchases made by investors in the form of bars, coins and other silver products, forward selling by silver producers, purchases made by silver producers to unwind silver hedge positions, central bank purchases and sales, and production and cost levels in major silver-producing countries such as China, Mexico and Peru;

• global or regional political, economic or financial events and situations, especially those unexpected in nature, including the recent Russian invasion of Ukraine;

• investors’ expectations with respect to the rate of inflation;

• interest rates;

• investment and trading activities of hedge funds and commodity funds;

• other economic variables such as income growth, economic output, and monetary policies; and

• investor confidence.

Conversely, several factors may trigger a temporary increase in the price of silver prior to your investment in the Shares. If that is the case, you will be buying Shares at prices affected by the temporarily high prices of silver, and you may incur losses when the causes for the temporary increase disappear.

Russia launched a large-scale invasion of Ukraine on February 24, 2022. The extent and duration of the military action, resulting sanctions and economic impacts are impossible to predict. These and any related events could cause volatility in precious metals prices and have significant impact on Fund performance and the value of an investment in the Shares. Russia is a significant producer of silver. On March 7, 2022, the LBMA suspended six Russian gold and silver refiners from its Good Delivery List. As a result, while existing silver bars from these refiners are considered acceptable, new silver bars are not.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

a) None.

b) Not applicable.

c) 24,600,000 Shares (492 Baskets) were redeemed during the quarter ended March 31, 2022.

Period	Total Number of Shares Redeemed	Average Ounces of Silver Paid Per Share
01/01/22 to 01/31/22	12,500,000	$0.9245
02/01/22 to 02/28/22	6,000,000	0.9241
03/01/22 to 03/31/22	6,100,000	0.9239
Total	24,600,000	$0.9243

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

Amendment Agreement to First Amended and Restated Custodian Agreement between The Bank of New York Mellon and JPMorgan Chase Bank N.A., London branch is incorporated by reference to Exhibit 10.2 of Registration Statement No. 333-239613 filed by the Registrant on July 1, 2020

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
Sponsor of the iShares Silver Trust (registrant)

/s/ Paul Lohrey

Paul Lohrey
Director, President and Chief Executive Officer
(Principal executive officer)

Date:	May 5, 2022

/s/ Trent Walker

Trent Walker
Chief Financial Officer
(Principal financial and accounting officer)

Date:	May 5, 2022

*     The registrant is a trust and the persons are signing in their respective capacities as officers of iShares Delaware Trust Sponsor LLC, the Sponsor of the registrant.