Form 10-Q
period 2022-06-30
iShares Silver Trust
filed 2022-08-04
CIK 1330568

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2022
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

As of July 29, 2022, the Registrant had 524,350,000 Shares outstanding.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

iShares® Silver Trust

Statements of Assets and Liabilities (Unaudited)

At June 30, 2022 and December 31, 2021

	June 30, 2022	December 31, 2021
Assets
Investment in silver bullion, at fair value(a)	$11,038,582,148	$12,254,397,545
Total Assets	11,038,582,148	12,254,397,545

Liabilities
Sponsor’s fees payable	4,828,998	5,163,322
Total Liabilities	4,828,998	5,163,322

Commitments and contingent liabilities (Note 6)	—	—

Net Assets	$11,033,753,150	$12,249,234,223

Shares issued and outstanding(b)	585,950,000	573,800,000
Net asset value per Share (Note 2C)	$18.83	$21.35

(a)	Cost of investment in silver bullion: $11,776,684,940 and $11,330,688,133, respectively.
(b)	No par value, unlimited amount authorized.

See notes to financial statements.

iShares® Silver Trust

Statements of Operations (Unaudited)

For the three and six months ended June 30, 2022 and 2021

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Expenses
Sponsor’s fees	$15,936,118	$18,940,519	$31,904,625	$38,227,150
Total expenses	15,936,118	18,940,519	31,904,625	38,227,150
Net investment loss	(15,936,118)	(18,940,519)	(31,904,625)	(38,227,150)

Net Realized and Unrealized Gain (Loss)
Net realized gain from:
Silver bullion sold to pay expenses	903,438	3,984,434	2,207,720	9,193,761
Silver bullion distributed for the redemption of Shares	27,647,155	249,015,993	97,533,136	1,137,565,238
Net realized gain	28,550,593	253,000,427	99,740,856	1,146,758,999
Net change in unrealized appreciation/depreciation	(2,536,190,240)	756,594,817	(1,661,812,204)	(1,703,184,716)
Net realized and unrealized gain (loss)	(2,507,639,647)	1,009,595,244	(1,562,071,348)	(556,425,717)

Net increase (decrease) in net assets resulting from operations	$(2,523,575,765)	$990,654,725	$(1,593,975,973)	$(594,652,867)

Net increase (decrease) in net assets per Share(a)	$(4.15)	$1.61	$(2.67)	$(0.95)

(a)	Net increase (decrease) in net assets per Share based on average shares outstanding during the period.

See notes to financial statements.

iShares® Silver Trust

Statements of Changes in Net Assets (Unaudited)

For the three and six months ended June 30, 2022

Six Months Ended June 30, 2022
Net Assets at December 31, 2021	$12,249,234,223

Operations:
Net investment loss	(15,968,507)
Net realized gain	71,190,263
Net change in unrealized appreciation/depreciation	874,378,036
Net increase in net assets resulting from operations	929,599,792

Capital Share Transactions:
Contributions for Shares issued	1,235,098,722
Distributions for Shares redeemed	(556,974,232)
Net increase in net assets from capital share transactions	678,124,490

Increase in net assets	1,607,724,282

Net Assets at March 31, 2022	$13,856,958,505

Operations:
Net investment loss	(15,936,118)
Net realized gain	28,550,593
Net change in unrealized appreciation/depreciation	(2,536,190,240)
Net decrease in net assets resulting from operations	(2,523,575,765)

Capital Share Transactions:
Contributions for Shares issued	902,397,850
Distributions for Shares redeemed	(1,202,027,440)
Net decrease in net assets from capital share transactions	(299,629,590)

Decrease in net assets	(2,823,205,355)

Net Assets at June 30, 2022	$11,033,753,150

Shares issued and redeemed
Shares issued	95,200,000
Shares redeemed	(83,050,000)
Net increase in Shares issued and outstanding	12,150,000

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

See notes to financial statements.

iShares® Silver Trust

Statements of Cash Flows (Unaudited)

For the six months ended June 30, 2022 and 2021

	Six Months Ended June 30,
	2022	2021
Cash Flows from Operating Activities
Proceeds from silver bullion sold to pay expenses	$32,238,949	$37,671,676
Expenses – Sponsor’s fees paid	(32,238,949)	(37,671,676)
Net cash provided by operating activities	—	—
Increase (decrease) in cash	—	—
Cash, beginning of period	—	—
Cash, end of period	$—	$—

Reconciliation of Net Increase (Decrease) in Net Assets Resulting from Operations to Net Cash Provided by (Used in) Operating Activities
Net decrease in net assets resulting from operations	$(1,593,975,973)	$(594,652,867)
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by (used in) operating activities:
Proceeds from silver bullion sold to pay expenses	32,238,949	37,671,676
Net realized (gain) loss	(99,740,856)	(1,146,758,999)
Net change in unrealized appreciation/depreciation	1,661,812,204	1,703,184,716
Change in operating assets and liabilities:
Sponsor’s fees payable	(334,324)	555,474
Net cash provided by (used in) operating activities	$—	$—

Supplemental disclosure of non-cash information:
Silver bullion contributed for Shares issued	$2,137,496,572	$5,234,465,003
Silver bullion distributed for Shares redeemed	$(1,759,001,672)	$(5,056,623,118)

See notes to financial statements.

iShares® Silver Trust

Schedules of Investments (Unaudited)

At June 30, 2022 and December 31, 2021

June 30, 2022

Description	Ounces	Cost	Fair Value
Silver bullion	540,709,388	$11,776,684,940	$11,038,582,148

Total Investments – 100.04%			11,038,582,148
Less Liabilities – (0.04)%			(4,828,998)
Net Assets – 100.00%			$11,033,753,150

December 31, 2021

Description	Ounces	Cost	Fair Value
Silver bullion	530,838,100	$11,330,688,133	$12,254,397,545

Total Investments – 100.04%			12,254,397,545
Less Liabilities – (0.04)%			(5,163,322)
Net Assets – 100.00%			$12,249,234,223

See notes to financial statements.

iShares® Silver Trust

Notes to Financial Statements (Unaudited)

June 30, 2022

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

Gain or loss on sales of silver bullion is calculated on a trade date basis using the average cost method.

The following tables summarize activity in silver bullion for the three months ended June 30, 2022 and 2021:

Three Months Ended June 30, 2022	Ounces	Cost	Fair Value	Realized Gain (Loss)
Beginning balance	558,647,503	$12,064,750,371	$13,862,837,819	$—
Silver bullion contributed	36,747,878	902,397,850	902,397,850	—
Silver bullion distributed	(53,945,960)	(1,174,380,285)	(1,202,027,440)	27,647,155
Silver bullion sold to pay expenses	(740,033)	(16,082,996)	(16,986,434)	903,438
Net realized gain	—	—	28,550,593	—
Net change in unrealized appreciation/depreciation	—	—	(2,536,190,240)	—
Ending balance	540,709,388	$11,776,684,940	$11,038,582,148	$28,550,593

Three Months Ended June 30, 2021	Ounces	Cost	Fair Value	Realized Gain (loss)
Beginning balance	575,124,212	$11,937,644,776	$13,802,981,086	$—
Silver bullion contributed	28,106,701	765,794,167	765,794,167	—
Silver bullion distributed	(44,335,250)	(928,983,617)	(1,177,999,610)	249,015,993
Silver bullion sold to pay expenses	(722,380)	(15,051,815)	(19,036,249)	3,984,434
Net realized gain	—	—	253,000,427	—
Net change in unrealized appreciation/depreciation	—	—	756,594,817	—
Ending balance	558,173,283	$11,759,403,511	$14,381,334,638	$253,000,427

The following tables summarize activity in silver bullion for the six months ended June 30, 2022 and 2021:

Six Months Ended June 30, 2022	Ounces	Cost	Fair Value	Realized Gain (Loss)
Beginning balance	530,838,100	$11,330,688,133	$12,254,397,545	$—
Silver bullion contributed	87,944,944	2,137,496,572	2,137,496,572	—
Silver bullion distributed	(76,682,341)	(1,661,468,536)	(1,759,001,672)	97,533,136
Silver bullion sold to pay expenses	(1,391,315)	(30,031,229)	(32,238,949)	2,207,720
Net realized gain	—	—	99,740,856	—
Net change in unrealized appreciation/depreciation	—	—	(1,661,812,204)	—
Ending balance	540,709,388	$11,776,684,940	$11,038,582,148	$99,740,856

Six Months Ended June 30, 2021	Ounces	Cost	Fair Value	Realized Gain (Loss)
Beginning balance	558,715,882	$10,472,474,303	$14,797,590,146	$—
Silver bullion contributed	192,263,810	5,234,465,003	5,234,465,003	—
Silver bullion distributed	(191,415,186)	(3,919,057,880)	(5,056,623,118)	1,137,565,238
Silver bullion sold to pay expenses	(1,391,223)	(28,477,915)	(37,671,676)	9,193,761
Net realized gain	—	—	1,146,758,999	—
Net change in unrealized appreciation/depreciation	—	—	(1,703,184,716)	—
Ending balance	558,173,283	$11,759,403,511	$14,381,334,638	$1,146,758,999

C.	Calculation of Net Asset Value

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

The Sponsor has analyzed applicable tax laws and regulations and their application to the Trust as of June 30, 2022 and does not believe that there are any uncertain tax positions that require recognition of a tax liability.

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

8 - Financial Highlights

The following financial highlights relate to investment performance and operations for a Share outstanding for the three and six months ended June 30, 2022 and 2021.

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Net asset value per Share, beginning of period	$22.92	$22.28	$21.35	$24.61
Net investment loss(a)	(0.03)	(0.03)	(0.05)	(0.06)
Net realized and unrealized gain (loss)(b)	(4.06)	1.64	(2.47)	(0.66)
Net increase (decrease) in net assets from operations	(4.09)	1.61	(2.52)	(0.72)
Net asset value per Share, end of period	$18.83	$23.89	$18.83	$23.89

Total return, at net asset value(c)(d)	(17.84)%	7.23%	(11.80)%	(2.93)%

Ratio to average net assets:
Net investment loss(e)	(0.50)%	(0.50)%	(0.50)%	(0.50)%
Expenses(e)	0.50%	0.50%	0.50%	0.50%

(a)	Based on average Shares outstanding during the period.
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

At June 30, 2022 and December 31, 2021, the value of the silver bullion held by the Trust is categorized as Level 1.

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

Results of Operations

The Quarter Ended June 30, 2022

The Trust’s net asset value decreased from $13,856,958,505 at March 31, 2022 to $11,033,753,150 at June 30, 2022, a 20.37% decrease. The decrease in the Trust’s net asset value resulted primarily from a decrease in the LBMA Silver Price, which fell 17.73% from $24.82 at March 31, 2022 to $20.42 at June 30, 2022. The decrease in the Trust’s net asset value was also affected by a decrease in the number of outstanding Shares, which fell from 604,600,000 Shares at March 31, 2022 to 585,950,000 Shares at June 30, 2022, a consequence of 39,800,000 Shares (796 Baskets) being created and 58,450,000 Shares (1,169 Baskets) being redeemed during the quarter.

The 17.84% decrease in the NAV from $22.92 at March 31, 2022 to $18.83 at June 30, 2022 is directly related to the 17.73% decrease in the price of silver.

The NAV decreased slightly more than the price of silver on a percentage basis due to the Sponsor’s fees, which were $15,936,118 for the quarter, or 0.12% of the Trust’s average weighted assets of $12,752,622,613 during the quarter. The NAV of $23.93 on April 19, 2022 was the highest during the quarter, compared with a low during the quarter of $18.83 on June 30, 2022.

Net decrease in net assets resulting from operations for the quarter ended June 30, 2022 was $2,523,575,765, resulting from an unrealized loss on investment in silver bullion of $2,536,190,240, a net realized gain of $27,647,155 on silver distributed for the redemption of Shares, a net realized gain of $903,438 from silver bullion sold to pay expenses, and a net investment loss of $15,936,118. Other than the Sponsor’s fees of $15,936,118, the Trust had no expenses during the quarter.

The Six-Month Period Ended June 30, 2022

The Trust’s net asset value decreased from $12,249,234,223 at December 31, 2021 to $11,033,753,150 at June 30, 2022, a 9.92% decrease. The decrease in the Trust’s net asset value resulted primarily from a decrease in the LBMA Silver Price, which fell 11.56% from $23.09 at December 31, 2021 to $20.42 at June 30, 2022. The decrease in the Trust’s net asset value was partially offset by an increase in the number of outstanding Shares, which rose from 573,800,000 Shares at December 31, 2021 to 585,950,000 Shares at June 30, 2022, a consequence of 95,200,000 Shares (1,904 Baskets) being created and 83,050,000 Shares (1,661 Baskets) being redeemed during the period.

The 11.80% decline in the NAV from $21.35 at December 31, 2021 to $18.83 at June 30, 2022 is directly related to the 11.56% decrease in the price of silver.

The NAV decreased slightly more than the price of silver on a percentage basis due to the Sponsor’s fees, which were $31,904,625 for the period, or 0.25% of the Trust’s average weighted assets of $12,860,815,001 during the period. The NAV of $24.18 on March 9, 2022 was the highest during the period, compared with a low during the quarter of $18.83 on June 30, 2022.

Net decrease in net assets resulting from operations for the six months ended June 30, 2022 was $1,593,975,973, resulting from an unrealized loss on investment in silver bullion of $1,661,812,204, a net realized gain of $97,533,136 on silver distributed for the redemption of Shares, a net realized gain of $2,207,720 from silver bullion sold to pay expenses, and a net investment loss of $31,904,625. Other than the Sponsor’s fees of $31,904,625, the Trust had no expenses during the period.

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

• global silver supply and demand, which is influenced by such factors as silver’s uses in jewelry, technology and industrial applications, purchases made by investors in the form of bars, coins and other silver products, forward selling by silver producers, purchases made by silver producers to unwind silver hedge positions, central bank purchases and sales and production and cost levels in major silver -producing countries such as China, Mexico and Peru;

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

Russia launched a large-scale invasion of Ukraine on February 24, 2022. The extent and duration of the military action, resulting sanctions and economic impacts are impossible to predict. These and any related events could cause volatility in precious metals prices and have significant impact on Trust performance and the value of an investment in the Shares. Russia is a significant producer of silver. On March 7, 2022, the LBMA suspended six Russian gold and silver refiners from its Good Delivery List. As a result, while existing silver bars from these refiners are considered acceptable, new silver bars are not.

Investors should be aware that while silver is used to preserve wealth by investors around the world, there is no assurance that silver will maintain its long- term value in terms of future purchasing power. In the event the price of silver declines, the Sponsor expects the value of an investment in the Shares to decline proportionately.

Furthermore, although silver has been used as a portfolio diversifier due to its historically low-to-negative correlation with stocks and bonds, diversification does not ensure against, nor can it prevent against, risk of loss.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

a) None.

b) Not applicable.

c) 58,450,000 Shares (1,169 Baskets) were redeemed during the quarter ended June 30, 2022.

Period	Total Number of Shares Redeemed	Average Ounces of Silver Paid Per Share
04/01/22 to 04/30/22	13,400,000	$0.9234
05/01/22 to 05/31/22	25,050,000	0.9230
06/01/22 to 06/30/22	20,000,000	0.9226
Total	58,450,000	$0.9229

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
Sponsor of the iShares Silver Trust (registrant)

/s/ Shannon Ghia
Shannon Ghia
Director, President and Chief Executive Officer
(Principal executive officer)

Date:	August 4, 2022

/s/ Bryan Bowers
Bryan Bowers
Director and Chief Financial Officer
(Principal financial and accounting officer)

Date:	August 4, 2022

*	The registrant is a trust and the persons are signing in their respective capacities as officers of iShares Delaware Trust Sponsor LLC, the Sponsor of the registrant.