Form 10-Q
period 2022-09-30
iShares Silver Trust
filed 2022-11-01
CIK 1330568

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2022
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

As of October 31, 2022, the Registrant had 524,650,000 Shares outstanding.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

iShares®Silver Trust

Statements of Assets and Liabilities (Unaudited)

At September 30, 2022 and December 31, 2021

	September 30, 2022	December 31, 2021
Assets
Investment in silver bullion, at fair value(a)	$9,147,053,576	$12,254,397,545
Total Assets	9,147,053,576	12,254,397,545

Liabilities
Sponsor’s fees payable	3,647,556	5,163,322
Total Liabilities	3,647,556	5,163,322

Commitments and contingent liabilities (Note 6)	—	—

Net Assets	$9,143,406,020	$12,249,234,223

Shares issued and outstanding(b)	521,850,000	573,800,000
Net asset value per Share (Note 2C)	$17.52	$21.35

(a)	Cost of investment in silver bullion: $10,374,605,612 and $11,330,688,133, respectively.
(b)	No par value, unlimited amount authorized.

See notes to financial statements.

iShares®Silver Trust

Statements of Operations (Unaudited)

For the three and nine months ended September 30, 2022 and 2021

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Expenses
Sponsor’s fees	$11,853,564	$16,965,965	$43,758,189	$55,193,115
Total expenses	11,853,564	16,965,965	43,758,189	55,193,115
Net investment loss	(11,853,564)	(16,965,965)	(43,758,189)	(55,193,115)

Net Realized and Unrealized Gain (Loss)
Net realized gain (loss) from:
Silver bullion sold to pay expenses	(1,666,752)	2,908,981	540,968	12,102,742
Silver bullion distributed for the redemption of Shares	(253,409,032)	129,454,893	(155,875,896)	1,267,020,131
Net realized gain (loss)	(255,075,784)	132,363,874	(155,334,928)	1,279,122,873
Net change in unrealized appreciation/depreciation	(489,449,244)	(2,458,121,261)	(2,151,261,448)	(4,161,305,977)
Net realized and unrealized loss	(744,525,028)	(2,325,757,387)	(2,306,596,376)	(2,882,183,104)

Net decrease in net assets resulting from operations	$(756,378,592)	$(2,342,723,352)	$(2,350,354,565)	$(2,937,376,219)

Net decrease in net assets per Share(a)	$(1.43)	$(3.94)	$(4.09)	$(4.76)

(a)	Net decrease in net assets per Share based on average shares outstanding during the period.

See notes to financial statements.

iShares®Silver Trust

Statements of Changes in Net Assets (Unaudited)

For the three, six and nine months ended September 30, 2022

Nine Months Ended September 30, 2022
Net Assets at December 31, 2021	$12,249,234,223

Operations:
Net investment loss	(15,968,507)
Net realized gain	71,190,263
Net change in unrealized appreciation/depreciation	874,378,036
Net increase in net assets resulting from operations	929,599,792

Capital Share Transactions:
Contributions for Shares issued	1,235,098,722
Distributions for Shares redeemed	(556,974,232)
Net increase in net assets from capital share transactions	678,124,490

Increase in net assets	1,607,724,282

Net Assets at March 31, 2022	$13,856,958,505

Operations:
Net investment loss	(15,936,118)
Net realized gain	28,550,593
Net change in unrealized appreciation/depreciation	(2,536,190,240)
Net decrease in net assets resulting from operations	(2,523,575,765)

Capital Share Transactions:
Contributions for Shares issued	902,397,850
Distributions for Shares redeemed	(1,202,027,440)
Net decrease in net assets from capital share transactions	(299,629,590)

Decrease in net assets	(2,823,205,355)

Net Assets at June 30, 2022	$11,033,753,150

Operations:
Net investment loss	(11,853,564)
Net realized loss	(255,075,784)
Net change in unrealized appreciation/depreciation	(489,449,244)
Net decrease in net assets resulting from operations	(756,378,592)

Capital Share Transactions:
Contributions for Shares issued	767,824,011
Distributions for Shares redeemed	(1,901,792,549)
Net decrease in net assets from capital share transactions	(1,133,968,538)

Decrease in net assets	(1,890,347,130)

Net Assets at September 30, 2022	$9,143,406,020

Shares issued and redeemed
Shares issued	138,650,000
Shares redeemed	(190,600,000)
Net decrease in Shares issued and outstanding	(51,950,000)

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

See notes to financial statements.

iShares®Silver Trust

Statements of Cash Flows (Unaudited)

For the nine months ended September 30, 2022 and 2021

	Nine Months Ended September 30,
	2022	2021
Cash Flows from Operating Activities
Proceeds from silver bullion sold to pay expenses	$45,273,955	$55,735,400
Expenses – Sponsor’s fees paid	(45,273,955)	(55,735,400)
Net cash provided by operating activities	—	—
Increase (decrease) in cash	—	—
Cash, beginning of period	—	—
Cash, end of period	$—	$—

Reconciliation of Net Increase (Decrease) in Net Assets Resulting from Operations to Net Cash Provided by (Used in) Operating Activities
Net decrease in net assets resulting from operations	$(2,350,354,565)	$(2,937,376,219)
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by (used in) operating activities:
Proceeds from silver bullion sold to pay expenses	45,273,955	55,735,400
Net realized (gain) loss	155,334,928	(1,279,122,873)
Net change in unrealized appreciation/depreciation	2,151,261,448	4,161,305,977
Change in operating assets and liabilities:
Sponsor’s fees payable	(1,515,766)	(542,285)
Net cash provided by (used in) operating activities	$—	$—

Supplemental disclosure of non-cash information:
Silver bullion contributed for Shares issued	$2,905,320,583	$6,046,693,874
Silver bullion distributed for Shares redeemed	$(3,660,794,221)	$(6,079,693,797)

See notes to financial statements.

iShares®Silver Trust

Schedules of Investments (Unaudited)

At September 30, 2022 and December 31, 2021

September 30, 2022

Description	Ounces	Cost	Fair Value
Silver bullion	480,917,642	$10,374,605,612	$9,147,053,576

Total Investments — 100.04%			9,147,053,576
Less Liabilities — (0.04)%			(3,647,556)
Net Assets — 100.00%			$9,143,406,020

December 31, 2021

Description	Ounces	Cost	Fair Value
Silver bullion	530,838,100	$11,330,688,133	$12,254,397,545

Total Investments — 100.04%			12,254,397,545
Less Liabilities — (0.04)%			(5,163,322)
Net Assets — 100.00%			$12,249,234,223

See notes to financial statements.

iShares®Silver Trust

Notes to Financial Statements (Unaudited)

September 30, 2022

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

Gain or loss on sales of silver bullion is calculated on a trade date basis using the average cost method.

The following tables summarize activity in silver bullion for the three months ended September 30, 2022 and 2021:

Three Months Ended September 30, 2022	Ounces	Cost	Fair Value	Realized Gain (Loss)
Beginning balance	540,709,388	$11,776,684,940	$11,038,582,148	$—
Silver bullion contributed	40,044,552	767,824,011	767,824,011	—
Silver bullion distributed	(99,159,944)	(2,155,201,581)	(1,901,792,549)	(253,409,032)
Silver bullion sold to pay expenses	(676,354)	(14,701,758)	(13,035,006)	(1,666,752)
Net realized gain	—	—	(255,075,784)	—
Net change in unrealized appreciation/depreciation	—	—	(489,449,244)	—
Ending balance	480,917,642	$10,374,605,612	$9,147,053,576	$(255,075,784)

Three Months Ended September 30, 2021	Ounces	Cost	Fair Value	Realized Gain (Loss)
Beginning balance	558,173,283	$11,759,403,511	$14,381,334,638	$—
Silver bullion contributed	34,183,346	812,228,871	812,228,871	—
Silver bullion distributed	(42,201,111)	(893,615,786)	(1,023,070,679)	129,454,893
Silver bullion sold to pay expenses	(716,646)	(15,154,743)	(18,063,724)	2,908,981
Net realized gain	—	—	132,363,874	—
Net change in unrealized appreciation/depreciation	—	—	(2,458,121,261)	—
Ending balance	549,438,872	$11,662,861,853	$11,826,671,719	$132,363,874

The following tables summarize activity in silver bullion for the nine months ended September 30, 2022 and 2021:

Nine Months Ended September 30, 2022	Ounces	Cost	Fair Value	Realized Gain (Loss)
Beginning balance	530,838,100	$11,330,688,133	$12,254,397,545	$—
Silver bullion contributed	127,989,496	2,905,320,583	2,905,320,583	—
Silver bullion distributed	(175,842,285)	(3,816,670,117)	(3,660,794,221)	(155,875,896)
Silver bullion sold to pay expenses	(2,067,669)	(44,732,987)	(45,273,955)	540,968
Net realized loss	—	—	(155,334,928)	—
Net change in unrealized appreciation/depreciation	—	—	(2,151,261,448)	—
Ending balance	480,917,642	$10,374,605,612	$9,147,053,576	$(155,334,928)

Nine Months Ended September 30, 2021	Ounces	Cost	Fair Value	Realized Gain (Loss)
Beginning balance	558,715,882	$10,472,474,303	$14,797,590,146	$—
Silver bullion contributed	226,447,156	6,046,693,874	6,046,693,874	—
Silver bullion distributed	(233,616,297)	(4,812,673,666)	(6,079,693,797)	1,267,020,131
Silver bullion sold to pay expenses	(2,107,869)	(43,632,658)	(55,735,400)	12,102,742
Net realized gain	—	—	1,279,122,873	—
Net change in unrealized appreciation/depreciation	—	—	(4,161,305,977)	—
Ending balance	549,438,872	$11,662,861,853	$11,826,671,719	$1,279,122,873

C.	Calculation of Net Asset Value

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

The Sponsor has analyzed applicable tax laws and regulations and their application to the Trust as of September 30, 2022 and does not believe that there are any uncertain tax positions that require recognition of a tax liability.

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

The following financial highlights relate to investment performance and operations for a Share outstanding for the three and nine months ended September 30, 2022 and 2021.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Net asset value per Share, beginning of period	$18.83	$23.89	$21.35	$24.61

Net investment loss(a)	(0.02)	(0.03)	(0.08)	(0.09)
Net realized and unrealized loss(b)	(1.29)	(3.93)	(3.75)	(4.59)
Net decrease in net assets from operations	(1.31)	(3.96)	(3.83)	(4.68)
Net asset value per Share, end of period	$17.52	$19.93	$17.52	$19.93

Total return, at net asset value(c)(d)	(6.96)%	(16.58)%	(17.94)%	(19.02)%

Ratio to average net assets:
Net investment loss(e)	(0.50)%	(0.50)%	(0.50)%	(0.50)%
Expenses(e)	0.50%	0.50%	0.50%	0.50%

(a)	Based on average Shares outstanding during the period.
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

At September 30, 2022 and December 31, 2021, the value of the silver bullion held by the Trust is categorized as Level 1.

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

Introduction

The iShares Silver Trust (the “Trust”) is a grantor trust formed under the laws of the State of New York. The Trust does not have any officers, directors, or employees, and is administered by The Bank of New York Mellon (the “Trustee”) acting as trustee pursuant to the Third Amended and Restated Depositary Trust Agreement (the “Trust Agreement”) between the Trustee and iShares Delaware Trust Sponsor LLC, the sponsor of the Trust (the “Sponsor”). The Trust issues units of beneficial interest (“Shares”) representing fractional undivided beneficial interests in its net assets. The assets of the Trust consist primarily of silver bullion held by a custodian as an agent of the Trust responsible only to the Trustee.

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

Results of Operations

The Quarter Ended September 30, 2022

The Trust’s net asset value decreased from $11,033,753,150 at June 30, 2022 to $9,143,406,020 at September 30, 2022, a 17.13% decrease. The decrease in the Trust’s net asset value resulted primarily from a decrease in the LBMA Silver Price, which fell 6.86% from $20.42 at June 30, 2022 to $19.02 at September 30, 2022. The decrease in the Trust’s net asset value was also affected by a decrease in the number of outstanding Shares, which decreased from 585,950,000 Shares at June 30, 2022 to 521,850,000 Shares at September 30, 2022, a consequence of 43,450,000 Shares (869 Baskets) being created and 107,550,000 Shares (2,151 Baskets) being redeemed during the quarter.

The 6.96% decrease in the NAV from $18.83 at June 30, 2022 to $17.52 at September 30, 2022 is directly related to the 6.86% decrease in the price of silver.

The NAV decreased slightly more than the price of silver on a percentage basis due to the Sponsor’s fees, which were $11,853,564 for the quarter, or 0.13% of the Trust’s average weighted assets of $9,384,858,472 during the quarter. The NAV of $18.99 on August 9, 2022 was the highest during the quarter, compared with a low during the quarter of $16.38 on September 1, 2022.

Net decrease in net assets resulting from operations for the quarter ended September 30, 2022 was $756,378,592, resulting from an unrealized loss on investment in silver bullion of $489,449,244, a net realized loss of $253,409,032 on silver distributed for the redemption of Shares, a net realized loss of $1,666,752 from silver bullion sold to pay expenses and a net investment loss of $11,853,564. Other than the Sponsor’s fees of $11,853,564, the Trust had no expenses during the quarter.

The Nine-Month Period Ended September 30, 2022

The Trust’s net asset value decreased from $12,249,234,223 at December 31, 2021 to $9,143,406,020 at September 30, 2022, a 25.36% decrease. The decrease in the Trust’s net asset value resulted primarily from a decline in the LBMA Silver Price, which fell 17.63% from $23.09 at December 31, 2021 to $19.02 at September 30, 2022. The decrease in the Trust’s net asset value was also affected by a decrease in the number of outstanding Shares, which fell from 573,800,000 Shares at December 31, 2021 to 521,850,000 Shares at September 30, 2022, a consequence of 138,650,000 Shares (2,773 Baskets) being created and 190,600,000 Shares (3,812 Baskets) being redeemed during the period.

The 17.94% decline in the NAV from $21.35 at December 31, 2021 to $17.52 at September 30, 2022 is directly related to the 17.63% decrease in the price of silver.

The NAV decreased slightly more than the price of silver on a percentage basis due to the Sponsor’s fees, which were $43,758,189 for the period, or 0.37% of the Trust’s average weighted assets of $11,689,430,384 during the period. The NAV of $24.18 on March 9, 2022 was the highest during the period, compared with a low during the quarter of $16.38 on September 1, 2022.

Net decrease in net assets resulting from operations for the nine months ended September 30, 2022 was $2,350,354,565, resulting from an unrealized loss on investment in silver bullion of $2,151,261,448, a net realized loss of $(155,875,896) on silver distributed for the redemption of Shares, a net realized gain of $540,968 from silver bullion sold to pay expenses, and a net investment loss of $43,758,189. Other than the Sponsor’s fees of $43,758,189, the Trust had no expenses during the period.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

a) None.

b) Not applicable.

c) 107,550,000 Shares (2,151 Baskets) were redeemed during the quarter ended September 30, 2022.

Period	Total Number of Shares Redeemed	Average Ounces of Silver Paid Per Share
07/01/22 to 07/31/22	68,550,000	$0.9222
08/01/22 to 08/31/22	28,000,000	0.9217
09/01/22 to 09/30/22	11,000,000	0.9214
Total	107,550,000	$0.9220

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
Sponsor of the iShares Silver Trust (registrant)

/s/ Shannon Ghia

Shannon Ghia
Director, President and Chief Executive Officer
(Principal executive officer)

Date:	November 1, 2022

/s/ Bryan Bowers

Bryan Bowers
Director and Chief Financial Officer
(Principal financial and accounting officer)

Date:	November 1, 2022

*	The registrant is a trust and the persons are signing in their respective capacities as officers of iShares Delaware Trust Sponsor LLC, the Sponsor of the registrant.