Form 10-K
period 2022-12-31
iShares Silver Trust
filed 2023-02-23
CIK 1330568

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2022
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant's executive officers during the relevant recovery period pursuant to § 240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐ No ☒

As of June 30, 2022, the aggregate market value of the shares held by non-affiliates was approximately $11,033,438,500. The calculation of the number of shares held by non-affiliates assumes that all shares held by funds or accounts for which BlackRock or its affiliates provides management or advisory services (whether discretionary or non-discretionary) are shares held by affiliates.

As of January 31, 2023, the Registrant had 519,000,000 Shares outstanding.

DOCUMENTS INCORPORATED BY REFERENCE: None

Cautionary Note Regarding Forward-Looking Statements

This Annual Report on Form 10-K includes statements which relate to future events or future performance. In some cases, you can identify such forward‑looking statements by terminology such as “may,” “should,” “could,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “potential” or the negative of these terms or other comparable terminology. All statements (other than statements of historical fact) included in this report that address activities, events or developments that may occur in the future, including such matters as changes in commodity prices and market conditions (for silver and the shares), the operations of iShares Silver Trust (the “Trust”), the plans of iShares Delaware Trust Sponsor LLC (the “Sponsor”), the sponsor of the Trust, and references to the Trust’s future success and other similar matters are forward-looking statements. These statements are only predictions. Actual events or results may differ materially. These statements are based upon certain assumptions and analyses made by the Sponsor on the basis of its perception of historical trends, current conditions and expected future developments, as well as other factors it believes are appropriate in the circumstances. Whether or not actual results and developments will conform to the Sponsor’s expectations and predictions, however, is subject to a number of risks and uncertainties, including the special considerations discussed in this report, general economic, market and business conditions, changes in laws or regulations, including those concerning taxes, made by governmental authorities or regulatory bodies and other world economic and political developments. See Item 1A. “Risk Factors.” Consequently, all the forward-looking statements made in this report are qualified by these cautionary statements, and there can be no assurance that the actual results or developments the Sponsor anticipates will be realized or, even if substantially realized, will result in the expected consequences to, or have the expected effects on, the Trust’s operations or the value of the shares issued by the Trust. Although the Sponsor does not make forward‑looking statements unless it believes it has a reasonable basis for doing so, the Sponsor cannot guarantee their accuracy. Neither the Trust nor the Sponsor is under any duty to update any of the forward-looking statements to conform such statements to actual results or to a change in the expectations or predictions.

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

The Trust’s net asset value decreased from $12,249,234,223 at December 31, 2021 to $11,160,084,971 at December 31, 2022, the Trust’s fiscal year end. Outstanding Shares of the Trust decreased from 573,800,000 Shares outstanding at December 31, 2021 to 506,550,000 Shares outstanding at December 31, 2022.

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

The Custodian has agreed to grant to the officers and properly designated representatives of the Trustee and to the independent public accountants for the Trust access to the Custodian’s records for the purpose of confirming the content of those records. Upon at least ten days’ prior notice, any such officer or properly designated representative, any independent public accountants for the Trust and any person designated by any regulatory authority having jurisdiction over the Trustee or the Trust is entitled to examine on the Custodian’s premises the silver held by the Custodian and the records regarding the silver held for the account of the Custodian at a sub-custodian. The Custodian has agreed that it will only retain sub-custodians if they agree to grant to the Trustee and the independent registered public accounting firm of the Trust access to records and inspection rights similar to those set forth above. During the period covered by this report, Inspectorate International Ltd. and Inspectorate America Corporation, acting as authorized representatives of the Trustee pursuant to the foregoing provisions, inspected the premises where the Trust’s silver is warehoused and on May 19, 2022 issued their report summarizing their findings. Such report is posted by the Sponsor on the Trust’s website.

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

At the start of each round of auction, IBA publishes a price for that round. Participants then have 30 seconds to enter, change or cancel their orders (i.e., how much silver they want to buy or sell at that price). At the end of each round, order entry is frozen, and the system checks to see if the imbalance (i.e., the difference between buying and selling) is within the threshold (normally 500,000 ounces for silver). If the imbalance is outside the threshold at the end of a round, then the auction is not balanced, the price is adjusted and a new round starts. If the imbalance is within the threshold then the auction is finished, and the price is set as the LBMA Silver Price for that day. Any imbalance is shared equally between all direct participants (even if they did not place orders or did not log in), and the net volume for each participant trades at the final price. The prices during the auction are determined by an algorithm that takes into account current market conditions and activity in the auction. Each auction is actively supervised by IBA staff. As of the date of this report, information publicly available on IBA’s website indicates that the direct participants currently qualified to submit orders during the electronic auctions used for the daily determination of the LBMA Silver Price are Citibank, N.A. London Branch, Coins ’N Things Inc., DRW Investments, LLC, Goldman Sachs, HSBC Bank USA NA, Jane Street Global Trading, LLC, JP Morgan Chase Bank, N.A. London Branch, Koch Supply and Trading LP, Marex, Morgan Stanley, Standard Chartered Bank, StoneX Financial Ltd. and Toronto-Dominion Bank.

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

Trust Expenses

The Trust’s only ordinary recurring expense is expected to be the Sponsor’s fee. In exchange for the Sponsor’s fee, the Sponsor has agreed to assume the following administrative and marketing expenses incurred by the Trust: the Trustee’s fee, the Custodian’s fee, NYSE Arca listing fees, SEC registration fees, printing and mailing costs, audit fees and expenses, and up to $500,000 per annum in legal fees and expenses. Prior to January 31, 2022 the Sponsor had agreed to assume up to $100,000 per annum in legal fees and expenses. The Sponsor may determine in its sole discretion to assume legal fees and expenses of the Trust in excess of the amount required under the Trust Agreement. To the extent that the Sponsor does not voluntarily assume such fees and expenses, they will be the responsibility of the Trust.

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

The Sponsor earned $56,435,296 for the year ended December 31, 2022. Each sale of silver by the Trust will be a taxable event to Shareholders. See “United States Federal Income Tax Consequences – Taxation of U.S. Shareholders.”

Deposit of Silver; Issuance of Baskets

The Trust issues and redeems Shares on a continuous basis, but only in Baskets of 50,000 Shares. Only registered broker-dealers who have entered into written agreements with the Sponsor and the Trustee (each, an “Authorized Participant”), can deposit silver and receive Baskets in exchange. Upon the deposit of the corresponding amount of silver with the Custodian and the payment of the Trustee’s applicable fee and of any expenses, taxes or charges (such as stamp taxes or stock transfer taxes or fees), the Trustee will deliver the appropriate number of Baskets to the Depository Trust Company account of the depositing Authorized Participant. As of the date of this report, Barclays Capital Inc., Citigroup Global Markets, Inc., Credit Suisse Securities (USA) LLC, Goldman Sachs & Co. LLC, HSBC Securities (USA), Inc., J.P. Morgan Securities, Inc., Merrill Lynch Professional Clearing Corp., Morgan Stanley & Co. LLC., RBC Capital Markets, LLC, Scotia Capital (USA) Inc., UBS Securities LLC and Virtu Americas LLC are the only Authorized Participants. The Sponsor and the Trustee maintain a current list of Authorized Participants. Silver deposited with the Custodian must meet the specifications for weight, dimensions, fineness (or purity), identifying marks and appearance of silver bars and as of January 1, 2020, must be produced by refiners that meet certain throughput and tangible net worth requirements as set forth in “Good Delivery List Rules ‑ Conditions for Listing for Good Delivery Refiners” published by the LBMA.

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

As of the date of this filing, the LBMA Silver Price has been subjected to the test of actual trading markets for over eight years. As with any innovation, it is possible that electronic failures or other unanticipated events may occur that could result in delays in the announcement of, or the inability of the system to produce, an LBMA Silver Price on any given day. Furthermore, if a perception were to develop that the LBMA Silver Price is vulnerable to manipulation attempts, or if the administrative proceedings surrounding the determination and publication of the LBMA Silver Price were seen as unfair, biased or otherwise compromised by the markets, the behavior of investors and traders in silver may change, and those changes may have an effect on the price of silver (and, consequently, the value of the Shares). In any of these circumstances, the intervention of extraneous events disruptive of the normal interaction of supply and demand of silver at any given time, may result in distorted prices and losses on an investment in the Shares that, but for such extraneous events, might not have occurred.

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

The LBMA Silver Price is regulated by the Financial Conduct Authority of the United Kingdom (the “FCA”).

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

Although the Sponsor has agreed to assume all organizational and certain ordinary administrative and marketing expenses incurred by the Trust, not all Trust expenses have been assumed by the Sponsor. For example, any taxes and other governmental charges that may be imposed on the Trust’s property will not be paid by the Sponsor. As part of its agreement to assume some of the Trust’s ordinary administrative expenses, the Sponsor has agreed to pay legal fees and expenses of the Trust not in excess of $500,000 per annum. Prior to January 31, 2022 the Sponsor has agreed to assume up to $100,000 per annum in legal fees and expenses. Any legal fees and expenses in excess of the amount required under the Trust Agreement will be the responsibility of the Trust.

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

The Trust is a passive investment vehicle. The Trust is not actively managed and will be affected by a general decline in the price of silver.

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

The Trust is designed to have a perpetual existence; however, if certain events occur, at any time, the Trustee will have to terminate the Trust. See “Description of the Shares and the Trust Agreement—Amendment and Termination” for more information about the termination of the Trust, including when events outside the control of the Sponsor, the Trustee or the Shareholders may prompt the Trust’s termination.

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

There may be situations where an Authorized Participant is unable to redeem a Basket. To the extent the value of silver decreases, these delays may result in a decrease in the value of the silver the Authorized Participant will receive when the redemption occurs, as well as a reduction in liquidity for all Shareholders in the secondary market.

Although Shares surrendered by Authorized Participants in Basket-size aggregations are redeemable in exchange for the underlying amount of silver, redemptions may be suspended during any period while regular trading on NYSE Arca is suspended or restricted, or in which an emergency exists that makes it reasonably impracticable to deliver, dispose of, or evaluate silver. If any of these events occurs at a time when an Authorized Participant intends to redeem Shares, and the price of silver decreases before such Authorized Participant is able again to surrender Baskets for redemption, such Authorized Participant will sustain a loss with respect to the amount that it would have been able to obtain in exchange for the silver received from the Trust upon the redemption of its Shares, had the redemption taken place when such Authorized Participant originally intended it to occur. As a consequence, Authorized Participants may reduce their trading in Shares during periods of suspension, decreasing the number of potential buyers of Shares in the secondary market and, therefore, decreasing the price a Shareholder may receive upon sale.

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

The impact of the COVID-19 pandemic has adversely affected the economies of many nations and the entire global economy as well as individual issuers, assets and capital markets and could continue to, and other future public health emergencies could, have serious negative effects on social, economic and financial systems, including significant uncertainty and volatility in the financial markets. For instance, the suspension of operations of mines, refineries and vaults that extract, produce or store silver, restrictions on travel that delay or prevent the transportation of silver, and an increase in demand for silver may disrupt supply chains for silver, which could cause secondary market spreads to widen and compromise our ability to settle transactions on time. Any inability of the Trust to issue or redeem Shares or the Custodian or any sub-custodian to receive or deliver silver as a result of the outbreak will negatively affect the Trust's operations. Future infectious illness outbreaks or other public health emergencies could have similar or other unforeseen impacts and may exacerbate pre-existing political, social and economic risks in certain countries or globally, which could adversely affect the value of the Shares.

A prolonged COVID-19 pandemic or other future public health emergencies could result in an increase of the costs of the Trust and affect liquidity in the market for silver, as well as the correlation between the price of the Shares and the net asset value of the Trust, any of which could adversely affect the value of your Shares. In addition, the COVID-19 pandemic or other future public health emergencies could impair the information technology and other operational systems upon which the Trust's service providers, including the Sponsor, the Trustee and the Custodian, rely, and could otherwise disrupt the ability of employees of the Trust's service providers to perform essential tasks on behalf of the Trust. Governmental and quasi-governmental authorities and regulators throughout the world have at times responded to major economic disruptions with a variety of fiscal and monetary policy changes, including, but not limited to, direct capital infusions into companies and other issuers, new monetary tools and lower interest rates. An unexpected or sudden reversal of these policies, or the ineffectiveness of these policies, is likely to increase volatility in the market for silver, which could adversely affect the price of the Shares.

Further, the COVID-19 pandemic or other future public health emergencies could interfere with or prevent the operation of the electronic auction hosted by IBA to determine the LBMA Silver Price, which the Trustee uses to value the silver held by the Trust and calculate the net asset value of the Trust. The COVID-19 pandemic or other future public health emergencies could also cause the closure of futures exchanges, which could eliminate the ability of Authorized Participants to hedge purchases of Baskets, increasing trading costs of Shares and resulting in a sustained premium or discount in the Shares. Each of these outcomes would negatively impact the Trust.

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

Risks Related to the Custody of Silver

The bullion custody operations of the Custodian are not subject to specific governmental regulatory supervision.

The Custodian is responsible for the safekeeping of the Trust’s silver bullion and also facilitates the transfer of silver bullion into and out of the Trust. Although the Custodian is a market maker, clearer and approved weigher under the rules of the LBMA (which sets out good practices for participants in the bullion market), the LBMA is not an official or governmental regulatory body. Furthermore, although the Custodian is generally regulated in the UK by the Prudential Regulation Authority and the FCA, such regulations do not directly cover the Custodian’s silver bullion custody operations in the UK. Accordingly, the Trust is dependent on the Custodian to comply with the best practices of the LBMA and to implement satisfactory internal controls for its silver bullion custody operations in order to keep the Trust’s silver bullion secure.

The value of the Shares will be adversely affected if silver owned by the Trust is lost or damaged in circumstances in which the Trust is not able to recover the corresponding loss.

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

Although the relationship between the Custodian and the Trustee concerning the Trust’s allocated silver is expressly governed by English law, a court hearing any legal dispute concerning that arrangement may disregard that choice of law and apply U.S. law, in which case the ability of the Trust to seek legal redress against the Custodian may be limited.

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

Silver transferred to the Trust in connection with the creation of Baskets may not be of the quality required under the Trust Agreement. The Trust will sustain a loss if the Trustee inadvertantly issues Shares in exchange for silver of inferior quality and that loss will adversely affect the value of all existing Shares.

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

Holders

As of December 31, 2022, there were approximately 163 DTC participating shareholders of record of the Trust. Because most of the Trust’s Shares are held by brokers and other institutions on behalf of shareholders, we are unable to estimate the total number of shareholders represented by these record holders.

Dividends

The Trust did not declare any cash distributions to Shareholders during the fiscal years ended December 31, 2022 and 2021. The Trust has no obligation to make periodic distributions to Shareholders.

Use of Proceeds from Registered Securities

Not applicable.

Purchases of Equity Securities by the Issuers and Affiliated Purchaser

52,550,000 Shares (1,051 Baskets) were redeemed during the fourth quarter of the year ended December 31, 2022.

Period	Total Number of Shares Redeemed	Average Ounces of Silver Paid Per Share
10/01/22 to 10/31/22	18,200,000	$0.9210
11/01/22 to 11/30/22	16,850,000	0.9207
12/01/22 to 12/31/22	17,500,000	0.9203
Total	52,550,000	$0.9207

Item 6. [Reserved]

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

This information should be read in conjunction with the financial statements and notes to financial statements included with this report. The discussion and analysis that follows may contain statements that relate to future events or future performance. In some cases, such forward looking statements can be identified by terminology such as “may,” “should,” “could,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “potential” or the negative of these terms or other comparable terminology. These statements are only predictions. Actual events or results may differ materially. These statements are based upon certain assumptions and analyses made by the Sponsor on the basis of its perception of historical trends, current conditions and expected future developments, as well as other factors it believes are appropriate in the circumstances. Whether or not actual results and developments will conform to the Sponsor’s expectations and predictions, however, is subject to a number of risks and uncertainties, including the special considerations discussed below, general economic, market and business conditions, changes in laws or regulations, including those concerning taxes, made by governmental authorities or regulatory bodies, and other world economic and political developments. Although the Sponsor does not make forward-looking statements unless it believes it has a reasonable basis for doing so, the Sponsor cannot guarantee their accuracy. Except as required by applicable laws, neither the Trust nor the Sponsor is under a duty to update any of the forward looking statements to conform such statements to actual results or to a change in the Sponsor’s expectations or predictions.

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

The following chart shows the daily LBMA Silver Price, as applicable, for the periods from December 2017 through December 2022:

Silver Prices (December 2017 - December 2022)

Results of Operations

The Year Ended December 31, 2022

The Trust’s net asset value decreased from $12,249,234,223 at December 31, 2021 to $11,160,084,971 at December 31, 2022, a 8.89% decrease for the year. The decrease in the Trust’s net asset value resulted primarily from a decrease in the number of outstanding Shares which fell from 573,800,000 Shares at December 31, 2021 to 506,550,000 Shares at December 31, 2022, a consequence of 175,900,000 Shares (3,518 Baskets) being created and 243,150,000 Shares (4,863 Baskets) being redeemed during the year. The decrease in the Trust’s net asset value was partially offset by an increase in the LBMA Silver Price, which rose 3.72% from $23.09 at December 31, 2021 to $23.95 at December 31, 2022.

The 3.19% increase in the NAV from $21.35 at December 31, 2021 to $22.03 at December 31, 2022 was directly related to the 3.72% increase in the price of silver.

The NAV increased slightly less than the price of silver on a percentage basis due to the Sponsor’s fees, which were $56,435,296 for the year, or 0.50% of the Trust’s average weighted assets of $11,283,899,960 during the year. The NAV of $24.18 on March 9, 2022 was the highest during the year, compared with a low during the year of $16.38 on September 1, 2022.

Net decrease in net assets resulting from operations for the year ended December 31, 2022 was $18,017,230, resulting from an unrealized gain on investment in silver bullion of $215,447,290, a net realized loss of $176,990,635 on silver bullion distributed for the redemption of Shares, a net realized loss of $38,589 from investment in silver bullion sold to pay expenses, and a net investment loss of $56,435,296. Other than the Sponsor’s fees of $56,435,296, the Trust had no expenses during the year ended December 31, 2022.

The Year Ended December 31, 2021

The Trust’s net asset value decreased from $14,791,792,720 at December 31, 2020 to $12,249,234,223 at December 31, 2021, a 17.19% decrease for the year. The decrease in the Trust’s net asset value resulted primarily from a decrease in the LBMA Silver Price, which fell 12.84% from $26.49 at December 31, 2020 to $23.09 at December 31, 2021. The decrease in the Trust’s net asset value was also affected by a decrease in the number of outstanding Shares, which fell from 600,950,000 Shares at December 31, 2020 to 573,800,000 Shares at December 31, 2021, a consequence of 275,950,000 Shares (5,519 Baskets) being created and 303,100,000 Shares (6,062 Baskets) being redeemed during the year.

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

Net decrease in net assets resulting from operations for the year ended December 31, 2021 was $2,110,330,231, resulting from an unrealized loss on investment in silver bullion of $3,401,406,431, and a net investment loss of $71,208,965, partially offset by a net realized gain of $1,349,023,048 on silver bullion distributed for the redemption of Shares and a net realized gain of $13,262,117 from investment in silver bullion sold to pay expenses. Other than the Sponsor’s fees of $71,208,965, the Trust had no expenses during the year ended December 31, 2021.

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

Net increase in net assets resulting from operations for the year ended December 31, 2020 was $4,954,538,782, resulting from an unrealized gain on investment in silver bullion of $4,075,854,334, a net realized gain of $7,414,067 from investment in silver bullion sold to pay expenses and a net realized gain of $921,913,789 on silver bullion distributed for the redemption of Shares, and a net investment loss of $50,643,408. Other than the Sponsor’s fees of $50,643,408, the Trust had no expenses during the year ended December 31, 2020.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

Not applicable.

Item 8. Financial Statements and Supplementary Data.

The following tables show the Trust’s quarterly financial information for 2022 and 2021.

	Three Months Ended (Unaudited)
	March 31, 2022	June 30, 2022	September 30, 2022	December 31, 2022
Expenses
Sponsor’s fee	$15,968,507	$15,936,118	$11,853,564	$12,677,107
Total Expenses	15,968,507	15,936,118	11,853,564	12,677,107
Net investment loss	(15,968,507)	(15,936,118)	(11,853,564)	(12,677,107)
Net Realized and Unrealized Gain (Loss)
Net realized gain (loss) from:
Silver bullion sold to pay expenses	$1,304,282	$903,438	$(1,666,752)	$(579,557)
Silver bullion distributed for the redemption of Shares	69,885,981	27,647,155	(253,409,032)	(21,114,739)
Net realized gain (loss)	71,190,263	28,550,593	(255,075,784)	(21,694,296)
Net change in unrealized appreciation/depreciation on investment in silver bullion	874,378,036	(2,536,190,240)	(489,449,244)	2,366,708,738
Net realized and unrealized gain (loss)	945,568,299	(2,507,639,647)	(744,525,028)	2,345,014,442
Net increase (decrease) in net assets resulting from operations	$929,599,792	$(2,523,575,765)	$(756,378,592)	$2,332,337,335
Net increase (decrease) in net assets per Share	$1.59	$(4.15)	$(1.43)	$4.51

	Three Months Ended (Unaudited)
	March 31, 2021	June 30, 2021	September 30, 2021	December 31, 2021
Expenses
Sponsor’s fee	$19,286,631	$18,940,519	$16,965,965	$16,015,850
Total Expenses	19,286,631	18,940,519	16,965,965	16,015,850
Net investment loss	(19,286,631)	(18,940,519)	(16,965,965)	(16,015,850)
Net Realized and Unrealized Gain (Loss)
Net realized gain (loss) from:
Silver bullion sold to pay expenses	$5,209,327	$3,984,434	$2,908,981	$1,159,375
Silver bullion distributed for the redemption of Shares	888,549,245	249,015,993	129,454,893	82,002,917
Net realized gain	893,758,572	253,000,427	132,363,874	83,162,292
Net change in unrealized appreciation/depreciation on investment in silver bullion	(2,459,779,533)	756,594,817	(2,458,121,261)	759,899,546
Net realized and unrealized gain (loss)	(1,566,020,961)	1,009,595,244	(2,325,757,387)	843,061,838
Net increase (decrease) in net assets resulting from operations	$(1,585,307,592)	$990,654,725	$(2,342,723,352)	$827,045,988
Net increase (decrease) in net assets per Share	$(2.47)	$1.61	$(3.94)	$1.40

See Index to Financial Statements on page F-1 for a list of the financial statements being filed herein.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

There have been no changes in accountants and no disagreements with accountants during the year ended December 31, 2022.

Item 9A. Controls and Procedures.

Disclosure Controls and Procedures

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

The Sponsor's management, including the principal executive officer and principal financial officer of the Sponsor, assessed the effectiveness of the Trust’s internal control over financial reporting as of December 31, 2022. In making its assessment, the Sponsor’s management has utilized the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in its report entitled Internal Control – Integrated Framework (2013). Based on their assessment and those criteria, the Sponsor's management concluded that the Trust maintained effective internal control over financial reporting as of December 31, 2022.

The effectiveness of the Trust’s internal control over financial reporting as of December 31, 2022 has been audited by PricewaterhouseCoopers LLP, the independent registered public accounting firm that audited and reported on the financial statements included in this Form 10-K, as stated in their report which is included herein.

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

Shannon Ghia is the President and Chief Executive Officer, and Bryan Bowers is the Chief Financial Officer of the Sponsor.

The Sponsor is managed by a Board of Directors composed of Philip Jensen, Peter Landini, Kimun Lee, Shannon Ghia and Bryan Bowers.

Shannon Ghia, 46, has served as a Director of the Sponsor since March 2022 and became a principal of the Sponsor on April 18, 2022. Ms. Ghia is a Managing Director of BlackRock and has served as Global Co-Head of ETF Markets since January 1, 2022. ETF Markets encompasses the Global Markets and Product Engineering teams within EII Markets and Investments (“the Engine”) of BlackRock’s ETF and Index Investing organization. The Engine teams drive investment integrity and market quality in BlackRock’s ETF and index portfolios. Global Markets and Product Engineering together strive to safeguard ETF trading, evolve the ETF ecosystem and develop best-in-class products with enduring integrity that promote clients’ financial well‑being. From January 1, 2016 to December 31, 2021, Ms. Ghia served as the U.S. Head of iShares Global Markets and was responsible for overseeing primary and secondary trading of the iShares ETF suite and developing the ETF ecosystem. In this capacity, Ms. Ghia built out the ETF trading platform and operational best practices to support a greater complexity of products and an acceleration in trading volumes. She also worked closely with exchanges, ETF service providers and liquidity providers to promote ETF market quality. Ms. Ghia’s service with BlackRock or its affiliates dates to 2002, including her years with Barclays Global Investors. Ms. Ghia earned a BA degree in Business / Economics with an emphasis in Accounting from the University of California, Santa Barbara.

Bryan Bowers, 47, has been employed by BlackRock or its affiliates since September 6, 2011, performing supervisory and managerial functions. Since October 4, 2021, Mr. Bowers has served as a Director of BlackRock and manages the Product Oversight and Governance team within BlackRock’s Global Accounting and Product Services (“GAAPS”) function. In that capacity, Mr. Bowers oversees fund accounting operations, strategic product initiatives, fund certifications, accounting policies and provides support to the Audit Committee of the Board for each iShares Trust, iShares, Inc. and iShares U.S. ETF Trust. From September 1, 2014 to October 3, 2021, Mr. Bowers served as a Director on the Global Financial Reporting on the Business Operations & Technology team within BlackRock’s GAAPS function. From September 6, 2011 to August 31, 2014, Mr. Bowers served as a Vice President on BlackRock’s Fund Administration team. Prior to joining BlackRock, Mr. Bowers served as an Assistant Vice President of State Street Corporation or its affiliates, where he served as a Unit Manager within the Global and Corporate Bond Accounting Units from September 1, 2007 to September 4, 2011. Mr. Bowers earned his B.S. degree in accounting from Stockton University.

Philip Jensen, 64, is Chairman of the Sponsor’s audit committee. In June 2001, Mr. Jensen joined Paul Capital Partners, an investment firm focusing on the secondary private equity and healthcare markets, for which he presently serves as Partner and previously served as Chief Operating Officer from 2002 to 2020. Mr. Jensen received his Bachelor of Science from San Francisco State University and practiced as a California Certified Public Accountant through 1992.

Peter Landini, 71, is a member of the Sponsor’s audit committee. In January 2003, Mr. Landini joined RBP Investment Advisors, Inc., a financial planning consultancy firm, for which he presently serves as Partner and Wealth Manager. Mr. Landini received his Bachelor of Science in accounting from Santa Clara University and an MBA in finance from Golden Gate University. Mr. Landini is a certified financial planner.

Kimun Lee, 76, is a member of the Sponsor’s audit committee. Mr. Lee is a California-registered investment adviser and has conducted his consulting business under the name Resources Consolidated since January 1980. Since September 2010, Mr. Lee has served as a member of the board of directors of Firsthand Technology Value Fund, Inc., a mutual fund company. Since April 2013, Mr. Lee has served as a member of the board of trustees of Firsthand Funds, a mutual fund company. Since April 2014, Mr. Lee has served as a member of the board of trustees of FundX Investment Trust, a mutual fund company. Until January 2005, Mr. Lee also served as a member of the board of directors of Fremont Mutual Funds, Inc., a mutual fund company. Mr. Lee received his Bachelor of Arts from the University of the Pacific and an MBA from University of Nevada, Reno. He also completed the executive education program on corporate governance at Stanford Graduate School of Business.

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

Item 11. Executive Compensation.

The Trust has no employees, officers or directors. The Trust is managed by the Sponsor and pays the Sponsor the Sponsor’s fee. For the year ended December 31, 2022, the Trust has incurred Sponsor’s fees of $56,435,296.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Securities Authorized for Issuance under Equity Compensation Plans

Not applicable.

Security Ownership of Certain Beneficial Owners and Management

Not applicable.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

See Item 11 above.

Item 14. Principal Accounting Fees and Services.

Audit and Non-Audit Fees

The table below summarizes the fees for services performed by PricewaterhouseCoopers LLP for the years ended December 31, 2022 and 2021.

	2022	2021
Audit fees	$61,800	$61,800
Audit-related fees	2,000	250
Tax fees	—	—
All other fees	—	—
Total	$63,800	$62,050

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

To the Sponsor and Shareholders of iShares Silver Trust

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying statements of assets and liabilities, including the schedules of investments, of iShares Silver Trust (the “Trust”) as of December 31, 2022 and 2021, and the related statements of operations, changes in net assets, and cash flows for each of the three years in the period ended December 31, 2022, including the related notes (collectively referred to as the “financial statements”). We also have audited the Trust’s internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Trust as of December 31, 2022 and 2021, and the results of its operations, changes in its net assets, and its cash flows for each of the three years in the period ended December 31, 2022 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Trust maintained, in all material respects, effective internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

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

Definition and Limitations of Internal Control over Financial Reporting

A trust’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A trust’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Trust; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Trust are being made only in accordance with authorizations of the Sponsor’s management and the Sponsor of the Trust; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Trust’s assets that could have a material effect on the financial statements.

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
February 23, 2023

We have served as the Trust’s auditor since 2006.

iShares® Silver Trust

Statements of Assets and Liabilities

At December 31, 2022 and 2021

	December 31,
	2022	2021
Assets
Investment in silver bullion, at fair value(a)	$11,164,718,926	$12,254,397,545
Total Assets	11,164,718,926	12,254,397,545

Liabilities
Sponsor’s fees payable	4,633,955	5,163,322
Total Liabilities	4,633,955	5,163,322

Commitments and contingent liabilities (Note 6)	—	—

Net Assets	$11,160,084,971	$12,249,234,223

Shares issued and outstanding(b)	506,550,000	573,800,000
Net asset value per Share (Note 2C)	$22.03	$21.35

(a)	Cost of investment in silver bullion: $10,025,562,224 and $11,330,688,133, respectively.
(b)	No par value, unlimited amount authorized.

See notes to financial statements.

iShares®Silver Trust

Statements of Operations

For the years ended December 31, 2022, 2021 and 2020

	Years Ended December 31,
	2022	2021	2020
Expenses
Sponsor’s fees	$56,435,296	$71,208,965	$50,643,408
Total expenses	56,435,296	71,208,965	50,643,408
Net investment loss	(56,435,296)	(71,208,965)	(50,643,408)

Net Realized and Unrealized Gain (Loss)
Net realized gain (loss) from:
Silver bullion sold to pay expenses	(38,589)	13,262,117	7,414,067
Silver bullion distributed for the redemption of Shares	(176,990,635)	1,349,023,048	921,913,789
Net realized gain (loss)	(177,029,224)	1,362,285,165	929,327,856
Net change in unrealized appreciation/depreciation	215,447,290	(3,401,406,431)	4,075,854,334
Net realized and unrealized gain (loss)	38,418,066	(2,039,121,266)	5,005,182,190

Net increase (decrease) in net assets resulting from operations	$(18,017,230)	$(2,110,330,231)	$4,954,538,782

Net increase (decrease) in net assets per Share(a)	$(0.03)	$(3.46)	$9.61

(a)	Net increase (decrease) in net assets per Share based on average shares outstanding during the year.

See notes to financial statements.

iShares®Silver Trust

Statements of Changes in Net Assets

For the years ended December 31, 2022, 2021 and 2020

	Years Ended December 31,
	2022	2021	2020
Net Assets, Beginning of Year	$12,249,234,223	$14,791,792,720	$6,540,758,565

Operations:
Net investment loss	(56,435,296)	(71,208,965)	(50,643,408)
Net realized gain (loss)	(177,029,224)	1,362,285,165	929,327,856
Net change in unrealized appreciation/depreciation	215,447,290	(3,401,406,431)	4,075,854,334
Net increase (decrease) in net assets resulting from operations	(18,017,230)	(2,110,330,231)	4,954,538,782

Capital Share Transactions:
Contributions for Shares issued	3,608,993,778	6,742,609,430	7,299,222,832
Distributions for Shares redeemed	(4,680,125,800)	(7,174,837,696)	(4,002,727,459)
Net increase (decrease) in net assets from capital share transactions	(1,071,132,022)	(432,228,266)	3,296,495,373

Increase (decrease) in net assets	(1,089,149,252)	(2,542,558,497)	8,251,034,155

Net Assets, End of Year	$11,160,084,971	$12,249,234,223	$14,791,792,720

Shares issued and redeemed
Shares issued	175,900,000	275,950,000	398,700,000
Shares redeemed	(243,150,000)	(303,100,000)	(185,850,000)
Net increase (decrease) in Shares issued and outstanding	(67,250,000)	(27,150,000)	212,850,000

See notes to financial statements.

iShares®Silver Trust

Statements of Cash Flows

For the years ended December 31, 2022, 2021 and 2020

	Years Ended December 31,
	2022	2021	2020
Cash Flows from Operating Activities
Proceeds from silver bullion sold to pay expenses	$56,964,663	$71,843,069	$47,505,972
Expenses – Sponsor’s fees paid	(56,964,663)	(71,843,069)	(47,505,972)
Net cash provided by operating activities	—	—	—
Increase (decrease) in cash	—	—	—
Cash, beginning of year	—	—	—
Cash, end of year	$—	$—	$—

Reconciliation of Net Increase (Decrease) in Net Assets Resulting from Operations to Net Cash Provided by (Used in) Operating Activities
Net increase (decrease) in net assets resulting from operations	$(18,017,230)	$(2,110,330,231)	$4,954,538,782
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by (used in) operating activities:
Proceeds from silver bullion sold to pay expenses	56,964,663	71,843,069	47,505,972
Net realized (gain) loss	177,029,224	(1,362,285,165)	(929,327,856)
Net change in unrealized appreciation/depreciation	(215,447,290)	3,401,406,431	(4,075,854,334)
Change in operating assets and liabilities:
Sponsor’s fees payable	(529,367)	(634,104)	3,137,436
Net cash provided by (used in) operating activities	$—	$—	$—

Supplemental disclosure of non-cash information:
Silver bullion contributed for Shares issued	$3,608,993,778	$6,742,609,430	$7,299,222,832
Silver bullion distributed for Shares redeemed	$(4,680,125,800)	$(7,174,837,696)	$(4,002,727,459)

See notes to financial statements.

iShares®Silver Trust

Schedules of Investments

At December 31, 2022 and 2021

December 31, 2022

Description	Ounces	Cost	Fair Value
Silver bullion	466,265,146	$10,025,562,224	$11,164,718,926

Total Investments – 100.04%			11,164,718,926
Less Liabilities – (0.04)%			(4,633,955)
Net Assets – 100.00%			$11,160,084,971

December 31, 2021

Description	Ounces	Cost	Fair Value
Silver bullion	530,838,100	$11,330,688,133	$12,254,397,545

Total Investments – 100.04%			12,254,397,545
Less Liabilities – (0.04)%			(5,163,322)
Net Assets – 100.00%			$12,249,234,223

See notes to financial statements.

iShares®Silver Trust

Notes to Financial Statements

December 31, 2022

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

Gain or loss on sales of silver bullion is calculated on a trade date basis using the average cost method.

The following tables summarize activity in silver bullion for the years ended December 31, 2022, 2021 and 2020:

Year Ended December 31, 2022	Ounces	Cost	Fair Value	Realized Gain (Loss)
Beginning balance	530,838,100	$11,330,688,133	$12,254,397,545	$—
Silver bullion contributed	162,289,256	3,608,993,778	3,608,993,778	—
Silver bullion distributed	(224,224,243)	(4,857,116,435)	(4,680,125,800)	(176,990,635)
Silver bullion sold to pay expenses	(2,637,967)	(57,003,252)	(56,964,663)	(38,589)
Net realized loss	—	—	(177,029,224)	—
Net change in unrealized appreciation/depreciation	—	—	215,447,290	—
Ending balance	466,265,146	$10,025,562,224	$11,164,718,926	$(177,029,224)

Year Ended December 31, 2021	Ounces	Cost	Fair Value	Realized Gain (Loss)
Beginning balance	558,715,882	$10,472,474,303	$14,797,590,146	$—
Silver bullion contributed	256,106,607	6,742,609,430	6,742,609,430	—
Silver bullion distributed	(281,173,891)	(5,825,814,648)	(7,174,837,696)	1,349,023,048
Silver bullion sold to pay expenses	(2,810,498)	(58,580,952)	(71,843,069)	13,262,117
Net realized gain	—	—	1,362,285,165	—
Net change in unrealized appreciation/depreciation	—	—	(3,401,406,431)	—
Ending balance	530,838,100	$11,330,688,133	$12,254,397,545	$1,362,285,165

Year Ended December 31, 2020	Ounces	Cost	Fair Value	Realized Gain (Loss)
Beginning balance	362,616,711	$6,294,157,046	$6,543,418,555	$—
Silver bullion contributed	371,438,229	7,299,222,832	7,299,222,832	—
Silver bullion distributed	(173,055,462)	(3,080,813,670)	(4,002,727,459)	921,913,789
Silver bullion sold to pay expenses	(2,283,596)	(40,091,905)	(47,505,972)	7,414,067
Net realized gain	—	—	929,327,856	—
Net change in unrealized appreciation/depreciation	—	—	4,075,854,334	—
Ending balance	558,715,882	$10,472,474,303	$14,797,590,146	$929,327,856

C.	Calculation of Net Asset Value

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

When silver bullion is exchanged in settlement of a redemption, it is considered a sale of silver bullion for accounting purposes.

Share activities for the years ended December 31, 2022, 2021 and 2020 were as follows:

	December 31,
	2022		2021		2020
	Shares	Amount	Shares	Amount	Shares	Amount
Shares issued	175,900,000	$3,608,993,778	275,950,000	$6,742,609,430	398,700,000	$7,299,222,832
Shares redeemed	(243,150,000)	(4,680,125,800)	(303,100,000)	(7,174,837,696)	(185,850,000)	(4,002,727,459)
Net increase (decrease)	(67,250,000)	(1,071,132,022)	(27,150,000)	$(432,228,266)	212,850,000	$3,296,495,373

E.	Federal Income Taxes

The Trust is treated as a grantor trust for federal income tax purposes and, therefore, no provision for federal income taxes is required. Any interest, expenses, gains and losses are passed through to the holders of Shares of the Trust.

The Sponsor has analyzed applicable tax laws and regulations and their application to the Trust as of December 31, 2022 and does not believe that there are any uncertain tax positions that require recognition of a tax liability.

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

The following financial highlights relate to investment performance and operations for a Share outstanding for the years ended December 31, 2022, 2021 and 2020.

	December 31,
	2022	2021	2020
Net asset value per Share, beginning of year	$21.35	$24.61	$16.85

Net investment loss(a)	(0.10)	(0.12)	(0.10)
Net realized and unrealized gain (loss)(b)	0.78	(3.14)	7.86
Net increase (decrease) in net assets from operations	0.68	(3.26)	7.76
Net asset value per Share, end of year	$22.03	$21.35	$24.61

Total return, at net asset value(c)	3.19%	(13.25)%	46.05%

Ratio to average net assets:
Net investment loss	(0.50)%	(0.50)%	(0.50)%
Expenses	0.50%	0.50%	0.50%

(a)	Based on average Shares outstanding during the year.
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

At December 31, 2022 and December 31, 2021, the value of the silver bullion held by the Trust is categorized as Level 1.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned in the capacities* indicated thereunto duly authorized.

iShares Delaware Trust Sponsor LLC,
Sponsor of the iShares Silver Trust (registrant)

/s/ Shannon Ghia
Shannon Ghia
Director, President and Chief Executive Officer
(Principal executive officer)

Date:	February 23, 2023

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities* and on the dates indicated.

/s/ Shannon Ghia
Shannon Ghia
Director, President and Chief Executive Officer
(Principal executive officer)

Date:	February 23, 2023

/s/ Bryan Bowers
Bryan Bowers
Director and Chief Financial Officer
(Principal financial and accounting officer)

Date:	February 23, 2023

/s/ Philip Jensen
Philip Jensen
Director

Date:	February 23, 2023

/s/ Peter Landini
Peter Landini
Director

Date:	February 23, 2023

/s/ Kimun Lee
Kimun Lee
Director

Date:	February 23, 2023

*  The registrant is a trust and the persons are signing in their respective capacities as officers or directors of iShares Delaware Trust Sponsor LLC, the Sponsor of the registrant.