Form 10-Q
period 2023-03-31
iShares Silver Trust
filed 2023-05-05
CIK 1330568

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2023

or

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

As of April 28, 2023, the Registrant had 509,550,000 Shares outstanding.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

iShares®Silver Trust

Statements of Assets and Liabilities (Unaudited)

At March 31, 2023 and December 31, 2022

	March 31, 2023	December 31, 2022
Assets
Investment in silver bullion, at fair value(a)	$11,081,259,981	$11,164,718,926
Total Assets	11,081,259,981	11,164,718,926

Liabilities
Sponsor’s fees payable	4,324,068	4,633,955
Total Liabilities	4,324,068	4,633,955

Commitments and contingent liabilities (Note 6)	—	—

Net Assets	$11,076,935,913	$11,160,084,971

Shares issued and outstanding(b)	504,650,000	506,550,000
Net asset value per Share (Note 2C)	$21.95	$22.03

(a)	Cost of investment in silver bullion: $10,057,834,978 and $10,025,562,224, respectively.
(b)	No par value, unlimited amount authorized.

See notes to financial statements.

iShares®Silver Trust

Statements of Operations (Unaudited)

For the three months ended March 31, 2023 and 2022

	Three Months Ended March 31,
	2023	2022
Expenses
Sponsor’s fees	$13,133,630	$15,968,507
Total expenses	13,133,630	15,968,507
Net investment loss	(13,133,630)	(15,968,507)

Net Realized and Unrealized Gain (Loss)
Net realized gain from:
Silver bullion sold to pay expenses	776,041	1,304,282
Silver bullion distributed for the redemption of Shares	49,177,274	69,885,981
Net realized gain	49,953,315	71,190,263
Net change in unrealized appreciation/depreciation	(115,731,699)	874,378,036
Net realized and unrealized gain (loss)	(65,778,384)	945,568,299

Net increase (decrease) in net assets resulting from operations	$(78,912,014)	$929,599,792

Net increase (decrease) in net assets per Share(a)	$(0.15)	$1.59

(a)	Net increase (decrease) in net assets per Share based on average shares outstanding during the period.

See notes to financial statements.

iShares®Silver Trust

Statements of Changes in Net Assets (Unaudited)

For the three months ended March 31, 2023

Three Months Ended March 31, 2023
Net Assets at December 31, 2022	$11,160,084,971

Operations:
Net investment loss	(13,133,630)
Net realized gain	49,953,315
Net change in unrealized appreciation/depreciation	(115,731,699)
Net decrease in net assets resulting from operations	(78,912,014)

Capital Share Transactions:
Contributions for Shares issued	1,316,358,763
Distributions for Shares redeemed	(1,320,595,807)
Net decrease in net assets from capital share transactions	(4,237,044)

Decrease in net assets	(83,149,058)

Net Assets at March 31, 2023	$11,076,935,913

Shares issued and redeemed
Shares issued	62,050,000
Shares redeemed	(63,950,000)
Net decrease in Shares issued and outstanding	(1,900,000)

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

See notes to financial statements.

iShares®Silver Trust

Statements of Cash Flows (Unaudited)

For the three months ended March 31, 2023 and 2022

	Three Months Ended March 31,
	2023	2022
Cash Flows from Operating Activities
Proceeds from silver bullion sold to pay expenses	$13,443,517	$15,252,515
Expenses – Sponsor’s fees paid	(13,443,517)	(15,252,515)
Net cash provided by operating activities	—	—
Increase (decrease) in cash	—	—
Cash, beginning of period	—	—
Cash, end of period	$—	$—

Reconciliation of Net Increase (Decrease) in Net Assets Resulting from Operations to Net Cash Provided by (Used in) Operating Activities
Net increase (decrease) in net assets resulting from operations	$(78,912,014)	$929,599,792
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by (used in) operating activities:
Proceeds from silver bullion sold to pay expenses	13,443,517	15,252,515
Net realized (gain) loss	(49,953,315)	(71,190,263)
Net change in unrealized appreciation/depreciation	115,731,699	(874,378,036)
Change in operating assets and liabilities:
Sponsor’s fees payable	(309,887)	715,992
Net cash provided by (used in) operating activities	$—	$—

Supplemental disclosure of non-cash information:
Silver bullion contributed for Shares issued	$1,316,358,763	$1,235,098,722
Silver bullion distributed for Shares redeemed	$(1,320,595,807)	$(556,974,232)

See notes to financial statements.

iShares®Silver Trust

Schedules of Investments (Unaudited)

At March 31, 2023 and December 31, 2022

March 31, 2023

Description	Ounces	Cost	Fair Value
Silver bullion	463,942,222	$10,057,834,978	$11,081,259,981

Total Investments – 100.04%			11,081,259,981
Less Liabilities – (0.04)%			(4,324,068)
Net Assets – 100.00%			$11,076,935,913

December 31, 2022

Description	Ounces	Cost	Fair Value
Silver bullion	466,265,146	$10,025,562,224	$11,164,718,926

Total Investments – 100.04%			11,164,718,926
Less Liabilities – (0.04)%			(4,633,955)
Net Assets – 100.00%			$11,160,084,971

See notes to financial statements.

iShares®Silver Trust

Notes to Financial Statements (Unaudited)

March 31, 2023

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

The accompanying unaudited financial statements were prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”) for interim financial information and with the instructions for Form 10-Q and the rules and regulations of the U.S. Securities and Exchange Commission (the “SEC”). In the opinion of management, all material adjustments, consisting only of normal recurring adjustments considered necessary for a fair statement of the interim period financial statements, have been made. Interim period results are not necessarily indicative of results for a full-year period. These financial statements and the notes thereto should be read in conjunction with the Trust’s financial statements included in its Annual Report on Form 10-K for the year ended December 31, 2022, as filed with the SEC on February 23, 2023.

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

Fair value of the silver bullion held by the Trust is based on the price per ounce of silver determined in an electronic auction consisting of one or more 30-second rounds hosted by ICE Benchmark Administration (“IBA”) that begins at 12:00 p.m. (London time) and published shortly thereafter on each day that the London silver market is open for business (such price, the “LBMA Silver Price”). If there is no announced LBMA Silver Price on any day, the Trustee is authorized to use the most recently announced LBMA Silver Price unless the Trustee, in consultation with the Sponsor, determines that such price is inappropriate as a basis for evaluation.

Gain or loss on sales of silver bullion is calculated on a trade date basis using the average cost method.

The following tables summarize activity in silver bullion for the three months ended March 31, 2023 and 2022:

Three Months Ended March 31, 2023	Ounces	Cost	Fair Value	Realized Gain (Loss)
Beginning balance	466,265,146	$10,025,562,224	$11,164,718,926	$—
Silver bullion contributed	57,061,861	1,316,358,763	1,316,358,763	—
Silver bullion distributed	(58,798,412)	(1,271,418,533)	(1,320,595,807)	49,177,274
Silver bullion sold to pay expenses	(586,373)	(12,667,476)	(13,443,517)	776,041
Net realized gain	—	—	49,953,315	—
Net change in unrealized appreciation/depreciation	—	—	(115,731,699)	—
Ending balance	463,942,222	$10,057,834,978	$11,081,259,981	$49,953,315

Three Months Ended March 31, 2022	Ounces	Cost	Fair Value	Realized Gain (Loss)
Beginning balance	530,838,100	$11,330,688,133	$12,254,397,545	$—
Silver bullion contributed	51,197,066	1,235,098,722	1,235,098,722	—
Silver bullion distributed	(22,736,381)	(487,088,251)	(556,974,232)	69,885,981
Silver bullion sold to pay expenses	(651,282)	(13,948,233)	(15,252,515)	1,304,282
Net realized gain	—	—	71,190,263	—
Net change in unrealized appreciation/depreciation	—	—	874,378,036	—
Ending balance	558,647,503	$12,064,750,371	$13,862,837,819	$71,190,263

C.	Calculation of Net Asset Value

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

The Sponsor has analyzed applicable tax laws and regulations and their application to the Trust as of March 31, 2023 and does not believe that there are any uncertain tax positions that require recognition of a tax liability.

3 - Trust Expenses

The Sponsor’s fee is accrued daily at an annualized rate equal to 0.50% of the net asset value of the Trust, paid monthly in arrears. The Sponsor has agreed to assume the following administrative and marketing expenses incurred by the Trust: the Trustee’s fee and reimbursement for its reasonable out‑of‑pocket expenses, the Custodian’s fee, NYSE Arca listing fees, SEC registration fees, printing and mailing costs, audit fees and expenses, and, effective January 31, 2022, up to $500,000 per annum in legal fees and expenses. Prior to January 31, 2022, the Sponsor had agreed to assume up to $100,000 per annum in legal fees and expenses. The Sponsor may determine in its sole discretion to assume legal fees and expenses of the Trust in excess of the amount required under the Trust Agreement. To the extent that the Sponsor does not voluntarily assume such fees and expenses, they will be the responsibility of the Trust.

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

8 - Financial Highlights

The following financial highlights relate to investment performance and operations for a Share outstanding for the three months ended March 31, 2023 and 2022.

	Three Months Ended March 31,
	2023	2022
Net asset value per Share, beginning of period	$22.03	$21.35

Net investment loss(a)	(0.03)	(0.03)
Net realized and unrealized gain (loss)(b)	(0.05)	1.60
Net increase (decrease) in net assets from operations	(0.08)	1.57
Net asset value per Share, end of period	$21.95	$22.92

Total return, at net asset value(c)(d)	(0.36)%	7.35%

Ratio to average net assets:
Net investment loss(e)	(0.50)%	(0.50)%
Expenses(e)	0.50%	0.50%

(a)	Based on average Shares outstanding during the period.
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

At March 31, 2023 and December 31, 2022, the value of the silver bullion held by the Trust is categorized as Level 1.

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

Results of Operations

The Quarter Ended March 31, 2023

The Trust’s net asset value decreased from $11,160,084,971 at December 31, 2022 to $11,076,935,913 at March 31, 2023, a 0.75% decrease. The decrease in the Trust’s net asset value resulted primarily from a decrease in the number of outstanding Shares, which fell from 506,550,000 Shares at December 31, 2022 to 504,650,000 Shares at March 31, 2023, a consequence of 62,050,000 Shares (1,241 Baskets) being created and 63,950,000 Shares (1,279 Baskets) being redeemed during the quarter. The decrease in the Trust’s net asset value was also affected by a decrease in the LBMA Silver Price, which fell 0.25% from $23.95 at December 31, 2022 to $23.89 at March 31, 2023.

The 0.36% decrease in the NAV from $22.03 at December 31, 2022 to $21.95 at March 31, 2023 is directly related to the 0.25% decrease in the price of silver.

The NAV decreased slightly more than the price of silver on a percentage basis due to the Sponsor’s fees, which were $13,133,630 for the quarter, or 0.12% of the Trust’s average weighted assets of $10,650,984,106 during the quarter. The NAV of $22.47 on February 2, 2023 was the highest during the quarter, compared with a low during the quarter of $18.47 on March 10, 2023.

Net decrease in net assets resulting from operations for the quarter ended March 31, 2023 was $78,912,014, resulting from an unrealized loss on investment in silver bullion of $115,731,699, a net realized gain of $49,177,274 on silver bullion distributed for the redemption of Shares, a net realized gain of $776,041 from silver bullion sold to pay expenses, and a net investment loss of $13,133,630. Other than the Sponsor’s fees of $13,133,630, the Trust had no expenses during the quarter.

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

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

None.

Item 1A. Risk Factors

There have been no material changes to the Risk Factors last reported under Part I, Item 1A of the registrant’s Annual Report on Form 10-K for the year ended December 31, 2022, filed with the Securities and Exchange Commission on February 23, 2023.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

a) None.

b) Not applicable.

c) 63,950,000 Shares (1,279 Baskets) were redeemed during the quarter ended March 31, 2023.

Period	Total Number of Shares Redeemed	Average Ounces of Silver Paid Per Share
01/01/23 to 01/31/23	21,700,000	$0.9199
02/01/23 to 02/28/23	12,000,000	0.9194
03/01/23 to 03/31/23	30,250,000	0.9192
Total	63,950,000	$0.9194

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
Sponsor of the iShares Silver Trust (registrant)

/s/ Shannon Ghia

Shannon Ghia
Director, President and Chief Executive Officer
(Principal executive officer)

Date:	May 5, 2023

/s/ Bryan Bowers

Bryan Bowers
Director and Chief Financial Officer
(Principal financial and accounting officer)

Date:	May 5, 2023

*    The registrant is a trust and the persons are signing in their respective capacities as officers of iShares Delaware Trust Sponsor LLC, the Sponsor of the registrant.