Form 10-Q
period 2023-06-30
iShares Silver Trust
filed 2023-08-04
CIK 1330568

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2023
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

As of July 31, 2023, the Registrant had 492,200,000 Shares outstanding.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

iShares® Silver Trust

Statements of Assets and Liabilities (Unaudited)

At June 30, 2023 and December 31, 2022

	June 30, 2023	December 31, 2022
Assets
Investment in silver bullion, at fair value(a)	$10,519,130,507	$11,164,718,926
Total Assets	10,519,130,507	11,164,718,926

Liabilities
Sponsor’s fees payable	4,508,143	4,633,955
Total Liabilities	4,508,143	4,633,955

Commitments and contingent liabilities (Note 6)	—	—

Net Assets	$10,514,622,364	$11,160,084,971

Shares issued and outstanding(b)	509,850,000	506,550,000
Net asset value per Share (Note 2C)	$20.62	$22.03

(a)	Cost of investment in silver bullion: $10,241,526,716 and $10,025,562,224, respectively.
(b)	No par value, unlimited amount authorized.

See notes to financial statements.

iShares® Silver Trust

Statements of Operations (Unaudited)

For the three and six months ended June 30, 2023 and 2022

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Expenses
Sponsor’s fees	$14,120,304	$15,936,118	$27,253,934	$31,904,625
Total expenses	14,120,304	15,936,118	27,253,934	31,904,625
Net investment loss	(14,120,304)	(15,936,118)	(27,253,934)	(31,904,625)

Net Realized and Unrealized Gain (Loss)
Net realized gain from:
Silver bullion sold to pay expenses	1,318,757	903,438	2,094,798	2,207,720
Silver bullion distributed for the redemption of Shares	79,642,405	27,647,155	128,819,679	97,533,136
Net realized gain	80,961,162	28,550,593	130,914,477	99,740,856
Net change in unrealized appreciation/depreciation	(745,821,212)	(2,536,190,240)	(861,552,911)	(1,661,812,204)
Net realized and unrealized loss	(664,860,050)	(2,507,639,647)	(730,638,434)	(1,562,071,348)

Net decrease in net assets resulting from operations	$(678,980,354)	$(2,523,575,765)	$(757,892,368)	$(1,593,975,973)

Net decrease in net assets per Share(a)	$(1.33)	$(4.15)	$(1.48)	$(2.67)

(a)	Net increase (decrease) in net assets per Share based on average shares outstanding during the period.

See notes to financial statements.

iShares® Silver Trust

Statements of Changes in Net Assets (Unaudited)

For the three and six months ended June 30, 2023

Six Months Ended June 30, 2023
Net Assets at December 31, 2022	$11,160,084,971

Operations:
Net investment loss	(13,133,630)
Net realized gain	49,953,315
Net change in unrealized appreciation/depreciation	(115,731,699)
Net decrease in net assets resulting from operations	(78,912,014)

Capital Share Transactions:
Contributions for Shares issued	1,316,358,763
Distributions for Shares redeemed	(1,320,595,807)
Net decrease in net assets from capital share transactions	(4,237,044)

Decrease in net assets	(83,149,058)

Net Assets at March 31, 2023	$11,076,935,913

Operations:
Net investment loss	(14,120,304)
Net realized gain	80,961,162
Net change in unrealized appreciation/depreciation	(745,821,212)
Net decrease in net assets resulting from operations	(678,980,354)

Capital Share Transactions:
Contributions for Shares issued	868,097,632
Distributions for Shares redeemed	(751,430,827)
Net increase in net assets from capital share transactions	116,666,805

Decrease in net assets	(562,313,549)

Net Assets at June 30, 2023	$10,514,622,364

Shares issued and redeemed
Shares issued	100,800,000
Shares redeemed	(97,500,000)
Net increase in Shares issued and outstanding	3,300,000

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

See notes to financial statements.

iShares® Silver Trust

Statements of Cash Flows (Unaudited)

For the six months ended June 30, 2023 and 2022

	Six Months Ended June 30,
	2023	2022
Cash Flows from Operating Activities
Proceeds from silver bullion sold to pay expenses	$27,379,746	$32,238,949
Expenses – Sponsor’s fees paid	(27,379,746)	(32,238,949)
Net cash provided by operating activities	—	—
Increase (decrease) in cash	—	—
Cash, beginning of period	—	—
Cash, end of period	$—	$—

Reconciliation of Net Increase (Decrease) in Net Assets Resulting from Operations to Net Cash Provided by (Used in) Operating Activities
Net decrease in net assets resulting from operations	$(757,892,368)	$(1,593,975,973)
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by (used in) operating activities:
Proceeds from silver bullion sold to pay expenses	27,379,746	32,238,949
Net realized (gain) loss	(130,914,477)	(99,740,856)
Net change in unrealized appreciation/depreciation	861,552,911	1,661,812,204
Change in operating assets and liabilities:
Sponsor’s fees payable	(125,812)	(334,324)
Net cash provided by (used in) operating activities	$—	$—

Supplemental disclosure of non-cash information:
Silver bullion contributed for Shares issued	$2,184,456,395	$2,137,496,572
Silver bullion distributed for Shares redeemed	$(2,072,026,634)	$(1,759,001,672)

See notes to financial statements.

iShares® Silver Trust

Schedules of Investments (Unaudited)

At June 30, 2023 and December 31, 2022

June 30, 2023

Description	Ounces	Cost	Fair Value
Silver bullion	468,141,099	$10,241,526,716	$10,519,130,507

Total Investments — 100.04%			10,519,130,507
Less Liabilities — (0.04)%			(4,508,143)
Net Assets — 100.00%			$10,514,622,364

December 31, 2022

Description	Ounces	Cost	Fair Value
Silver bullion	466,265,146	$10,025,562,224	$11,164,718,926

Total Investments — 100.04%			11,164,718,926
Less Liabilities — (0.04)%			(4,633,955)
Net Assets — 100.00%			$11,160,084,971

See notes to financial statements.

iShares® Silver Trust

Notes to Financial Statements (Unaudited)

June 30, 2023

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

Gain or loss on sales of silver bullion is calculated on a trade date basis using the average cost method.

The following tables summarize activity in silver bullion for the three months ended June 30, 2023 and 2022:

Three Months Ended June 30, 2023	Ounces	Cost	Fair Value	Realized Gain (Loss)
Beginning balance	463,942,222	$10,057,834,978	$11,081,259,981	$—
Silver bullion contributed	35,590,738	868,097,632	868,097,632	—
Silver bullion distributed	(30,812,468)	(671,788,422)	(751,430,827)	79,642,405
Silver bullion sold to pay expenses	(579,393)	(12,617,472)	(13,936,229)	1,318,757
Net realized gain	—	—	80,961,162	—
Net change in unrealized appreciation/depreciation	—	—	(745,821,212)	—
Ending balance	468,141,099	$10,241,526,716	$10,519,130,507	$80,961,162

Three Months Ended June 30, 2022	Ounces	Cost	Fair Value	Realized Gain (loss)
Beginning balance	558,647,503	$12,064,750,371	$13,862,837,819	$—
Silver bullion contributed	36,747,878	902,397,850	902,397,850	—
Silver bullion distributed	(53,945,960)	(1,174,380,285)	(1,202,027,440)	27,647,155
Silver bullion sold to pay expenses	(740,033)	(16,082,996)	(16,986,434)	903,438
Net realized gain	—	—	28,550,593	—
Net change in unrealized appreciation/depreciation	—	—	(2,536,190,240)	—
Ending balance	540,709,388	$11,776,684,940	$11,038,582,148	$28,550,593

The following tables summarize activity in silver bullion for the six months ended June 30, 2023 and 2022:

Six Months Ended June 30, 2023	Ounces	Cost	Fair Value	Realized Gain (Loss)
Beginning balance	466,265,146	$10,025,562,224	$11,164,718,926	$—
Silver bullion contributed	92,652,599	2,184,456,395	2,184,456,395	—
Silver bullion distributed	(89,610,880)	(1,943,206,955)	(2,072,026,634)	128,819,679
Silver bullion sold to pay expenses	(1,165,766)	(25,284,948)	(27,379,746)	2,094,798
Net realized gain	—	—	130,914,477	—
Net change in unrealized appreciation/depreciation	—	—	(861,552,911)	—
Ending balance	468,141,099	$10,241,526,716	$10,519,130,507	$130,914,477

Six Months Ended June 30, 2022	Ounces	Cost	Fair Value	Realized Gain (Loss)
Beginning balance	530,838,100	$11,330,688,133	$12,254,397,545	$—
Silver bullion contributed	87,944,944	2,137,496,572	2,137,496,572	—
Silver bullion distributed	(76,682,341)	(1,661,468,536)	(1,759,001,672)	97,533,136
Silver bullion sold to pay expenses	(1,391,315)	(30,031,229)	(32,238,949)	2,207,720
Net realized gain	—	—	99,740,856	—
Net change in unrealized appreciation/depreciation	—	—	(1,661,812,204)	—
Ending balance	540,709,388	$11,776,684,940	$11,038,582,148	$99,740,856

C.	Calculation of Net Asset Value

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

The Sponsor has analyzed applicable tax laws and regulations and their application to the Trust as of June 30, 2023 and does not believe that there are any uncertain tax positions that require recognition of a tax liability.

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

8 - Financial Highlights

The following financial highlights relate to investment performance and operations for a Share outstanding for the three and six months ended June 30, 2023 and 2022.

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Net asset value per Share, beginning of period	$21.95	$22.92	$22.03	$21.35

Net investment loss(a)	(0.03)	(0.03)	(0.05)	(0.05)
Net realized and unrealized loss(b)	(1.30)	(4.06)	(1.36)	(2.47)
Net decrease in net assets from operations	(1.33)	(4.09)	(1.41)	(2.52)
Net asset value per Share, end of period	$20.62	$18.83	$20.62	$18.83

Total return, at net asset value(c)(d)	(6.06)%	(17.84)%	(6.40)%	(11.80)%

Ratio to average net assets:
Net investment loss(e)	(0.50)%	(0.50)%	(0.50)%	(0.50)%
Expenses(e)	0.50%	0.50%	0.50%	0.50%

(a)	Based on average Shares outstanding during the period.
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

At June 30, 2023 and December 31, 2022, the value of the silver bullion held by the Trust is categorized as Level 1.

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

Results of Operations

The Quarter Ended June 30, 2023

The Trust’s net asset value decreased from $11,076,935,913 at March 31, 2023 to $10,514,622,364 at June 30, 2023, a 5.08% decrease. The decrease in the Trust’s net asset value resulted primarily from a decrease in the price of silver, which fell 5.94% from $23.89 at March 31, 2023 to $22.47 at June 30, 2023. The decrease in the Trust’s net asset value was partially offset by the increase in the number of outstanding Shares, which rose from 504,650,000 Shares at March 31, 2023 to 509,850,000 Shares at June 30, 2023, a consequence of 38,750,000 Shares (775 Baskets) being created and 33,550,000 Shares (671 Baskets) being redeemed during the quarter.

The 6.06% decrease in the NAV from $21.95 at March 31, 2023 to $20.62 at June 30, 2023 is directly related to the 5.94% decrease in the price of silver.

The NAV decreased slightly more than the price of silver on a percentage basis due to the Sponsor’s fees, which were $14,120,304 for the quarter, or 0.12% of the Trust’s average weighted assets of $11,319,966,216 during the quarter. The NAV of $23.91 on April 14, 2023 was the highest during the quarter, compared with a low during the quarter of $20.51 on June 23, 2023.

Net decrease in net assets resulting from operations for the quarter ended June 30, 2023 was $678,980,354, resulting from an unrealized loss on investment in silver bullion of $745,821,212 and a net investment loss of $14,120,304, partially offset by a net realized gain of $79,642,405 on silver bullion distributed for the redemption of Shares and a net realized gain of $1,318,757 from investment in silver bullion sold to pay expenses. Other than the Sponsor’s fees of $14,120,304, the Trust had no expenses during the quarter.

The Six-Month Period Ended June 30, 2023

The Trust’s net asset value decreased from $11,160,084,971 at December 31, 2022 to $10,514,622,364 at June 30, 2023, a 5.78% decrease. The decrease in the Trust’s net asset value resulted primarily from a decrease in the price of silver, which fell 6.18% from $23.95 at December 31, 2022 to $22.47 at June 30, 2023. The decrease in the Trust’s net asset value was partially offset by the increase in the number of outstanding Shares, which rose from 506,550,000 Shares at December 31, 2022 to 509,850,000 Shares at June 30, 2023, a consequence of 100,800,000 Shares (2,016 Baskets) being created and 97,500,000 Shares (1,950 Baskets) being redeemed during the period.

The 6.40% decline in the NAV from $22.03 at December 31, 2022 to $20.62 at June 30, 2023 is directly related to the 6.18% decrease in the price of silver.

The NAV decreased slightly more than the price of silver on a percentage basis due to the Sponsor’s fees, which were $27,253,934 for the period, or 0.25% of the Trust’s average weighted assets of $10,987,324,871 during the period. The NAV of $23.91 on April 14, 2023 was the highest during the period, compared with a low during the quarter of $18.47 on March 10, 2023.

Net decrease in net assets resulting from operations for the six months ended June 30, 2023 was $757,892,368, resulting from an unrealized loss on investment in silver bullion of $861,552,911 and a net investment loss of $27,253,934, partially offset by a net realized gain of $128,819,679 on silver distributed for the redemption of Shares and a net realized gain of $2,094,798 from silver bullion sold to pay expenses. Other than the Sponsor’s fees of $27,253,934, the Trust had no expenses during the period.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

a) None.

b) Not applicable.

c) 33,550,000 Shares (671 Baskets) were redeemed during the quarter ended June 30, 2023.

Period	Total Number of Shares Redeemed	Average Ounces of Silver Paid Per Share
04/01/23 to 04/30/23	12,900,000	$0.9187
05/01/23 to 05/31/23	11,500,000	0.9184
06/01/23 to 06/30/23	9,150,000	0.9180
Total	33,550,000	$0.9184

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
Sponsor of the iShares Silver Trust (registrant)

/s/ Shannon Ghia

Shannon Ghia
Director, President and Chief Executive Officer
(Principal executive officer)

Date:	August 4, 2023

/s/ Bryan Bowers

Bryan Bowers
Director and Chief Financial Officer
(Principal financial and accounting officer)

Date:	August 4, 2023

*    The registrant is a trust and the persons are signing in their respective capacities as officers of iShares Delaware Trust Sponsor LLC, the Sponsor of the registrant.