Form 10-Q
period 2023-09-30
iShares Silver Trust
filed 2023-11-03
CIK 1330568

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2023
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

As of October 31, 2023, the Registrant had 482,100,000 Shares outstanding.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

iShares® Silver Trust

Statements of Assets and Liabilities (Unaudited)

At September 30, 2023 and December 31, 2022

	September 30, 2023	December 31, 2022
Assets
Investment in silver bullion, at fair value(a)	$10,196,458,655	$11,164,718,926
Total Assets	10,196,458,655	11,164,718,926

Liabilities
Sponsor’s fees payable	4,253,016	4,633,955
Total Liabilities	4,253,016	4,633,955

Commitments and contingent liabilities (Note 6)	—	—

Net Assets	$10,192,205,639	$11,160,084,971

Shares issued and outstanding(b)	481,850,000	506,550,000
Net asset value per Share (Note 2C)	$21.15	$22.03

(a)	Cost of investment in silver bullion: $9,698,264,542 and $10,025,562,224, respectively.
(b)	No par value, unlimited amount authorized.

See notes to financial statements.

iShares® Silver Trust

Statements of Operations (Unaudited)

For the three and nine months ended September 30, 2023 and 2022

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Expenses
Sponsor’s fees	$13,376,846	$11,853,564	$40,630,780	$43,758,189
Total expenses	13,376,846	11,853,564	40,630,780	43,758,189
Net investment loss	(13,376,846)	(11,853,564)	(40,630,780)	(43,758,189)

Net Realized and Unrealized Gain (Loss)
Net realized gain (loss) from:
Silver bullion sold to pay expenses	1,173,908	(1,666,752)	3,268,706	540,968
Silver bullion distributed for the redemption of Shares	94,335,795	(253,409,032)	223,155,474	(155,875,896)
Net realized gain (loss)	95,509,703	(255,075,784)	226,424,180	(155,334,928)
Net change in unrealized appreciation/depreciation	220,590,322	(489,449,244)	(640,962,589)	(2,151,261,448)
Net realized and unrealized gain (loss)	316,100,025	(744,525,028)	(414,538,409)	(2,306,596,376)

Net increase (decrease) in net assets resulting from operations	$302,723,179	$(756,378,592)	$(455,169,189)	$(2,350,354,565)

Net increase (decrease) in net assets per Share(a)	$0.62	$(1.43)	$(0.90)	$(4.09)

(a)	Net increase (decrease) in net assets per Share based on average shares outstanding during the period.

See notes to financial statements.

iShares® Silver Trust

Statements of Changes in Net Assets (Unaudited)

For the three, six and nine months ended September 30, 2023

Nine Months Ended September 30, 2023
Net Assets at December 31, 2022	$11,160,084,971

Operations:
Net investment loss	(13,133,630)
Net realized gain	49,953,315
Net change in unrealized appreciation/depreciation	(115,731,699)
Net decrease in net assets resulting from operations	(78,912,014)

Capital Share Transactions:
Contributions for Shares issued	1,316,358,763
Distributions for Shares redeemed	(1,320,595,807)
Net decrease in net assets from capital share transactions	(4,237,044)

Decrease in net assets	(83,149,058)

Net Assets at March 31, 2023	$11,076,935,913

Operations:
Net investment loss	(14,120,304)
Net realized gain	80,961,162
Net change in unrealized appreciation/depreciation	(745,821,212)
Net decrease in net assets resulting from operations	(678,980,354)

Capital Share Transactions:
Contributions for Shares issued	868,097,632
Distributions for Shares redeemed	(751,430,827)
Net increase in net assets from capital share transactions	116,666,805

Decrease in net assets	(562,313,549)

Net Assets at June 30, 2023	$10,514,622,364

Operations:
Net investment loss	(13,376,846)
Net realized gain	95,509,703
Net change in unrealized appreciation/depreciation	220,590,322
Net increase in net assets resulting from operations	302,723,179

Capital Share Transactions:
Contributions for Shares issued	574,160,545
Distributions for Shares redeemed	(1,199,300,449)
Net decrease in net assets from capital share transactions	(625,139,904)

Decrease in net assets	(322,416,725)

Net Assets at September 30, 2023	$10,192,205,639

Shares issued and redeemed
Shares issued	127,800,000
Shares redeemed	(152,500,000)
Net decrease in Shares issued and outstanding	(24,700,000)

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

See notes to financial statements.

iShares® Silver Trust

Statements of Cash Flows (Unaudited)

For the nine months ended September 30, 2023 and 2022

	Nine Months Ended September 30,
	2023	2022
Cash Flows from Operating Activities
Proceeds from silver bullion sold to pay expenses	$41,011,719	$45,273,955
Expenses – Sponsor’s fees paid	(41,011,719)	(45,273,955)
Net cash provided by operating activities	—	—
Increase (decrease) in cash	—	—
Cash, beginning of period	—	—
Cash, end of period	$—	$—

Reconciliation of Net Increase (Decrease) in Net Assets Resulting from Operations to Net Cash Provided by (Used in) Operating Activities
Net decrease in net assets resulting from operations	$(455,169,189)	$(2,350,354,565)
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by (used in) operating activities:
Proceeds from silver bullion sold to pay expenses	41,011,719	45,273,955
Net realized (gain) loss	(226,424,180)	155,334,928
Net change in unrealized appreciation/depreciation	640,962,589	2,151,261,448
Change in operating assets and liabilities:
Sponsor’s fees payable	(380,939)	(1,515,766)
Net cash provided by (used in) operating activities	$—	$—

Supplemental disclosure of non-cash information:
Silver bullion contributed for Shares issued	$2,758,616,940	$2,905,320,583
Silver bullion distributed for Shares redeemed	$(3,271,327,083)	$(3,660,794,221)

See notes to financial statements.

iShares® Silver Trust

Schedules of Investments (Unaudited)

At September 30, 2023 and December 31, 2022

September 30, 2023

Description	Ounces	Cost	Fair Value
Silver bullion	441,883,366	$9,698,264,542	$10,196,458,655

Total Investments – 100.04%			10,196,458,655
Less Liabilities – (0.04)%			(4,253,016)
Net Assets – 100.00%			$10,192,205,639

December 31, 2022

Description	Ounces	Cost	Fair Value
Silver bullion	466,265,146	$10,025,562,224	$11,164,718,926

Total Investments – 100.04%			11,164,718,926
Less Liabilities – (0.04)%			(4,633,955)
Net Assets – 100.00%			$11,160,084,971

See notes to financial statements.

iShares® Silver Trust

Notes to Financial Statements (Unaudited)

September 30, 2023

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

Gain or loss on sales of silver bullion is calculated on a trade date basis using the average cost method.

The following tables summarize activity in silver bullion for the three months ended September 30, 2023 and 2022:

Three Months Ended September 30, 2023	Ounces	Cost	Fair Value	Realized Gain (Loss)
Beginning balance	468,141,099	$10,241,526,716	$10,519,130,507	$—
Silver bullion contributed	24,759,188	574,160,545	574,160,545	—
Silver bullion distributed	(50,447,767)	(1,104,964,654)	(1,199,300,449)	94,335,795
Silver bullion sold to pay expenses	(569,154)	(12,458,065)	(13,631,973)	1,173,908
Net realized gain	—	—	95,509,703	—
Net change in unrealized appreciation/depreciation	—	—	220,590,322	—
Ending balance	441,883,366	$9,698,264,542	$10,196,458,655	$95,509,703

Three Months Ended September 30, 2022	Ounces	Cost	Fair Value	Realized Gain (Loss)
Beginning balance	540,709,388	$11,776,684,940	$11,038,582,148	$—
Silver bullion contributed	40,044,552	767,824,011	767,824,011	—
Silver bullion distributed	(99,159,944)	(2,155,201,581)	(1,901,792,549)	(253,409,032)
Silver bullion sold to pay expenses	(676,354)	(14,701,758)	(13,035,006)	(1,666,752)
Net realized loss	—	—	(255,075,784)	—
Net change in unrealized appreciation/depreciation	—	—	(489,449,244)	—
Ending balance	480,917,642	$10,374,605,612	$9,147,053,576	$(255,075,784)

The following tables summarize activity in silver bullion for the nine months ended September 30, 2023 and 2022:

Nine Months Ended September 30, 2023	Ounces	Cost	Fair Value	Realized Gain (Loss)
Beginning balance	466,265,146	$10,025,562,224	$11,164,718,926	$—
Silver bullion contributed	117,411,787	2,758,616,940	2,758,616,940	—
Silver bullion distributed	(140,058,647)	(3,048,171,609)	(3,271,327,083)	223,155,474
Silver bullion sold to pay expenses	(1,734,920)	(37,743,013)	(41,011,719)	3,268,706
Net realized gain	—	—	226,424,180	—
Net change in unrealized appreciation/depreciation	—	—	(640,962,589)	—
Ending balance	441,883,366	$9,698,264,542	$10,196,458,655	$226,424,180

Nine Months Ended September 30, 2022	Ounces	Cost	Fair Value	Realized Gain (Loss)
Beginning balance	530,838,100	$11,330,688,133	$12,254,397,545	$—
Silver bullion contributed	127,989,496	2,905,320,583	2,905,320,583	—
Silver bullion distributed	(175,842,285)	(3,816,670,117)	(3,660,794,221)	(155,875,896)
Silver bullion sold to pay expenses	(2,067,669)	(44,732,987)	(45,273,955)	540,968
Net realized loss	—	—	(155,334,928)	—
Net change in unrealized appreciation/depreciation	—	—	(2,151,261,448)	—
Ending balance	480,917,642	$10,374,605,612	$9,147,053,576	$(155,334,928)

C.	Calculation of Net Asset Value

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

The Sponsor has analyzed applicable tax laws and regulations and their application to the Trust as of September 30, 2023 and does not believe that there are any uncertain tax positions that require recognition of a tax liability.

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

8 - Financial Highlights

The following financial highlights relate to investment performance and operations for a Share outstanding for the three and nine months ended September 30, 2023 and 2022.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Net asset value per Share, beginning of period	$20.62	$18.83	$22.03	$21.35

Net investment loss(a)	(0.03)	(0.02)	(0.08)	(0.08)
Net realized and unrealized gain (loss)(b)	0.56	(1.29)	(0.80)	(3.75)
Net increase (decrease) in net assets from operations	0.53	(1.31)	(0.88)	(3.83)
Net asset value per Share, end of period	$21.15	$17.52	$21.15	$17.52

Total return, at net asset value(c)(d)	2.57%	(6.96)%	(3.99)%	(17.94)%

Ratio to average net assets:
Net investment loss(e)	(0.50)%	(0.50)%	(0.50)%	(0.50)%
Expenses(e)	0.50%	0.50%	0.50%	0.50%

(a)	Based on average Shares outstanding during the period.
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

At September 30, 2023 and December 31, 2022, the value of the silver bullion held by the Trust is categorized as Level 1.

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

Results of Operations

The Quarter Ended September 30, 2023

The Trust’s net asset value decreased from $10,514,622,364 at June 30, 2023 to $10,192,205,639 at September 30, 2023, a 3.07% decrease. The decrease in the Trust’s net asset value resulted primarily from a decrease in the number of outstanding Shares, which fell from 509,850,000 Shares at June 30, 2023 to 481,850,000 Shares at September 30, 2023, a consequence of 27,000,000 Shares (540 Baskets) being created and 55,000,000 Shares (1,100 Baskets) being redeemed during the quarter. The decrease in the Trust’s net asset value was partially offset by an increase in the price of silver, which rose 2.71% from $22.47 at June 30, 2023 to $23.08 at September 30, 2023.

The 2.57% increase in the NAV from $20.62 at June 30, 2023 to $21.15 at September 30, 2023 is directly related to the 2.71% increase in the price of silver.

The NAV increased slightly less than the price of silver on a percentage basis due to the Sponsor’s fees, which were $13,376,846 for the quarter, or 0.13% of the Trust’s average weighted assets of $10,610,838,824 during the quarter. The NAV of $23.10 on July 20, 2023 was the highest during the quarter, compared with a low during the quarter of $20.56 on August 15, 2023.

Net increase in net assets resulting from operations for the quarter ended September 30, 2023 was $302,723,179, resulting from an unrealized gain on investment in silver bullion of $220,590,322, a net realized gain of $94,335,795 on silver bullion distributed for the redemption of Shares, and a net realized gain of $1,173,908 from investment in silver bullion sold to pay expenses, partially offset by a net investment loss of $13,376,846. Other than the Sponsor’s fees of $13,376,846, the Trust had no expenses during the quarter.

The Nine-Month Period Ended September 30, 2023

The Trust’s net asset value decreased from $11,160,084,971 at December 31, 2022 to $10,192,205,639 at September 30, 2023, a 8.67% decrease. The decrease in the Trust’s net asset value resulted primarily from a decrease in the number of outstanding Shares, which fell from 506,550,000 Shares at December 31, 2022 to 481,850,000 Shares at September 30, 2023, a consequence of 127,800,000 Shares (2,556 Baskets) being created and 152,500,000 Shares (3,050 Baskets) being redeemed during the period. The decrease in the Trust’s net asset value was also affected by a decrease in the price of silver, which fell 3.63% from $23.95 at December 31, 2022 to $23.08 at September 30, 2023.

The 3.99% decline in the NAV from $22.03 at December 31, 2022 to $21.15 at September 30, 2023 is directly related to the 3.63% decrease in the price of silver.

The NAV decreased slightly more than the price of silver on a percentage basis due to the Sponsor’s fees, which were $40,630,780 for the period, or 0.37% of the Trust’s average weighted assets of $10,860,450,452 during the period. The NAV of $23.91 on April 14, 2023 was the highest during the period, compared with a low during the period of $18.47 on March 10, 2023.

Net decrease in net assets resulting from operations for the nine months ended September 30, 2023 was $455,169,189, resulting from an unrealized loss on investment in silver bullion of $640,962,589, and a net investment loss of $40,630,780, partially offset by a net realized gain of $223,155,474 on silver distributed for the redemption of Shares, and a net realized gain of $3,268,706 from silver bullion sold to pay expenses. Other than the Sponsor’s fees of $40,630,780, the Trust had no expenses during the period.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

a) None.

b) Not applicable.

c) 55,000,000 Shares (1,100 Baskets) were redeemed during the quarter ended September 30, 2023.

Period	Total Number of Shares Redeemed	Average Ounces of Silver Paid Per Share
07/01/23 to 07/31/23	19,950,000	$0.9176
08/01/23 to 08/31/23	19,700,000	0.9172
09/01/23 to 09/30/23	15,350,000	0.9168
Total	55,000,000	$0.9172

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
Sponsor of the iShares Silver Trust (registrant)

/s/ Shannon Ghia

Shannon Ghia
Director, President and Chief Executive Officer
(Principal executive officer)

Date:	November 3, 2023

/s/ Bryan Bowers

Bryan Bowers
Director and Chief Financial Officer
(Principal financial and accounting officer)

Date:	November 3, 2023

*	The registrant is a trust and the persons are signing in their respective capacities as officers of iShares Delaware Trust Sponsor LLC, the Sponsor of the registrant.