Form 10-Q
period 2024-03-31
iShares Silver Trust
filed 2024-05-08
CIK 1330568

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2024
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

As of April 30, 2024, the Registrant had 467,050,000 Shares outstanding.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

iShares® Silver Trust

Statements of Assets and Liabilities (Unaudited)

At March 31, 2024 and December 31, 2023

	March 31, 2024	December 31, 2023
Assets
Investment in silver bullion, at fair value(a)	$10,572,001,097	$10,393,666,180
Total Assets	10,572,001,097	10,393,666,180

Liabilities
Sponsor’s fees payable	4,355,891	4,488,405
Total Liabilities	4,355,891	4,488,405

Commitments and contingent liabilities (Note 6)	—	—

Net Assets	$10,567,645,206	$10,389,177,775

Shares issued and outstanding(b)	470,950,000	477,000,000
Net asset value per Share (Note 2C)	$22.44	$21.78

(a)	Cost of investment in silver bullion: $9,568,548,144 and $9,616,427,847, respectively.
(b)	No par value, unlimited amount authorized.

See notes to financial statements.

iShares® Silver Trust

Statements of Operations (Unaudited)

For the three months ended March 31, 2024 and 2023

	Three Months Ended March 31,
	2024	2023
Expenses
Sponsor’s fees	$12,537,998	$13,133,630
Total expenses	12,537,998	13,133,630
Net investment loss	(12,537,998)	(13,133,630)

Net Realized and Unrealized Gain (Loss)
Net realized gain from:
Silver bullion sold to pay expenses	594,406	776,041
Silver bullion distributed for the redemption of Shares	82,149,803	49,177,274
Net realized gain	82,744,209	49,953,315
Net change in unrealized appreciation/depreciation	226,214,620	(115,731,699)
Net realized and unrealized gain (loss)	308,958,829	(65,778,384)

Net increase (decrease) in net assets resulting from operations	$296,420,831	$(78,912,014)

Net increase (decrease) in net assets per Share(a)	$0.63	$(0.15)

(a)	Net increase (decrease) in net assets per Share based on average shares outstanding during the period.

See notes to financial statements.

iShares® Silver Trust

Statements of Changes in Net Assets (Unaudited)

For the three months ended March 31, 2024

Three Months Ended March 31, 2024
Net Assets at December 31, 2023	$10,389,177,775

Operations:
Net investment loss	(12,537,998)
Net realized gain	82,744,209
Net change in unrealized appreciation/depreciation	226,214,620
Net increase in net assets resulting from operations	296,420,831

Capital Share Transactions:
Contributions for Shares issued	1,314,477,812
Distributions for Shares redeemed	(1,432,431,212)
Net decrease in net assets from capital share transactions	(117,953,400)

Increase in net assets	178,467,431

Net Assets at March 31, 2024	$10,567,645,206

Shares issued and redeemed
Shares issued	60,850,000
Shares redeemed	(66,900,000)
Net decrease in Shares issued and outstanding	(6,050,000)

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

See notes to financial statements.

iShares® Silver Trust

Statements of Cash Flows (Unaudited)

For the three months ended March 31, 2024 and 2023

	Three Months Ended March 31,
	2024	2023
Cash Flows from Operating Activities
Proceeds from silver bullion sold to pay expenses	$12,670,512	$13,443,517
Expenses – Sponsor’s fees paid	(12,670,512)	(13,443,517)
Net cash provided by operating activities	—	—
Increase (decrease) in cash	—	—
Cash, beginning of period	—	—
Cash, end of period	$—	$—

Reconciliation of Net Increase (Decrease) in Net Assets Resulting from Operations to Net Cash Provided by (Used in) Operating Activities
Net increase (decrease) in net assets resulting from operations	$296,420,831	$(78,912,014)
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by (used in) operating activities:
Proceeds from silver bullion sold to pay expenses	12,670,512	13,443,517
Net realized (gain) loss	(82,744,209)	(49,953,315)
Net change in unrealized appreciation/depreciation	(226,214,620)	115,731,699
Change in operating assets and liabilities:
Sponsor’s fees payable	(132,514)	(309,887)
Net cash provided by (used in) operating activities	$—	$—

Supplemental disclosure of non-cash information:
Silver bullion contributed for Shares issued	$1,314,477,812	$1,316,358,763
Silver bullion distributed for Shares redeemed	$(1,432,431,212)	$(1,320,595,807)

See notes to financial statements.

iShares® Silver Trust

Schedules of Investments (Unaudited)

At March 31, 2024 and December 31, 2023

March 31, 2024

Description	Ounces	Cost	Fair Value
Silver bullion	430,806,891	$9,568,548,144	$10,572,001,097

Total Investments – 100.04%			10,572,001,097
Less Liabilities – (0.04)%			(4,355,891)
Net Assets – 100.00%			$10,567,645,206

December 31, 2023

Description	Ounces	Cost	Fair Value
Silver bullion	436,892,231	$9,616,427,847	$10,393,666,180

Total Investments – 100.04%			10,393,666,180
Less Liabilities – (0.04)%			(4,488,405)
Net Assets – 100.00%			$10,389,177,775

See notes to financial statements.

iShares® Silver Trust

Notes to Financial Statements (Unaudited)

March 31, 2024

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

The accompanying unaudited financial statements were prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”) for interim financial information and with the instructions for Form 10-Q and the rules and regulations of the U.S. Securities and Exchange Commission (the “SEC”). In the opinion of management, all material adjustments, consisting only of normal recurring adjustments considered necessary for a fair statement of the interim period financial statements, have been made. Interim period results are not necessarily indicative of results for a full-year period. These financial statements and the notes thereto should be read in conjunction with the Trust’s financial statements included in its Annual Report on Form 10-K for the year ended December 31, 2023, as filed with the SEC on February 20, 2024.

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

Gain or loss on sales of silver bullion is calculated on a trade date basis using the average cost method.

The following tables summarize activity in silver bullion for the three months ended March 31, 2024 and 2023:

Three Months Ended March 31, 2024	Ounces	Cost	Fair Value	Realized Gain (Loss)
Beginning balance	436,892,231	$9,616,427,847	$10,393,666,180	$—
Silver bullion contributed	55,670,911	1,314,477,812	1,314,477,812	—
Silver bullion distributed	(61,208,264)	(1,350,281,409)	(1,432,431,212)	82,149,803
Silver bullion sold to pay expenses	(547,987)	(12,076,106)	(12,670,512)	594,406
Net realized gain	—	—	82,744,209	—
Net change in unrealized appreciation/depreciation	—	—	226,214,620	—
Ending balance	430,806,891	$9,568,548,144	$10,572,001,097	$82,744,209

Three Months Ended March 31, 2023	Ounces	Cost	Fair Value	Realized Gain (Loss)
Beginning balance	466,265,146	$10,025,562,224	$11,164,718,926	$—
Silver bullion contributed	57,061,861	1,316,358,763	1,316,358,763	—
Silver bullion distributed	(58,798,412)	(1,271,418,533)	(1,320,595,807)	49,177,274
Silver bullion sold to pay expenses	(586,373)	(12,667,476)	(13,443,517)	776,041
Net realized gain	—	—	49,953,315	—
Net change in unrealized appreciation/depreciation	—	—	(115,731,699)	—
Ending balance	463,942,222	$10,057,834,978	$11,081,259,981	$49,953,315

C.	Calculation of Net Asset Value

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

The Sponsor has analyzed applicable tax laws and regulations and their application to the Trust as of March 31, 2024 and does not believe that there are any uncertain tax positions that require recognition of a tax liability.

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

8 - Financial Highlights

The following financial highlights relate to investment performance and operations for a Share outstanding for the three months ended March 31, 2024 and 2023.

	Three Months Ended March 31,
	2024	2023
Net asset value per Share, beginning of period	$21.78	$22.03

Net investment loss(a)	(0.03)	(0.03)
Net realized and unrealized gain (loss)(b)	0.69	(0.05)
Net increase (decrease) in net assets from operations	0.66	(0.08)
Net asset value per Share, end of period	$22.44	$21.95

Total return, at net asset value(c)(d)	3.03%	(0.36)%

Ratio to average net assets:
Net investment loss(e)	(0.50)%	(0.50)%
Expenses(e)	0.50%	0.50%

(a)	Based on average Shares outstanding during the period.
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

At March 31, 2024 and December 31, 2023, the value of the silver bullion held by the Trust is categorized as Level 1.

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

Results of Operations

The Quarter Ended March 31, 2024

The Trust’s net asset value increased from $10,389,177,775 at December 31, 2023 to $10,567,645,206 at March 31, 2024, a 1.72% increase. The increase in the Trust’s net asset value resulted primarily from an increase in the price of silver, which grew 3.15% from $23.79 at December 31, 2023 to $24.54 at March 31, 2024, partially offset by a decrease in the number of outstanding Shares, which fell from 477,000,000 Shares at December 31, 2023 to 470,950,000 Shares at March 31, 2024, a consequence of 60,850,000 Shares (1,217 Baskets) being created and 66,900,000 Shares (1,338 Baskets) being redeemed during the quarter.

The 3.03% increase in the NAV from $21.78 at December 31, 2023 to $22.44 at March 31, 2024 is directly related to the 3.15% increase in the price of silver.

The NAV increased slightly less than the price of silver on a percentage basis due to the Sponsor’s fees, which were $12,537,998 for the quarter, or 0.12% of the Trust’s average weighted assets of $10,092,367,352 during the quarter. The NAV of $23.26 on March 21, 2024 was the highest during the quarter, compared with a low during the quarter of $20.21 on February 14, 2024.

Net increase in net assets resulting from operations for the quarter ended March 31, 2024 was $296,420,831, resulting from an unrealized gain on investment in silver bullion of $226,214,620, a net realized gain of $82,149,803 on silver bullion distributed for the redemption of Shares, and a net realized gain of $594,406 from investment in silver bullion sold to pay expenses, partially offset by a net investment loss of $12,537,998. Other than the Sponsor’s fees of $12,537,998, the Trust had no expenses during the quarter.

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

PART II – OTHER INFORMATION

Item 1. Legal Proceedings.

None.

Item 1A. Risk Factors

There have been no material changes to the Risk Factors last reported under Part I, Item 1A of the registrant’s Annual Report on Form 10-K for the year ended December 31, 2023, filed with the Securities and Exchange Commission on February 20, 2024.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

a) None.

b) Not applicable.

c) 66,900,000 Shares (1,338 Baskets) were redeemed during the quarter ended March 31, 2024.

Period	Total Number of Shares Redeemed	Average Ounces of Silver Paid Per Share
01/01/24 to 01/31/24	19,750,000	$0.9153
02/01/24 to 02/29/24	21,650,000	0.9149
03/01/24 to 03/31/24	25,500,000	0.9146
Total	66,900,000	$0.9149

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
Sponsor of the iShares Silver Trust (registrant)

/s/ Shannon Ghia

Shannon Ghia
Director, President and Chief Executive Officer
(Principal executive officer)

Date:	May 8, 2024

/s/ Bryan Bowers

Bryan Bowers
Director and Chief Financial Officer
(Principal financial and accounting officer)

Date:	May 8, 2024

*	The registrant is a trust and the persons are signing in their respective capacities as officers of iShares Delaware Trust Sponsor LLC, the Sponsor of the registrant.