Form 10-Q
period 2024-06-30
iShares Silver Trust
filed 2024-08-08
CIK 1330568

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2024
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

As of July 31, 2024, the Registrant had 506,550,000 Shares outstanding.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

iShares® Silver Trust

Statements of Assets and Liabilities (Unaudited)

At June 30, 2024 and December 31, 2023

	June 30, 2024	December 31, 2023
Assets
Investment in silver bullion, at fair value(a)	$12,847,843,825	$10,393,666,180
Total Assets	12,847,843,825	10,393,666,180

Liabilities
Sponsor’s fees payable	5,223,537	4,488,405
Total Liabilities	5,223,537	4,488,405

Commitments and contingent liabilities (Note 6)	—	—

Net Assets	$12,842,620,288	$10,389,177,775

Shares issued and outstanding(b)	478,800,000	477,000,000
Net asset value per Share (Note 2C)	$26.82	$21.78

(a)	Cost of investment in silver bullion: $10,164,222,786 and $9,616,427,847, respectively.
(b)	No par value, unlimited amount authorized.

See notes to financial statements.

iShares® Silver Trust

Statements of Operations (Unaudited)

For the three and six months ended June 30, 2024 and 2023

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Expenses
Sponsor’s fees	$15,254,121	$14,120,304	$27,792,119	$27,253,934
Total expenses	15,254,121	14,120,304	27,792,119	27,253,934
Net investment loss	(15,254,121)	(14,120,304)	(27,792,119)	(27,253,934)

Net Realized and Unrealized Gain (Loss)
Net realized gain from:
Silver bullion sold to pay expenses	2,597,562	1,318,757	3,191,968	2,094,798
Silver bullion distributed for the redemption of Shares	413,628,878	79,642,405	495,778,681	128,819,679
Net realized gain	416,226,440	80,961,162	498,970,649	130,914,477
Net change in unrealized appreciation/depreciation	1,680,168,086	(745,821,212)	1,906,382,706	(861,552,911)
Net realized and unrealized gain (loss)	2,096,394,526	(664,860,050)	2,405,353,355	(730,638,434)

Net increase (decrease) in net assets resulting from operations	$2,081,140,405	$(678,980,354)	$2,377,561,236	$(757,892,368)

Net increase (decrease) in net assets per Share(a)	$4.45	$(1.33)	$5.06	$(1.48)

(a)	Net increase (decrease) in net assets per Share based on average shares outstanding during the period.

See notes to financial statements.

iShares® Silver Trust

Statements of Changes in Net Assets (Unaudited)

For the three and six months ended June 30, 2024

Six Months Ended June 30, 2024
Net Assets at December 31, 2023	$10,389,177,775

Operations:
Net investment loss	(12,537,998)
Net realized gain	82,744,209
Net change in unrealized appreciation/depreciation	226,214,620
Net increase in net assets resulting from operations	296,420,831

Capital Share Transactions:
Contributions for Shares issued	1,314,477,812
Distributions for Shares redeemed	(1,432,431,212)
Net decrease in net assets from capital share transactions	(117,953,400)

Increase in net assets	178,467,431

Net Assets at March 31, 2024	$10,567,645,206

Operations:
Net investment loss	(15,254,121)
Net realized gain	416,226,440
Net change in unrealized appreciation/depreciation	1,680,168,086
Net increase in net assets resulting from operations	2,081,140,405

Capital Share Transactions:
Contributions for Shares issued	2,115,572,235
Distributions for Shares redeemed	(1,921,737,558)
Net increase in net assets from capital share transactions	193,834,677

Increase in net assets	2,274,975,082

Net Assets at June 30, 2024	$12,842,620,288

Shares issued and redeemed
Shares issued	141,800,000
Shares redeemed	(140,000,000)
Net increase in Shares issued and outstanding	1,800,000

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

See notes to financial statements.

iShares® Silver Trust

Statements of Cash Flows (Unaudited)

For the six months ended June 30, 2024 and 2023

	Six Months Ended June 30,
	2024	2023
Cash Flows from Operating Activities
Proceeds from silver bullion sold to pay expenses	$27,056,987	$27,379,746
Expenses – Sponsor’s fees paid	(27,056,987)	(27,379,746)
Net cash provided by operating activities	—	—
Increase (decrease) in cash	—	—
Cash, beginning of period	—	—
Cash, end of period	$—	$—

Reconciliation of Net Increase (Decrease) in Net Assets Resulting from Operations to Net Cash Provided by (Used in) Operating Activities
Net increase (decrease) in net assets resulting from operations	$2,377,561,236	$(757,892,368)
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by (used in) operating activities:
Proceeds from silver bullion sold to pay expenses	27,056,987	27,379,746
Net realized (gain) loss	(498,970,649)	(130,914,477)
Net change in unrealized appreciation/depreciation	(1,906,382,706)	861,552,911
Change in operating assets and liabilities:
Sponsor’s fees payable	735,132	(125,812)
Net cash provided by (used in) operating activities	$—	$—

Supplemental disclosure of non-cash information:
Silver bullion contributed for Shares issued	$3,430,050,047	$2,184,456,395
Silver bullion distributed for Shares redeemed	$(3,354,168,770)	$(2,072,026,634)

See notes to financial statements.

iShares® Silver Trust

Schedules of Investments (Unaudited)

At June 30, 2024 and December 31, 2023

June 30, 2024

Description	Ounces	Cost	Fair Value
Silver bullion	437,447,866	$10,164,222,786	$12,847,843,825

Total Investments — 100.04%			12,847,843,825
Less Liabilities — (0.04)%			(5,223,537)
Net Assets — 100.00%			$12,842,620,288

December 31, 2023

Description	Ounces	Cost	Fair Value
Silver bullion	436,892,231	$9,616,427,847	$10,393,666,180

Total Investments — 100.04%			10,393,666,180
Less Liabilities — (0.04)%			(4,488,405)
Net Assets — 100.00%			$10,389,177,775

See notes to financial statements.

iShares® Silver Trust

Notes to Financial Statements (Unaudited)

June 30, 2024

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

Gain or loss on sales of silver bullion is calculated on a trade date basis using the average cost method.

The following tables summarize activity in silver bullion for the three months ended June 30, 2024 and 2023:

Three Months Ended June 30, 2024	Ounces	Cost	Fair Value	Realized Gain (Loss)
Beginning balance	430,806,891	$9,568,548,144	$10,572,001,097	$—
Silver bullion contributed	73,975,988	2,115,572,235	2,115,572,235	—
Silver bullion distributed	(66,811,439)	(1,508,108,680)	(1,921,737,558)	413,628,878
Silver bullion sold to pay expenses	(523,574)	(11,788,913)	(14,386,475)	2,597,562
Net realized gain	—	—	416,226,440	—
Net change in unrealized appreciation/depreciation	—	—	1,680,168,086	—
Ending balance	437,447,866	$10,164,222,786	$12,847,843,825	$416,226,440

Three Months Ended June 30, 2023	Ounces	Cost	Fair Value	Realized Gain (loss)
Beginning balance	463,942,222	$10,057,834,978	$11,081,259,981	$—
Silver bullion contributed	35,590,738	868,097,632	868,097,632	—
Silver bullion distributed	(30,812,468)	(671,788,422)	(751,430,827)	79,642,405
Silver bullion sold to pay expenses	(579,393)	(12,617,472)	(13,936,229)	1,318,757
Net realized gain	—	—	80,961,162	—
Net change in unrealized appreciation/depreciation	—	—	(745,821,212)	—
Ending balance	468,141,099	$10,241,526,716	$10,519,130,507	$80,961,162

The following tables summarize activity in silver bullion for the six months ended June 30, 2024 and 2023:

Six Months Ended June 30, 2024	Ounces	Cost	Fair Value	Realized Gain (Loss)
Beginning balance	436,892,231	$9,616,427,847	$10,393,666,180	$—
Silver bullion contributed	129,646,899	3,430,050,047	3,430,050,047	—
Silver bullion distributed	(128,019,703)	(2,858,390,089)	(3,354,168,770)	495,778,681
Silver bullion sold to pay expenses	(1,071,561)	(23,865,019)	(27,056,987)	3,191,968
Net realized gain	—	—	498,970,649	—
Net change in unrealized appreciation/depreciation	—	—	1,906,382,706	—
Ending balance	437,447,866	$10,164,222,786	$12,847,843,825	$498,970,649

Six Months Ended June 30, 2023	Ounces	Cost	Fair Value	Realized Gain (Loss)
Beginning balance	466,265,146	$10,025,562,224	$11,164,718,926	$—
Silver bullion contributed	92,652,599	2,184,456,395	2,184,456,395	—
Silver bullion distributed	(89,610,880)	(1,943,206,955)	(2,072,026,634)	128,819,679
Silver bullion sold to pay expenses	(1,165,766)	(25,284,948)	(27,379,746)	2,094,798
Net realized gain	—	—	130,914,477	—
Net change in unrealized appreciation/depreciation	—	—	(861,552,911)	—
Ending balance	468,141,099	$10,241,526,716	$10,519,130,507	$130,914,477

C.	Calculation of Net Asset Value

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

The Sponsor has analyzed applicable tax laws and regulations and their application to the Trust as of June 30, 2024 and does not believe that there are any uncertain tax positions that require recognition of a tax liability.

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

The Trust’s maximum exposure under these arrangements is unknown because it involves future potential claims against the Trust, which cannot be predicted with any certainty.

6 - Commitments and Contingent Liabilities

In the normal course of business, the Trust may enter into contracts with service providers that contain general indemnification clauses. The Trust’s maximum exposure under these arrangements is unknown as this would involve future claims that may be made against the Trust, which cannot be predicted with any certainty.

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

8 - Financial Highlights

The following financial highlights relate to investment performance and operations for a Share outstanding for the three and six months ended June 30, 2024 and 2023.

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Net asset value per Share, beginning of period	$22.44	$21.95	$21.78	$22.03

Net investment loss(a)	(0.03)	(0.03)	(0.06)	(0.05)
Net realized and unrealized gain (loss)(b)	4.41	(1.30)	5.10	(1.36)
Net increase (decrease) in net assets from operations	4.38	(1.33)	5.04	(1.41)
Net asset value per Share, end of period	$26.82	$20.62	$26.82	$20.62

Total return, at net asset value(c)(d)	19.52%	(6.06)%	23.14%	(6.40)%

Ratio to average net assets:
Net investment loss(e)	(0.50)%	(0.50)%	(0.50)%	(0.50)%
Expenses(e)	0.50%	0.50%	0.50%	0.50%

(a)	Based on average Shares outstanding during the period.
(b)

The amounts reported for a Share outstanding may not accord with the change in aggregate gains and losses on investment for the period due to the timing of Share transactions in relation to the fluctuating fair values of the Trust’s underlying investment.

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

At June 30, 2024 and December 31, 2023, the value of the silver bullion held by the Trust is categorized as Level 1.

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

Results of Operations

The Quarter Ended June 30, 2024

The Trust’s net asset value increased from $10,567,645,206 at March 31, 2024 to $12,842,620,288 at June 30, 2024, a 21.53% increase. The increase in the Trust’s net asset value resulted primarily from an increase in the price of silver, which grew 19.68% from $24.54 at March 31, 2024 to $29.37 at June 30, 2024. The increase in the Trust’s net asset value also benefitted from an increase in the number of outstanding Shares, which rose from 470,950,000 Shares at March 31, 2024 to 478,800,000 Shares at June 30, 2024, a consequence of 80,950,000 Shares (1,619 Baskets) being created and 73,100,000 Shares (1,462 Baskets) being redeemed during the quarter.

The 19.52% increase in the NAV from $22.44 at March 31, 2024 to $26.82 at June 30, 2024 is directly related to the 19.68% increase in the price of silver.

The NAV increased slightly less than the price of silver on a percentage basis due to the Sponsor’s fees, which were $15,254,121 for the quarter, or 0.12% of the Trust’s average weighted assets of $12,297,163,156 during the quarter. The NAV of $29.25 on May 29, 2024 was the highest during the quarter, compared with a low during the quarter of $22.44 on April 1, 2024.

Net increase in net assets resulting from operations for the quarter ended June 30, 2024 was $2,081,140,405, resulting from an unrealized gain on investment in silver bullion of $1,680,168,086, a net realized gain of $413,628,878 on silver bullion distributed for the redemption of Shares, and a net realized gain of $2,597,562 from investment in silver bullion sold to pay expenses, partially offset by a net investment loss of $15,254,121. Other than the Sponsor’s fees of $15,254,121, the Trust had no expenses during the quarter.

The Six-Month Period Ended June 30, 2024

The Trust’s net asset value increased from $10,389,177,775 at December 31, 2023 to $12,842,620,288 at June 30, 2024, a 23.62% increase. The increase in the Trust’s net asset value resulted primarily from an increase in the price of silver, which grew 23.46% from $23.79 at December 31, 2023 to $29.37 at June 30, 2024. The increase in the Trust’s net asset value also benefitted from an increase in the number of outstanding Shares, which rose from 477,000,000 Shares at December 31, 2023 to 478,800,000 Shares at June 30, 2024, a consequence of 141,800,000 Shares (2,836 Baskets) being created and 140,000,000 Shares (2,800 Baskets) being redeemed during the period.

The 23.14% increase in the NAV from $21.78 at December 31, 2023 to $26.82 at June 30, 2024 is directly related to the 23.46% increase in the price of silver.

The NAV increased slightly less than the price of silver on a percentage basis due to the Sponsor’s fees, which were $27,792,119 for the period, or 0.25% of the Trust’s average weighted assets of $11,192,054,382 during the period. The NAV of $29.25 on May 29, 2024 was the highest during the period, compared with a low during the period of $20.21 on February 14, 2024.

Net increase in net assets resulting from operations for the six months ended June 30, 2024 was $2,377,561,236, resulting from an unrealized gain on investment in silver bullion of $1,906,382,706, a net realized gain of $495,778,681 on silver bullion distributed for the redemption of Shares, and a net realized gain of $3,191,968 from investment in silver bullion sold to pay expenses, partially offset by a net investment loss of $27,792,119. Other than the Sponsor’s fees of $27,792,119, the Trust had no expenses during the period.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

a) None.

b) Not applicable.

c) 73,100,000 Shares (1,462 Baskets) were redeemed during the quarter ended June 30, 2024.

Period	Total Number of Shares Redeemed	Average Ounces of Silver Paid Per Share
04/01/24 to 04/30/24	42,200,000	$0.9142
05/01/24 to 05/31/24	20,450,000	0.9138
06/01/24 to 06/30/24	10,450,000	0.9134
Total	73,100,000	$0.9140

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
Sponsor of the iShares Silver Trust (registrant)

/s/ Shannon Ghia

Shannon Ghia
Director, President and Chief Executive Officer
(Principal executive officer)

Date:	August 8, 2024

/s/ Bryan Bowers

Bryan Bowers
Director and Chief Financial Officer
(Principal financial and accounting officer)

Date:	August 8, 2024

*    The registrant is a trust and the persons are signing in their respective capacities as officers of iShares Delaware Trust Sponsor LLC, the Sponsor of the registrant.