Form 10-Q
period 2024-09-30
iShares Silver Trust
filed 2024-11-07
CIK 1330568

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2024
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

As of October 31, 2024, the Registrant had 526,950,000 Shares outstanding.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

iShares® Silver Trust

Statements of Assets and Liabilities (Unaudited)

At September 30, 2024 and December 31, 2023

	September 30, 2024	December 31, 2023
Assets
Investment in silver bullion, at fair value(a)	$14,580,341,237	$10,393,666,180
Total Assets	14,580,341,237	10,393,666,180

Liabilities
Sponsor’s fees payable	5,739,559	4,488,405
Total Liabilities	5,739,559	4,488,405

Commitments and contingent liabilities (Note 6)	—	—

Net Assets	$14,574,601,678	$10,389,177,775

Shares issued and outstanding(b)	514,200,000	477,000,000
Net asset value per Share (Note 2C)	$28.34	$21.78

(a)	Cost of investment in silver bullion: $11,352,007,744 and $9,616,427,847, respectively.
(b)	No par value, unlimited amount authorized.

See notes to financial statements.

iShares® Silver Trust

Statements of Operations (Unaudited)

For the three and nine months ended September 30, 2024 and 2023

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Expenses
Sponsor’s fees	$16,928,398	$13,376,846	$44,720,517	$40,630,780
Total expenses	16,928,398	13,376,846	44,720,517	40,630,780
Net investment loss	(16,928,398)	(13,376,846)	(44,720,517)	(40,630,780)

Net Realized and Unrealized Gain (Loss)
Net realized gain from:
Litigation proceeds(a)	138,783	—	138,783	—
Silver bullion sold to pay expenses	2,926,466	1,173,908	6,118,434	3,268,706
Silver bullion distributed for the redemption of Shares	269,781,344	94,335,795	765,560,025	223,155,474
Net realized gain	272,846,593	95,509,703	771,817,242	226,424,180
Net change in unrealized appreciation/depreciation	544,712,454	220,590,322	2,451,095,160	(640,962,589)
Net realized and unrealized gain (loss)	817,559,047	316,100,025	3,222,912,402	(414,538,409)

Net increase (decrease) in net assets resulting from operations	$800,630,649	$302,723,179	$3,178,191,885	$(455,169,189)

Net increase (decrease) in net assets per Share(b)	$1.59	$0.62	$6.61	$(0.90)

(a)	Represents a payment received from a class action settlement related to silver.
(b)	Net increase (decrease) in net assets per Share based on average shares outstanding during the period.

See notes to financial statements.

iShares® Silver Trust

Statements of Changes in Net Assets (Unaudited)

For the three, six and nine months ended September 30, 2024

Nine Months Ended September 30, 2024
Net Assets at December 31, 2023	$10,389,177,775

Operations:
Net investment loss	(12,537,998)
Net realized gain	82,744,209
Net change in unrealized appreciation/depreciation	226,214,620
Net increase in net assets resulting from operations	296,420,831

Capital Share Transactions:
Contributions for Shares issued	1,314,477,812
Distributions for Shares redeemed	(1,432,431,212)
Net decrease in net assets from capital share transactions	(117,953,400)

Increase in net assets	178,467,431

Net Assets at March 31, 2024	$10,567,645,206

Operations:
Net investment loss	(15,254,121)
Net realized gain	416,226,440
Net change in unrealized appreciation/depreciation	1,680,168,086
Net increase in net assets resulting from operations	2,081,140,405

Capital Share Transactions:
Contributions for Shares issued	2,115,572,235
Distributions for Shares redeemed	(1,921,737,558)
Net increase in net assets from capital share transactions	193,834,677

Increase in net assets	2,274,975,082

Net Assets at June 30, 2024	$12,842,620,288

Operations:
Net investment loss	(16,928,398)
Net realized gain	272,846,593
Net change in unrealized appreciation/depreciation	544,712,454
Net increase in net assets resulting from operations	800,630,649

Capital Share Transactions:
Contributions for Shares issued	2,280,397,964
Distributions for Shares redeemed	(1,349,047,223)
Net increase in net assets from capital share transactions	931,350,741

Increase in net assets	1,731,981,390

Net Assets at September 30, 2024	$14,574,601,678

Shares issued and redeemed
Shares issued	226,950,000
Shares redeemed	(189,750,000)
Net increase in Shares issued and outstanding	37,200,000

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

See notes to financial statements.

iShares® Silver Trust

Statements of Cash Flows (Unaudited)

For the nine months ended September 30, 2024 and 2023

	Nine Months Ended September 30,
	2024	2023
Cash Flows from Operating Activities
Proceeds from silver bullion sold to pay expenses	$43,469,363	$41,011,719
Expenses – Sponsor’s fees paid	(43,469,363)	(41,011,719)
Net cash provided by operating activities	—	—
Increase (decrease) in cash	—	—
Cash, beginning of period	—	—
Cash, end of period	$—	$—

Reconciliation of Net Increase (Decrease) in Net Assets Resulting from Operations to Net Cash Provided by (Used in) Operating Activities
Net increase (decrease) in net assets resulting from operations	$3,178,191,885	$(455,169,189)
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by (used in) operating activities:
Proceeds from silver bullion sold to pay expenses	43,469,363	41,011,719
Litigation Proceeds(a)	(138,783)	—
Net realized (gain) loss	(771,678,459)	(226,424,180)
Net change in unrealized appreciation/depreciation	(2,451,095,160)	640,962,589
Change in operating assets and liabilities:
Sponsor’s fees payable	1,251,154	(380,939)
Net cash provided by (used in) operating activities	$—	$—

Supplemental disclosure of non-cash information:
Silver bullion contributed for Shares issued	$5,710,448,011	$2,758,616,940
Silver bullion distributed for Shares redeemed	$(4,703,215,993)	$(3,271,327,083)

(a)	Represents a payment received from a class action settlement related to silver.

See notes to financial statements.

iShares® Silver Trust

Schedules of Investments (Unaudited)

At September 30, 2024 and December 31, 2023

September 30, 2024

Description	Ounces	Cost	Fair Value
Silver bullion	469,198,431	$11,352,007,744	$14,580,341,237

Total Investments — 100.04%			14,580,341,237
Less Liabilities — (0.04)%			(5,739,559)
Net Assets — 100.00%			$14,574,601,678

December 31, 2023

Description	Ounces	Cost	Fair Value
Silver bullion	436,892,231	$9,616,427,847	$10,393,666,180

Total Investments — 100.04%			10,393,666,180
Less Liabilities — (0.04)%			(4,488,405)
Net Assets — 100.00%			$10,389,177,775

See notes to financial statements.

iShares® Silver Trust

Notes to Financial Statements (Unaudited)

September 30, 2024

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

Gain or loss on sales of silver bullion is calculated on a trade date basis using the average cost method.

The following tables summarize activity in silver bullion for the three months ended September 30, 2024 and 2023:

Three Months Ended September 30, 2024	Ounces	Cost	Fair Value	Realized Gain (Loss)
Beginning balance	437,447,866	$10,164,222,786	$12,847,843,825	$—
Silver bullion contributed	77,719,368	2,280,397,964	2,280,397,964	—
Silver bullion distributed	(45,404,182)	(1,079,265,879)	(1,349,047,223)	269,781,344
Silver bullion sold to pay expenses	(564,621)	(13,347,127)	(16,412,376)	2,926,466
Net realized gain	—	—	272,707,810	—
Litigation Proceeds(a)	—	—	138,783	—
Net change in unrealized appreciation/depreciation	—	—	544,712,454	—
Ending balance	469,198,431	$11,352,007,744	$14,580,341,237	$272,707,810

(a)	Includes a payment received from a class action settlement related to silver of $138,783.

Three Months Ended September 30, 2023	Ounces	Cost	Fair Value	Realized Gain (Loss)
Beginning balance	468,141,099	$10,241,526,716	$10,519,130,507	$—
Silver bullion contributed	24,759,188	574,160,545	574,160,545	—
Silver bullion distributed	(50,447,767)	(1,104,964,654)	(1,199,300,449)	94,335,795
Silver bullion sold to pay expenses	(569,154)	(12,458,065)	(13,631,973)	1,173,908
Net realized gain	—	—	95,509,703	—
Net change in unrealized appreciation/depreciation	—	—	220,590,322	—
Ending balance	441,883,366	$9,698,264,542	$10,196,458,655	$95,509,703

The following tables summarize activity in silver bullion for the nine months ended September 30, 2024 and 2023:

Nine Months Ended September 30, 2024	Ounces	Cost	Fair Value	Realized Gain (Loss)
Beginning balance	436,892,231	$9,616,427,847	$10,393,666,180	$—
Silver bullion contributed	207,366,267	5,710,448,011	5,710,448,011	—
Silver bullion distributed	(173,423,885)	(3,937,655,968)	(4,703,215,993)	765,560,025
Silver bullion sold to pay expenses	(1,636,182)	(37,212,146)	(43,469,363)	6,118,434
Net realized gain	—	—	771,678,459	—
Litigation Proceeds(a)	—	—	138,783	—
Net change in unrealized appreciation/depreciation	—	—	2,451,095,160	—
Ending balance	469,198,431	$11,352,007,744	$14,580,341,237	$771,678,459

(a)	Includes a payment received from a class action settlement related to silver of $138,783.

Nine Months Ended September 30, 2023	Ounces	Cost	Fair Value	Realized Gain (Loss)
Beginning balance	466,265,146	$10,025,562,224	$11,164,718,926	$—
Silver bullion contributed	117,411,787	2,758,616,940	2,758,616,940	—
Silver bullion distributed	(140,058,647)	(3,048,171,609)	(3,271,327,083)	223,155,474
Silver bullion sold to pay expenses	(1,734,920)	(37,743,013)	(41,011,719)	3,268,706
Net realized gain	—	—	226,424,180	—
Net change in unrealized appreciation/depreciation	—	—	(640,962,589)	—
Ending balance	441,883,366	$9,698,264,542	$10,196,458,655	$226,424,180

C.	Calculation of Net Asset Value

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

The Sponsor has analyzed applicable tax laws and regulations and their application to the Trust as of September 30, 2024 and does not believe that there are any uncertain tax positions that require recognition of a tax liability.

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

8 - Financial Highlights

The following financial highlights relate to investment performance and operations for a Share outstanding for the three and nine months ended September 30, 2024 and 2023.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Net asset value per Share, beginning of period	$26.82	$20.62	$21.78	$22.03

Net investment loss(a)	(0.03)	(0.03)	(0.09)	(0.08)
Net realized and unrealized gain (loss)(b)	1.55	0.56	6.65	(0.80)
Net increase (decrease) in net assets from operations	1.52	0.53	6.56	(0.88)
Net asset value per Share, end of period	$28.34	$21.15	$28.34	$21.15

Total return, at net asset value(c)(d)	5.67%	2.57%	30.12%	(3.99)%

Ratio to average net assets:
Net investment loss(e)	(0.50)%	(0.50)%	(0.50)%	(0.50)%
Expenses(e)	0.50%	0.50%	0.50%	0.50%

(a)	Based on average Shares outstanding during the period.
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

At September 30, 2024 and December 31, 2023, the value of the silver bullion held by the Trust is categorized as Level 1.

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

Results of Operations

The Quarter Ended September 30, 2024

The Trust’s net asset value increased from $12,842,620,288 at June 30, 2024 to $14,574,601,678 at September 30, 2024, a 13.49% increase. The increase in the Trust’s net asset value resulted primarily from an increase in the number of outstanding Shares, which rose from 478,800,000 Shares at June 30, 2024 to 514,200,000 Shares at September 30, 2024, a consequence of 85,150,000 Shares (1,703 Baskets) being created and 49,750,000 Shares (995 Baskets) being redeemed during the quarter. The increase in the Trust’s net asset value also benefitted from an increase in the price of silver, which grew 5.82% from $29.37 at June 30, 2024 to $31.08 at September 30, 2024.

The 5.67% increase in the NAV from $26.82 at June 30, 2024 to $28.34 at September 30, 2024 is directly related to the 5.82% increase in the price of silver.

The NAV increased slightly less than the price of silver on a percentage basis due to the Sponsor’s fees, which were $16,928,398 for the quarter, or 0.13% of the Trust’s average weighted assets of $13,488,289,860 during the quarter. The NAV of $29.63 on September 26, 2024 was the highest during the quarter, compared with a low during the quarter of $24.58 on August 8, 2024.

Net increase in net assets resulting from operations for the quarter ended September 30, 2024 was $800,630,649, resulting from an unrealized gain on investment in silver bullion of $544,712,454, a net realized gain of $269,781,344 on silver bullion distributed for the redemption of Shares, a net realized gain of $2,926,466 from investment in silver bullion sold to pay expenses and a net realized gain of $138,783 from litigation proceeds during the quarter, partially offset by a net investment loss of $16,928,398. Other than the Sponsor’s fees of $16,928,398, the Trust had no expenses during the quarter.

The Nine-Month Period Ended September 30, 2024

The Trust’s net asset value increased from $10,389,177,775 at December 31, 2023 to $14,574,601,678 at September 30, 2024, a 40.29% increase. The increase in the Trust’s net asset value resulted primarily from an increase in the price of silver, which grew 30.64% from $23.79 at December 31, 2023 to $31.08 at September 30, 2024. The increase in the Trust’s net asset value also benefitted from an increase in the number of outstanding Shares, which rose from 477,000,000 Shares at December 31, 2023 to 514,200,000 Shares at September 30, 2024, a consequence of 226,950,000 Shares (4,539 Baskets) being created and 189,750,000 Shares (3,795 Baskets) being redeemed during the period.

The 30.12% increase in the NAV from $21.78 at December 31, 2023 to $28.34 at September 30, 2024 is directly related to the 30.64% increase in the price of silver.

The NAV increased slightly less than the price of silver on a percentage basis due to the Sponsor’s fees, which were $44,720,517 for the period, or 0.37% of the Trust’s average weighted assets of $11,964,851,765 during the period. The NAV of $29.63 on September 26, 2024 was the highest during the period, compared with a low during the period of $20.21 on February 14, 2024.

Net increase in net assets resulting from operations for the nine months ended September 30, 2024 was $3,178,191,885, resulting from an unrealized gain on investment in silver bullion of $2,451,095,160, a net realized gain of $765,560,025 on silver bullion distributed for the redemption of Shares, a net realized gain of $6,118,434 from investment in silver bullion sold to pay expenses and a net realized gain of $138,783 from litigation proceeds during the period, partially offset by a net investment loss of $44,720,517. Other than the Sponsor’s fees of $44,720,517, the Trust had no expenses during the period.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

a) None.

b) Not applicable.

c) 49,750,000 Shares (995 Baskets) were redeemed during the quarter ended September 30, 2024.

Period	Total Number of Shares Redeemed	Average Ounces of Silver Paid Per Share
07/01/24 to 07/31/24	15,850,000	$0.9131
08/01/24 to 08/31/24	14,600,000	0.9127
09/01/24 to 09/30/24	19,300,000	0.9123
Total	49,750,000	$0.9126

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
Sponsor of the iShares Silver Trust (registrant)

/s/ Shannon Ghia

Shannon Ghia
Director, President and Chief Executive Officer
(Principal executive officer)

Date:	November 7, 2024

/s/ Bryan Bowers

Bryan Bowers
Director and Chief Financial Officer
(Principal financial and accounting officer)

Date:	November 7, 2024

*    The registrant is a trust and the persons are signing in their respective capacities as officers of iShares Delaware Trust Sponsor LLC, the Sponsor of the registrant.