Form 10-K
period 2024-12-31
iShares Silver Trust
filed 2025-02-19
CIK 1330568

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2024
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

As of June 30, 2024, the aggregate market value of the shares held by non-affiliates was approximately $12,841,416,000. The calculation of the number of shares held by non-affiliates assumes that all shares held by funds or accounts for which BlackRock or its affiliates provides management or advisory services (whether discretionary or non-discretionary) are shares held by affiliates.

As of January 31, 2025, the Registrant had 489,650,000 Shares outstanding.

DOCUMENTS INCORPORATED BY REFERENCE:

None

Cautionary Note Regarding Forward-Looking Statements

This Annual Report on Form 10-K includes statements which relate to future events or future performance. In some cases, you can identify such forward‑looking statements by terminology such as “may,” “should,” “could,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “potential” or the negative of these terms or other comparable terminology. All statements (other than statements of historical fact) included in this report that address activities, events or developments that may occur in the future, including such matters as changes in commodity prices and market conditions (for silver and the shares), the operations of iShares Silver Trust (the “Trust”), the plans of iShares Delaware Trust Sponsor LLC (the “Sponsor”), the sponsor of the Trust, and references to the Trust’s future success and other similar matters are forward-looking statements. These statements are only predictions. Actual events or results may differ materially. These statements are based upon certain assumptions and analyses made by the Sponsor on the basis of its perception of historical trends, current conditions and expected future developments, as well as other factors it believes are appropriate in the circumstances. Whether or not actual results and developments will conform to the Sponsor’s expectations and predictions, however, is subject to a number of risks and uncertainties, including the special considerations discussed in this report, general economic, market and business conditions, changes in laws or regulations, including those concerning taxes, made by governmental authorities or regulatory bodies and other world economic and political developments. See Item 1A. “Risk Factors.” Consequently, all the forward‑looking statements made in this report are qualified by these cautionary statements, and there can be no assurance that the actual results or developments the Sponsor anticipates will be realized or, even if substantially realized, will result in the expected consequences to, or have the expected effects on, the Trust’s operations or the value of the shares issued by the Trust. Although the Sponsor does not make forward-looking statements unless it believes it has a reasonable basis for doing so, the Sponsor cannot guarantee their accuracy. Neither the Trust nor the Sponsor is under any duty to update any of the forward-looking statements to conform such statements to actual results or to a change in the expectations or predictions.

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

The Trust’s net asset value increased from $10,389,177,775 at December 31, 2023 to $13,401,259,004 at December 31, 2024, the Trust’s fiscal year end. Outstanding Shares of the Trust increased from 477,000,000 Shares outstanding at December 31, 2023 to 508,950,000 Shares outstanding at December 31, 2024.

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

The Custodian has agreed to grant to the officers and properly designated representatives of the Trustee and to the independent public accountants for the Trust access to the Custodian’s records for the purpose of confirming the content of those records. Upon at least ten days’ prior notice, any such officer or properly designated representative, any independent public accountants for the Trust and any person designated by any regulatory authority having jurisdiction over the Trustee or the Trust is entitled to examine on the Custodian’s premises the silver held by the Custodian and the records regarding the silver held for the account of the Custodian at a sub-custodian. The Custodian has agreed that it will only retain sub-custodians if they agree to grant to the Trustee and the independent registered public accounting firm of the Trust access to records and inspection rights similar to those set forth above. During the period covered by this report, Bureau Veritas Commodities UK Ltd. and Bureau Veritas Commodities & Trade, Inc., acting as authorized representatives of the Trustee pursuant to the foregoing provisions, inspected the premises where the Trust’s silver is warehoused and on April 18, 2024 issued their report summarizing their findings. Such report is posted by the Sponsor on the Trust’s website.

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

At the start of each round of auction, IBA publishes a price for that round. Participants then have 30 seconds to enter, change or cancel their orders (i.e., how much silver they want to buy or sell at that price). At the end of each round, order entry is frozen, and the system checks to see if the imbalance (i.e., the difference between buying and selling) is within the threshold (normally 500,000 ounces for silver). If the imbalance is outside the threshold at the end of a round, then the auction is not balanced, the price is adjusted and a new round starts. If the imbalance is within the threshold then the auction is finished, and the price is set as the LBMA Silver Price for that day. Any imbalance is shared equally between all direct participants (even if they did not place orders or did not log in), and the net volume for each participant trades at the final price. The prices during the auction are determined by an algorithm that takes into account current market conditions and activity in the auction. Each auction is actively supervised by IBA staff. As of the date of this report, information publicly available on IBA’s website indicates that the direct participants currently qualified to submit orders during the electronic auctions used for the daily determination of the LBMA Silver Price are Citibank, N.A. London Branch, Coins ’N Things Inc., DRW Investments, LLC, Goldman Sachs International plc, HSBC Bank USA NA, Jane Street Global Trading, LLC, JPMorgan Chase Bank, N.A. London Branch, Koch Supply and Trading LP, Marex Financial Limited, Morgan Stanley, Standard Chartered Bank, StoneX Financial Ltd., Toronto-Dominion Bank and Virtu Financial Global Markets, LLC.

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

The Sponsor earned $63,272,642 for the year ended December 31, 2024. Each sale of silver by the Trust will be a taxable event to Shareholders. See “United States Federal Income Tax Consequences – Taxation of U.S. Shareholders.”

Deposit of Silver; Issuance of Baskets

The Trust issues and redeems Shares on a continuous basis, but only in Baskets of 50,000 Shares. Only registered broker-dealers who have entered into written agreements with the Sponsor and the Trustee (each, an “Authorized Participant”), can deposit silver and receive Baskets in exchange. Upon the deposit of the corresponding amount of silver with the Custodian and the payment of the Trustee’s applicable fee and of any expenses, taxes or charges (such as stamp taxes or stock transfer taxes or fees), the Trustee will deliver the appropriate number of Baskets to the Depository Trust Company account of the depositing Authorized Participant. As of the date of this report, ABN AMRO Clearing USA LLC, Barclays Capital Inc., Citigroup Global Markets, Inc., Goldman Sachs & Co. LLC, HSBC Securities (USA), Inc., J.P. Morgan Securities, LLC., Merrill Lynch Professional Clearing Corp., Morgan Stanley & Co. LLC., RBC Capital Markets, LLC, Scotia Capital (USA) Inc., UBS Securities LLC and Virtu Americas LLC are the only Authorized Participants. The Sponsor and the Trustee maintain a current list of Authorized Participants. Silver deposited with the Custodian must meet the specifications for weight, dimensions, fineness (or purity), identifying marks and appearance of silver bars and as of January 1, 2020, must be produced by refiners that meet certain throughput and tangible net worth requirements as set forth in “Good Delivery List Rules — Conditions for Listing for Good Delivery Refiners” published by the LBMA.

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

Investment by Certain Retirement Plans

Section 408(m) of the Code provides that the purchase of a “collectible” as an investment for an individual retirement account (“IRA”), or for a participant‑directed account maintained under any plan that is tax-qualified under Section 401(a) of the Code, is treated as a taxable distribution from the account to the owner of the IRA, or to the participant for whom the plan account is maintained, of an amount equal to the cost to the account of acquiring the collectible. The Trust has received a private letter ruling from the IRS which provides that the purchase of Shares by an IRA or a participant‑directed account maintained under a plan that is tax-qualified under Section 401(a) of the Code, will not constitute the acquisition of a collectible or be treated as resulting in a taxable distribution to the IRA owner or plan participant under Code Section 408(m). However, in the event any redemption of Shares results in the distribution of silver bullion to an IRA or a participant‑directed account maintained under a plan that is tax-qualified under Section 401(a) of the Code, such distribution would constitute the acquisition of a collectible to the extent provided under Section 408(m) of the Code. See “ERISA and Related Considerations.”

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

ERISA AND RELATED CONSIDERATIONS

The Employee Retirement Income Security Act of 1974, as amended (“ERISA”), and/or Section 4975 of the Code impose certain requirements on: (i) employee benefit plans and certain other plans and arrangements, including IRAs and annuities, Keogh plans and certain collective investment funds or insurance company general or separate accounts in which such plans or arrangements are invested, that are subject to Part 4 of Subtitle B of Title I of ERISA and/or Section 4975 of the Code (collectively, “Plans”); and (ii) persons who are fiduciaries with respect to the investment of assets treated as “plan assets” within the meaning of U.S. Department of Labor (“DOL”) regulation 29 C.F.R. § 2510.3-101, as modified by Section 3(42) of ERISA (the “Plan Assets Regulation”), of a Plan. Investments by Plans are subject to the fiduciary requirements and the applicability of prohibited transaction restrictions under ERISA and the Code.

“Governmental plans” within the meaning of Section 3(32) of ERISA, certain “church plans” within the meaning of Section 3(33) of ERISA and non‑U.S. plans described in Section 4(b)(4) of ERISA, while not subject to the fiduciary responsibility and prohibited transaction provisions of Title I of ERISA or Section 4975 of the Code, may be subject to any federal, state, local, or non-U.S. law or regulation that is substantially similar to the foregoing provisions of ERISA and the Code. Fiduciaries of any such plans are advised to consult with their counsel prior to an investment in the Shares.

In contemplating an investment of a portion of Plan assets in the Shares, the Plan fiduciary responsible for making such investment should carefully consider, taking into account the facts and circumstances of the Plan, the “Risk Factors” discussed below and whether such investment is consistent with its fiduciary responsibilities. The Plan fiduciary should consider, among other issues, whether: (1) the fiduciary has the authority to make the investment under the appropriate governing plan instrument; (2) the investment would constitute a direct or indirect non-exempt prohibited transaction with a “party in interest” or a “disqualified person” within the meaning of Section 3(14) of ERISA and Section 4975(e)(2) of the Code respectively; (3) the investment is in accordance with the Plan’s funding objectives; and (4) such investment is appropriate for the Plan under the general fiduciary standards of investment prudence and diversification, taking into account the overall investment policy of the Plan, the composition of the Plan’s investment portfolio and the Plan’s need for sufficient liquidity to pay benefits when due. When evaluating the prudence of an investment in the Shares, the Plan fiduciary should consider the DOL’s regulation on investment duties, which can be found at 29 C.F.R. § 2550.404a-1.

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

As of the date of this filing, the LBMA Silver Price has been subjected to the test of actual trading markets for over ten years. As with any innovation, it is possible that electronic failures or other unanticipated events may occur that could result in delays in the announcement of, or the inability of the system to produce, an LBMA Silver Price on any given day. Furthermore, if a perception were to develop that the LBMA Silver Price is vulnerable to manipulation attempts, or if the administrative proceedings surrounding the determination and publication of the LBMA Silver Price were seen as unfair, biased or otherwise compromised by the markets, the behavior of investors and traders in silver may change, and those changes may have an effect on the price of silver (and, consequently, the value of the Shares). In any of these circumstances, the intervention of extraneous events disruptive of the normal interaction of supply and demand of silver at any given time, may result in distorted prices and losses on an investment in the Shares that, but for such extraneous events, might not have occurred.

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

The Trust is exposed to various operational risks, including human error, information technology failures and failure to comply with formal procedures intended to mitigate these risks, and is particularly dependent on electronic means of communicating, record-keeping and otherwise conducting business. In addition, the Trust generally exculpates, and in some cases indemnifies, its service providers and agents with respect to losses arising from unforeseen circumstances and events, which may include the interruption, suspension or restriction of trading on or the closure of NYSE Arca, power or other mechanical or technological failures or interruptions, computer viruses, communications disruptions, work stoppages, natural disasters, fire, war, terrorism, riots, rebellions or other circumstances beyond the control of the Trust or its service providers and agents. Accordingly, the Trust generally bears the risk of loss with respect to these unforeseen circumstances and events to the extent relating to the Trust or the Shares, which may limit or prevent the Trust from generating returns corresponding to the performance of the price of silver or otherwise expose it to loss.

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

The Sponsor and its affiliates manage other accounts, funds or trusts, including those that invest in silver bullion or other precious metals, and conflicts of interest may occur, which may reduce the value of the net assets of the Trust, the NAV and the trading price of the Shares.

The Sponsor or its affiliates and associates currently engage in, and may in the future engage, in the promotion, management or investment management of other accounts, funds or trusts that invest primarily in silver bullion or other precious metals. Although officers and professional staff of the Sponsor’s management intend to devote as much time to the Trust as is deemed appropriate to perform their duties, the Sponsor’s management may allocate their time and services among the Trust and the other accounts, funds or trusts. The Sponsor will provide any such services to the Trust on terms not less favorable to the Trust than would be available from a non-affiliated party.

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

The obligations of the Custodian under the Custody Agreement are governed by English law. The Trust is a New York common law trust. Any U.S., New York or other court situated in the United States may have difficulty interpreting English law (which, insofar as it relates to custody arrangements, is largely derived from court rulings rather than statute), LBMA rules or the customs and practices in the London custody market. It may be difficult or impossible for the Trust to sue the Custodian in a U.S., New York or other court situated in the United States. In addition, it may be difficult, time consuming and/or expensive for the Trust to enforce in a foreign court a judgment rendered by a U.S., New York or other court situated in the United States.

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

As of December 31, 2024, cybersecurity risks have not materially affected the Trust’s objective, results of operations or financial condition.

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

BlackRock seeks to address cybersecurity risks through a global, multilayered strategy of control programs that is designed to preserve the confidentiality, integrity and availability of the information that BlackRock collects and stores by identifying, preventing and mitigating cybersecurity threats and incidents. As one of the critical elements of BlackRock’s overall ERM framework, BlackRock’s cybersecurity program is focused on the following key areas:

●

Governance: As discussed in more detail under the heading “BlackRock’s Cybersecurity Governance” below, the oversight by BlackRock’s board of directors (“BlackRock’s Board”) of cybersecurity risk management is supported by BlackRock’s Risk Committee, which regularly interacts with BlackRock’s risk management function, BlackRock’s Chief Risk Officer (“CRO”) and Chief Information Security Officer (“CISO”), along with other members of management. In addition, technology and cybersecurity risks are formally overseen by a dedicated management risk governance committee, the Technology Risk and Cybersecurity Committee (“TRCC”), which is a sub-committee of the firmwide Enterprise Risk Committee (“ERC”).

●

Cross-Functional Approach: BlackRock has implemented a global, cross-functional approach to identifying, preventing, and mitigating cybersecurity threats and incidents, while also implementing layered preventative, detective, reactive and recovery controls to identify and manage cybersecurity risks.

●

Safeguards: BlackRock deploys a range of people, process and technical controls that are designed to protect BlackRock’s information systems from cybersecurity threats, which may include, among others: physical security controls; perimeter controls, including technical assessments, firewalls, network segregation, intrusion detection and prevention; tabletop exercises, ongoing vulnerability and patch management; vendor due diligence; multi-factor authentication; device encryption; application security, code testing and penetration testing; endpoint security, including anti‑malware protection, threat intel and response, managed detection and response, security configuration management, portable storage device lockdown, restricted administrative privileges; employee awareness, training, and phishing testing; data loss prevention program and monitoring; information security incident reporting and monitoring; and layered and comprehensive access controls.

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

BlackRock’s global information security team, in collaboration with the technology risk and internal audit teams, engages in the periodic assessment and testing of BlackRock’s cyber risks and cybersecurity program. These efforts may include a wide range of activities, including audits, assessments, wargames and “tabletop” exercises, threat modeling, vulnerability testing and other exercises focused on evaluating the effectiveness of our cybersecurity measures and planning. BlackRock also participates in financial services industry and government forums in an effort to improve both internal and sector cybersecurity defense. BlackRock regularly engages third parties and advisors to assess its cybersecurity control environment. The results of certain program and control assessments are reported to BlackRock’s Risk Committee, and BlackRock adjusts its cybersecurity program as appropriate based on the information provided by these assessments.

As of December 31, 2024, cybersecurity risks have not materially affected BlackRock’s business strategy, results of operations or financial condition.

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

BlackRock’s cybersecurity risk management and strategy processes, which are discussed in greater detail above, are led by BlackRock’s CISO. As of December 31, 2024, the CISO had over 30 years of experience in information technology with a 25-year concentration in information security, including previously serving as the CISO at several global financial institutions, and held the Certified Information Systems Security Professional certification. The CISO works closely with the leadership team and other subject matter experts in the global cybersecurity group, who collectively have extensive prior work experience in various roles involving managing information security, developing cybersecurity strategy, implementing effective information and cybersecurity programs and overseeing cybersecurity controls in technology risk and audit functions, as well as having relevant degrees and industry-leading certifications.

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

Holders

As of December 31, 2024, there were approximately 162 DTC participating shareholders of record of the Trust. Because most of the Trust’s Shares are held by brokers and other institutions on behalf of shareholders, we are unable to estimate the total number of shareholders represented by these record holders.

Dividends

The Trust did not declare any cash distributions to Shareholders during the fiscal years ended December 31, 2024 and 2023. The Trust has no obligation to make periodic distributions to Shareholders.

Use of Proceeds from Registered Securities

Not applicable.

Purchases of Equity Securities by the Issuers and Affiliated Purchaser

71,850,000 Shares (1,437 Baskets) were redeemed during the fourth quarter of the year ended December 31, 2024.

Period	Total Number of Shares Redeemed	Average Ounces of Silver Paid Per Share
10/01/24 to 10/31/24	14,700,000	$0.9119
11/01/24 to 11/30/24	19,150,000	0.9116
12/01/24 to 12/31/24	38,000,000	0.9112
Total	71,850,000	$0.9115

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

The following chart shows the daily LBMA Silver Price, as applicable, for the periods from December 2019 through December 2024:

Silver Prices (December 2019 - December 2024)

Results of Operations

The Year Ended December 31, 2024

The Trust’s net asset value increased from $10,389,177,775 at December 31, 2023 to $13,401,259,004 at December 31, 2024, a 28.99% increase for the year. The increase in the Trust’s net asset value resulted primarily from an increase in the price of silver, which grew 21.48% from $23.79 at December 31, 2023 to $28.90 at December 31, 2024 and an increase in the number of outstanding Shares, which rose from 477,000,000 Shares at December 31, 2023 to 508,950,000 Shares at December 31, 2024, a consequence of 293,550,000 Shares (5,871 Baskets) being created and 261,600,000 Shares (5,232 Baskets) being redeemed during the year.

The 20.89% increase in the NAV from $21.78 at December 31, 2023 to $26.33 at December 31, 2024 is directly related to the 21.48% increase in the price of silver.

The NAV increased slightly less than the price of silver on a percentage basis due to the Sponsor’s fees, which were $63,272,642 for the year, or 0.50% of the Trust’s average weighted assets of $12,664,538,520 during the year. The NAV of $31.47 on October 23, 2024 was the highest during the year, compared with a low during the year of $20.21 on February 14, 2024.

Net increase in net assets resulting from operations for the year ended December 31, 2024 was $2,165,540,895, resulting from an unrealized gain on investment in silver bullion of $1,001,643,726, a net realized gain of $1,216,849,453 on silver bullion distributed for the redemption of Shares, a net realized gain of $10,181,575 from silver bullion sold to pay expenses and a net realized gain of $138,783 from litigation proceeds during the year, partially offset by a net investment loss of $63,272,642. Other than the Sponsor’s fees of $63,272,642, the Trust had no expenses during the year.

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

The Year Ended December 31, 2022

The Trust’s net asset value decreased from $12,249,234,223 at December 31, 2021 to $11,160,084,971 at December 31, 2022, an 8.89% decrease for the year. The decrease in the Trust’s net asset value resulted primarily from a decrease in the number of outstanding Shares which fell from 573,800,000 Shares at December 31, 2021 to 506,550,000 Shares at December 31, 2022, a consequence of 175,900,000 Shares (3,518 Baskets) being created and 243,150,000 Shares (4,863 Baskets) being redeemed during the year. The decrease in the Trust’s net asset value was partially offset by an increase in the price of silver, which rose 3.72% from $23.09 at December 31, 2021 to $23.95 at December 31, 2022.

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

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

Not applicable.

Item 8. Financial Statements and Supplementary Data.

The following tables show the Trust’s quarterly financial information for 2024 and 2023.

	Three Months Ended (Unaudited)
	March 31, 2024	June 30, 2024	September 30, 2024	December 31, 2024
Expenses
Sponsor’s fee	$12,537,998	$15,254,121	$16,928,398	$18,552,125
Total Expenses	12,537,998	15,254,121	16,928,398	18,552,125
Net investment loss	(12,537,998)	(15,254,121)	(16,928,398)	(18,552,125)
Net Realized and Unrealized Gain (Loss)
Net realized gain from:
Litigation proceeds(a)	$—	$—	$138,783	$—
Silver bullion sold to pay expenses	594,406	2,597,562	2,926,466	4,063,141
Silver bullion distributed for the redemption of Shares	82,149,803	413,628,878	269,781,344	451,289,428
Net realized gain	82,744,209	416,226,440	272,846,593	455,352,569
Net change in unrealized appreciation/depreciation on investment in silver bullion	226,214,620	1,680,168,086	544,712,454	(1,449,451,434)
Net realized and unrealized gain (loss)	308,958,829	2,096,394,526	817,559,047	(994,098,865)
Net increase (decrease) in net assets resulting from operations	$296,420,831	$2,081,140,405	$800,630,649	$(1,012,650,990)
Net increase (decrease) in net assets per Share	$0.63	$4.45	$1.59	$(1.96)

(a)	Represents a payment received from a class action settlement related to silver.

	Three Months Ended (Unaudited)
	March 31, 2023	June 30, 2023	September 30, 2023	December 31, 2023
Expenses
Sponsor’s fee	$13,133,630	$14,120,304	$13,376,846	$12,931,043
Total Expenses	13,133,630	14,120,304	13,376,846	12,931,043
Net investment loss	(13,133,630)	(14,120,304)	(13,376,846)	(12,931,043)
Net Realized and Unrealized Gain (Loss)
Net realized gain from:
Silver bullion sold to pay expenses	$776,041	$1,318,757	$1,173,908	$604,351
Silver bullion distributed for the redemption of Shares	49,177,274	79,642,405	94,335,795	59,468,789
Net realized gain	49,953,315	80,961,162	95,509,703	60,073,140
Net change in unrealized appreciation/depreciation on investment in silver bullion	(115,731,699)	(745,821,212)	220,590,322	279,044,220
Net realized and unrealized gain (loss)	(65,778,384)	(664,860,050)	316,100,025	339,117,360
Net increase (decrease) in net assets resulting from operations	$(78,912,014)	$(678,980,354)	$302,723,179	$326,186,317
Net increase (decrease) in net assets per Share	$(0.15)	$(1.33)	$0.62	$0.68

See Index to Financial Statements on page F-1 for a list of the financial statements being filed herein.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

There have been no changes in accountants and no disagreements with accountants during the year ended December 31, 2024.

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

The Sponsor’s management, including the principal executive officer and principal financial officer of the Sponsor, assessed the effectiveness of the Trust’s internal control over financial reporting as of December 31, 2024. In making its assessment, the Sponsor’s management has utilized the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in its report entitled Internal Control – Integrated Framework (2013). Based on their assessment and those criteria, the Sponsor’s management concluded that the Trust maintained effective internal control over financial reporting as of December 31, 2024.

The effectiveness of the Trust’s internal control over financial reporting as of December 31, 2024 has been audited by PricewaterhouseCoopers LLP, the independent registered public accounting firm that audited and reported on the financial statements included in this Form 10-K, as stated in their report which is included herein.

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

Shannon Ghia is the President and Chief Executive Officer, and Bryan Bowers is the Chief Financial Officer of the Sponsor.

The Sponsor is managed by the Board of Directors composed of Philip Jensen, Peter Landini, Lindsey Haswell, Shannon Ghia and Bryan Bowers.

Shannon Ghia, 48, has served as a Director of the Sponsor since March 2022 and became a principal of the Sponsor on April 18, 2022. Ms. Ghia is a Managing Director of BlackRock and has served as Global Co-Head of ETF Markets since January 1, 2022. ETF Markets encompasses the Global Markets and Product Engineering teams within EII Markets and Investments (“the Engine”) of BlackRock’s ETF and Index Investing organization. The Engine teams drive investment integrity and market quality in BlackRock’s ETF and index portfolios. Global Markets and Product Engineering together strive to safeguard ETF trading, evolve the ETF ecosystem and develop best-in-class products with enduring integrity that promote clients’ financial well‑being. From January 1, 2016 to December 31, 2021, Ms. Ghia served as the U.S. Head of iShares Global Markets and was responsible for overseeing primary and secondary trading of the iShares ETF suite and developing the ETF ecosystem. In this capacity, Ms. Ghia built out the ETF trading platform and operational best practices to support a greater complexity of products and an acceleration in trading volumes. She also worked closely with exchanges, ETF service providers and liquidity providers to promote ETF market quality. Ms. Ghia’s service with BlackRock or its affiliates dates to 2002, including her years with Barclays Global Investors. Ms. Ghia earned a BA degree in Business / Economics with an emphasis in Accounting from the University of California, Santa Barbara.

Bryan Bowers, 49, has been employed by BlackRock or its affiliates since September 6, 2011, performing supervisory and managerial functions. Since October 4, 2021, Mr. Bowers has served as a Director of BlackRock and manages the Product Oversight and Governance team within BlackRock’s Global Accounting and Product Services (“GAAPS”) function. In that capacity, Mr. Bowers oversees fund accounting operations, strategic product initiatives, fund certifications, accounting policies and provides support to the Audit Committee of the Board for each iShares Trust, iShares, Inc. and iShares U.S. ETF Trust. From September 1, 2014 to October 3, 2021, Mr. Bowers served as a Director on the Global Financial Reporting on the Business Operations & Technology team within BlackRock’s GAAPS function. From September 6, 2011 to August 31, 2014, Mr. Bowers served as a Vice President on BlackRock’s Fund Administration team. Prior to joining BlackRock, Mr. Bowers served as an Assistant Vice President of State Street Corporation or its affiliates, where he served as a Unit Manager within the Global and Corporate Bond Accounting Units from September 1, 2007 to September 4, 2011. Mr. Bowers earned his B.S. degree in accounting from Stockton University.

Philip Jensen, 66, is Chairman of the Sponsor’s audit committee. In June 2001, Mr. Jensen joined Paul Capital Partners, an investment firm focusing on the secondary private equity and healthcare markets, for which he presently serves as Partner and previously served as Chief Operating Officer from 2002 to 2020. Mr. Jensen received his Bachelor of Science from San Francisco State University and practiced as a California Certified Public Accountant through 1992.

Peter Landini, 73, is a member of the Sponsor’s audit committee. In January 2003, Mr. Landini joined RBP Investment Advisors, Inc., a financial planning consultancy firm, for which he presently serves as Partner and Wealth Manager. Mr. Landini received his Bachelor of Science in accounting from Santa Clara University and an MBA in finance from Golden Gate University. Mr. Landini is a certified financial planner.

Lindsey Haswell, 46, is a member of the Sponsor’s audit committee. Ms. Haswell is the Chief Legal and Administrative Officer of MoonPay, a web3 and crypto payments company that she joined in February 2023. She served in the same capacity for crypto-asset firm Blockchain.com from May 2021 to February 2023. Since July 2022, she also has served on the founding team of the Core blockchain network, a Bitcoin-powered layer-one blockchain. Ms. Haswell was the Chief Legal and Administrative Officer of mobility company Lime from September 2018 to May 2021 and was a founding member of Uber’s Legal team, on which she served from January 2015 to November 2017. In November 2017, she founded a venture-backed company in the autonomous vehicle space. From August 2003 to January 2015, Ms. Haswell worked at the law firm Gibson, Dunn & Crutcher LLP, where she focused on tech counseling and litigation. Ms. Haswell earned a degree in Political Science and Journalism from the University of Southern California and a law degree from the University of Southern California.

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

BlackRock has adopted an insider trading policy governing the purchase, sale and other dispositions of BlackRock’s securities that applies to all employees of BlackRock and its subsidiaries, and BlackRock’s directors and officers, as well as BlackRock itself. BlackRock believes that its insider trading policy is reasonably designed to promote compliance with insider trading laws, rules and regulations, as well as applicable listing standards. A copy of BlackRock’s insider trading policy is filed as Exhibit 19.1 to this report.

Item 11. Executive Compensation.

The Trust has no employees, officers or directors. The Trust is managed by the Sponsor and pays the Sponsor the Sponsor’s fee. For the year ended December 31, 2024, the Trust has incurred Sponsor’s fees of $63,272,642.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Securities Authorized for Issuance under Equity Compensation Plans

Not applicable.

Security Ownership of Certain Beneficial Owners and Management

Not applicable.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

See Item 11 above.

Item 14. Principal Accounting Fees and Services.

Audit and Non-Audit Fees

The table below summarizes the fees for services performed by PricewaterhouseCoopers LLP for the years ended December 31, 2024 and 2023.

	2024	2023
Audit fees	$64,800	$64,800
Audit-related fees	250	263
Tax fees	—	—
All other fees	—	—
Total	$65,050	$65,063

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

10.3	Sub-license Agreement is incorporated by reference to Exhibit 10.2 of Registration Statement No. 333-156506 filed by the Registrant on December 30, 2008

19.1*	Global Insider Trading Policy

23.1*	Consent of PricewaterhouseCoopers LLP

31.1*	Certification by Principal Executive Officer Pursuant to Section 302 of the Sarbanes‑Oxley Act of 2002

31.2*	Certification by Principal Financial Officer Pursuant to Section 302 of the Sarbanes‑Oxley Act of 2002

32.1*	Certification by Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes‑Oxley Act of 2002

32.2*	Certification by Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes‑Oxley Act of 2002

97.1	Executive Officer Incentive-Based Compensation Clawback Policy is incorporated by reference to Exhibit 97.1 of the Annual Report on Form 10-K filed by the Registrant on February 20, 2024

101.INS*	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File included as Exhibit 101 (embedded within the Inline XBRL document)

*	Filed herewith

Item 16. Form 10-K Summary.

None.

iShares® Silver Trust

Financial Statements

Report of Independent Registered Public Accounting Firm

To the Sponsor and Shareholders of iShares Silver Trust

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying statements of assets and liabilities, including the schedules of investments, of iShares Silver Trust (the “Trust”) as of December 31, 2024 and 2023, and the related statements of operations, changes in net assets and cash flows for each of the three years in the period ended December 31, 2024, including the related notes (collectively referred to as the “financial statements”). We also have audited the Trust’s internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Trust as of December 31, 2024 and 2023, and the results of its operations, changes in its net assets and its cash flows for each of the three years in the period ended December 31, 2024 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Trust maintained, in all material respects, effective internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

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
February 18, 2025

We have served as the Trust’s auditor since 2006.

iShares® Silver Trust

Statements of Assets and Liabilities

At December 31, 2024 and 2023

	December 31,
	2024	2023
Assets
Investment in silver bullion, at fair value(a)	$13,407,235,411	$10,393,666,180
Total Assets	13,407,235,411	10,393,666,180

Liabilities
Sponsor’s fees payable	5,976,407	4,488,405
Total Liabilities	5,976,407	4,488,405

Commitments and contingent liabilities (Note 6)	—	—

Net Assets	$13,401,259,004	$10,389,177,775

Shares issued and outstanding(b)	508,950,000	477,000,000
Net asset value per Share (Note 2C)	$26.33	$21.78

(a)	Cost of investment in silver bullion: $11,628,353,352 and $9,616,427,847, respectively.
(b)	No par value, unlimited amount authorized.

See notes to financial statements.

iShares® Silver Trust

Statements of Operations

For the years ended December 31, 2024, 2023 and 2022

	Years Ended December 31,
	2024	2023	2022
Expenses
Sponsor’s fees	$63,272,642	$53,561,823	$56,435,296
Total expenses	63,272,642	53,561,823	56,435,296
Net investment loss	(63,272,642)	(53,561,823)	(56,435,296)

Net Realized and Unrealized Gain (Loss)
Net realized gain (loss) from:
Litigation proceeds(a)	138,783	—	—
Silver bullion sold to pay expenses	10,181,575	3,873,057	(38,589)
Silver bullion distributed for the redemption of Shares	1,216,849,453	282,624,263	(176,990,635)
Net realized gain (loss)	1,227,169,811	286,497,320	(177,029,224)
Net change in unrealized appreciation/depreciation	1,001,643,726	(361,918,369)	215,447,290
Net realized and unrealized gain (loss)	2,228,813,537	(75,421,049)	38,418,066

Net increase (decrease) in net assets resulting from operations	$2,165,540,895	$(128,982,872)	$(18,017,230)

Net increase (decrease) in net assets per Share(b)	$4.42	$(0.26)	$(0.03)

(a)	Represents a payment received from a class action settlement related to silver.
(b)	Net increase (decrease) in net assets per Share based on average shares outstanding during the year.

See notes to financial statements.

iShares® Silver Trust

Statements of Changes in Net Assets

For the years ended December 31, 2024, 2023 and 2022

	Years Ended December 31,
	2024	2023	2022
Net Assets, Beginning of Year	$10,389,177,775	$11,160,084,971	$12,249,234,223

Operations:
Net investment loss	(63,272,642)	(53,561,823)	(56,435,296)
Net realized gain (loss)	1,227,169,811	286,497,320	(177,029,224)
Net change in unrealized appreciation/depreciation	1,001,643,726	(361,918,369)	215,447,290
Net increase (decrease) in net assets resulting from operations	2,165,540,895	(128,982,872)	(18,017,230)

Capital Share Transactions:
Contributions for Shares issued	7,621,670,899	3,580,116,083	3,608,993,778
Distributions for Shares redeemed	(6,775,130,565)	(4,222,040,407)	(4,680,125,800)
Net increase (decrease) in net assets from capital share transactions	846,540,334	(641,924,324)	(1,071,132,022)

Increase (decrease) in net assets	3,012,081,229	(770,907,196)	(1,089,149,252)

Net Assets, End of Year	$13,401,259,004	$10,389,177,775	$11,160,084,971

Shares issued and redeemed
Shares issued	293,550,000	167,250,000	175,900,000
Shares redeemed	(261,600,000)	(196,800,000)	(243,150,000)
Net increase (decrease) in Shares issued and outstanding	31,950,000	(29,550,000)	(67,250,000)

See notes to financial statements.

iShares® Silver Trust

Statements of Cash Flows

For the years ended December 31, 2024, 2023 and 2022

	Years Ended December 31,
	2024	2023	2022
Cash Flows from Operating Activities
Proceeds from silver bullion sold to pay expenses	$61,784,640	$53,707,373	$56,964,663
Expenses – Sponsor’s fees paid	(61,784,640)	(53,707,373)	(56,964,663)
Net cash provided by operating activities	—	—	—
Increase (decrease) in cash	—	—	—
Cash, beginning of year	—	—	—
Cash, end of year	$—	$—	$—

Reconciliation of Net Increase (Decrease) in Net Assets Resulting from Operations to Net Cash Provided by (Used in) Operating Activities
Net increase (decrease) in net assets resulting from operations	$2,165,540,895	$(128,982,872)	$(18,017,230)
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by (used in) operating activities:
Proceeds from silver bullion sold to pay expenses	61,784,640	53,707,373	56,964,663
Litigation Proceeds(a)	(138,783)	—	—
Net realized (gain) loss	(1,227,031,028)	(286,497,320)	177,029,224
Net change in unrealized appreciation/depreciation	(1,001,643,726)	361,918,369	(215,447,290)
Change in operating assets and liabilities:
Sponsor’s fees payable	1,488,002	(145,550)	(529,367)
Net cash provided by (used in) operating activities	$—	$—	$—

Supplemental disclosure of non-cash information:
Silver bullion contributed for Shares issued	$7,621,670,899	$3,580,116,083	$3,608,993,778
Silver bullion distributed for Shares redeemed	$(6,775,130,565)	$(4,222,040,407)	$(4,680,125,800)

(a)	Represents a payment received from a class action settlement related to silver.

See notes to financial statements.

iShares® Silver Trust

Schedules of Investments

At December 31, 2024 and 2023

December 31, 2024

Description	Ounces	Cost	Fair Value
Silver bullion	463,837,932	$11,628,353,352	$13,407,235,411

Total Investments — 100.04%			13,407,235,411
Less Liabilities — (0.04)%			(5,976,407)
Net Assets — 100.00%			$13,401,259,004

December 31, 2023

Description	Ounces	Cost	Fair Value
Silver bullion	436,892,231	$9,616,427,847	$10,393,666,180

Total Investments — 100.04%			10,393,666,180
Less Liabilities — (0.04)%			(4,488,405)
Net Assets — 100.00%			$10,389,177,775

See notes to financial statements.

iShares® Silver Trust

Notes to Financial Statements

December 31, 2024

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

Gain or loss on sales of silver bullion is calculated on a trade date basis using the average cost method.

The following tables summarize activity in silver bullion for the years ended December 31, 2024, 2023 and 2022:

Year Ended December 31, 2024	Ounces	Cost	Fair Value	Realized Gain (Loss)
Beginning balance	436,892,231	$9,616,427,847	$10,393,666,180	$—
Silver bullion contributed	268,075,875	7,621,670,899	7,621,670,899	—
Silver bullion distributed	(238,913,180)	(5,558,281,112)	(6,775,130,565)	1,216,849,453
Silver bullion sold to pay expenses	(2,216,994)	(51,464,282)	(61,784,640)	10,181,575
Net realized gain	—	—	1,227,031,028	—
Litigation Proceeds(a)	—	—	138,783	—
Net change in unrealized appreciation/depreciation	—	—	1,001,643,726	—
Ending balance	463,837,932	$11,628,353,352	$13,407,235,411	$1,227,031,028

(a)	Includes a payment received from a class action settlement related to silver of $138,783.

Year Ended December 31, 2023	Ounces	Cost	Fair Value	Realized Gain (Loss)
Beginning balance	466,265,146	$10,025,562,224	$11,164,718,926	$—
Silver bullion contributed	153,556,215	3,580,116,083	3,580,116,083	—
Silver bullion distributed	(180,643,461)	(3,939,416,144)	(4,222,040,407)	282,624,263
Silver bullion sold to pay expenses	(2,285,669)	(49,834,316)	(53,707,373)	3,873,057
Net realized gain	—	—	286,497,320	—
Net change in unrealized appreciation/depreciation	—	—	(361,918,369)	—
Ending balance	436,892,231	$9,616,427,847	$10,393,666,180	$286,497,320

Year Ended December 31, 2022	Ounces	Cost	Fair Value	Realized Gain (Loss)
Beginning balance	530,838,100	$11,330,688,133	$12,254,397,545	$—
Silver bullion contributed	162,289,256	3,608,993,778	3,608,993,778	—
Silver bullion distributed	(224,224,243)	(4,857,116,435)	(4,680,125,800)	(176,990,635)
Silver bullion sold to pay expenses	(2,637,967)	(57,003,252)	(56,964,663)	(38,589)
Net realized loss	—	—	(177,029,224)	—
Net change in unrealized appreciation/depreciation	—	—	215,447,290	—
Ending balance	466,265,146	$10,025,562,224	$11,164,718,926	$(177,029,224)

C.	Calculation of Net Asset Value

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

When silver bullion is exchanged in settlement of a redemption, it is considered a sale of silver bullion for accounting purposes.

Share activities for the years ended December 31, 2024, 2023 and 2022 were as follows:

	December 31,
	2024		2023		2022
	Shares	Amount	Shares	Amount	Shares	Amount
Shares issued	293,550,000	$7,621,670,899	167,250,000	$3,580,116,083	175,900,000	$3,608,993,778
Shares redeemed	(261,600,000)	(6,775,130,565)	(196,800,000)	(4,222,040,407)	(243,150,000)	(4,680,125,800)
Net increase (decrease)	31,950,000	$846,540,334	(29,550,000)	$(641,924,324)	(67,250,000)	$(1,071,132,022)

E.	Federal Income Taxes

The Trust is treated as a grantor trust for federal income tax purposes and, therefore, no provision for federal income taxes is required. Any interest, expenses, gains and losses are passed through to the holders of Shares of the Trust.

The Sponsor has analyzed applicable tax laws and regulations and their application to the Trust as of  December 31, 2024 and does not believe that there are any uncertain tax positions that require recognition of a tax liability.

F.	Segment Reporting

The Trust adopted Financial Accounting Standards Board Update 2023-07, Segment Reporting (Topic 280) - Improvements to Reportable Segment Disclosures (“ASU 2023-07”) during the period. The Trust’s adoption of the new standard impacted financial statement disclosures only and did not affect the Trust’s financial position or results of operations.

The Chief Financial Officer of the Sponsor acts as the Trust’s Chief Operating Decision Maker (“CODM”) and is responsible for assessing performance and allocating resources with respect to the Trust. The CODM has concluded that the Trust operates as a single operating segment since the Trust has a single investment strategy as disclosed in its prospectus, against which the CODM assesses performance. The financial information provided to and reviewed by the CODM is presented within the Trust's financial statements.

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

8 - Financial Highlights

The following financial highlights relate to investment performance and operations for a Share outstanding for the years ended December 31, 2024, 2023 and 2022.

	December 31,
	2024	2023	2022
Net asset value per Share, beginning of year	$21.78	$22.03	$21.35

Net investment loss(a)	(0.13)	(0.11)	(0.10)
Net realized and unrealized gain (loss)(b)	4.68	(0.14)	0.78
Net increase (decrease) in net assets from operations	4.55	(0.25)	0.68
Net asset value per Share, end of year	$26.33	$21.78	$22.03

Total return, at net asset value(c)	20.89%	(1.13)%	3.19%

Ratio to average net assets:
Net investment loss	(0.50)%	(0.50)%	(0.50)%
Expenses	0.50%	0.50%	0.50%

(a)	Based on average Shares outstanding during the year.
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

At December 31, 2024 and December 31, 2023, the value of the silver bullion held by the Trust is categorized as Level 1.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned in the capacities* indicated thereunto duly authorized.

iShares Delaware Trust Sponsor LLC,
Sponsor of iShares Silver Trust (registrant)

/s/ Shannon Ghia

Shannon Ghia
Director, President and Chief Executive Officer
(Principal executive officer)

Date:	February 18, 2025

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities* and on the dates indicated.

/s/ Shannon Ghia

Shannon Ghia
Director, President and Chief Executive Officer
(Principal executive officer)

Date:	February 18, 2025

/s/ Bryan Bowers

Bryan Bowers
Director and Chief Financial Officer
(Principal financial and accounting officer)

Date:	February 18, 2025

/s/ Philip Jensen

Philip Jensen
Director

Date:	February 18, 2025

/s/ Peter Landini

Peter Landini
Director

Date:	February 18, 2025

/s/ Lindsey Haswell

Lindsey Haswell
Director

Date:	February 18, 2025

*    The registrant is a trust and the persons are signing in their respective capacities as officers or directors of iShares Delaware Trust Sponsor LLC, the Sponsor of the registrant.