Form 10-Q
period 2025-03-31
iShares Silver Trust
filed 2025-05-07
CIK 1330568

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

 FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2025
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

As of April 30, 2025, the Registrant had 495,050,000 Shares outstanding.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

iShares® Silver Trust

Statements of Assets and Liabilities (Unaudited)

At March 31, 2025 and December 31, 2024

	March 31, 2025	December 31, 2024
Assets
Investment in silver bullion, at fair value(a)	$15,255,556,304	$13,407,235,411
Receivable for investments sold	12,394,086	—
Total Assets	15,267,950,390	13,407,235,411

Liabilities
Sponsor’s fees payable	6,188,987	5,976,407
Payable for capital shares redeemed	12,394,081	—
Total Liabilities	18,583,068	5,976,407

Commitments and contingent liabilities (Note 6)	—	—

Net Assets	$15,249,367,322	$13,401,259,004

Shares issued and outstanding(b)	492,150,000	508,950,000
Net asset value per Share (Note 2C)	$30.99	$26.33

(a)	Cost of investment in silver bullion: $11,691,914,328 and $11,628,353,352, respectively.
(b)	No par value, unlimited amount authorized.

See notes to financial statements.

iShares® Silver Trust

Statements of Operations (Unaudited)

For the three months ended March 31, 2025 and 2024

	Three Months Ended March 31,
	2025	2024
Expenses
Sponsor’s fees	$17,518,363	$12,537,998
Total expenses	17,518,363	12,537,998
Net investment loss	(17,518,363)	(12,537,998)

Net Realized and Unrealized Gain (Loss)
Net realized gain from:
Silver bullion sold to pay expenses	3,051,265	594,406
Silver bullion distributed for the redemption of Shares	514,709,786	82,149,803
Net realized gain	517,761,051	82,744,209
Net change in unrealized appreciation/depreciation	1,784,759,917	226,214,620
Net realized and unrealized gain	2,302,520,968	308,958,829

Net increase in net assets resulting from operations	$2,285,002,605	$296,420,831

Net increase in net assets per Share(a)	$4.66	$0.63

(a)	Net increase in net assets per Share based on average shares outstanding during the period.

See notes to financial statements.

iShares® Silver Trust

Statements of Changes in Net Assets (Unaudited)

For the three months ended March 31, 2025

Three Months Ended March 31, 2025
Net Assets at December 31, 2024	$13,401,259,004

Operations:
Net investment loss	(17,518,363)
Net realized gain	517,761,051
Net change in unrealized appreciation/depreciation	1,784,759,917
Net increase in net assets resulting from operations	2,285,002,605

Capital Share Transactions:
Contributions for Shares issued	2,148,318,301
Distributions for Shares redeemed	(2,585,212,588)
Net decrease in net assets from capital share transactions	(436,894,287)

Increase in net assets	1,848,108,318

Net Assets at March 31, 2025	$15,249,367,322

Shares issued and redeemed
Shares issued	72,750,000
Shares redeemed	(89,550,000)
Net decrease in Shares issued and outstanding	(16,800,000)

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

See notes to financial statements.

iShares® Silver Trust

Statements of Cash Flows (Unaudited)

For the three months ended March 31, 2025 and 2024

	Three Months Ended March 31,
	2025	2024
Cash Flows from Operating Activities
Proceeds from silver bullion sold to pay expenses	$17,305,788	$12,670,512
Expenses – Sponsor’s fees paid	(17,305,788)	(12,670,512)
Net cash provided by operating activities	—	—
Increase (decrease) in cash	—	—
Cash, beginning of period	—	—
Cash, end of period	$—	$—

Reconciliation of Net Increase (Decrease) in Net Assets Resulting from Operations to Net Cash Provided by (Used in) Operating Activities
Net increase in net assets resulting from operations	$2,285,002,605	$296,420,831
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by (used in) operating activities:
Proceeds from silver bullion sold to pay expenses	17,305,788	12,670,512
Net realized (gain) loss	(517,761,051)	(82,744,209)
Net change in unrealized appreciation/depreciation	(1,784,759,917)	(226,214,620)
Change in operating assets and liabilities:
Sponsor’s fees payable	212,580	(132,514)
Receivable for investments sold	(12,394,086)	—
Payable for capital shares redeemed	12,394,081	—
Net cash provided by (used in) operating activities	$—	$—

Supplemental disclosure of non-cash information:
Silver bullion contributed for Shares issued	$2,148,318,301	$1,314,477,812
Silver bullion distributed for Shares redeemed	$(2,585,212,588)	$(1,432,431,212)

See notes to financial statements.

iShares® Silver Trust

Schedules of Investments (Unaudited)

At March 31, 2025 and December 31, 2024

March 31, 2025

Description	Ounces	Cost	Fair Value
Silver bullion	447,968,178	$11,691,914,328	$15,255,556,304

Total Investments – 100.04%			15,255,556,304
Other Assets Less Liabilities – (0.04)%			(6,188,982)
Net Assets – 100.00%			$15,249,367,322

December 31, 2024

Description	Ounces	Cost	Fair Value
Silver bullion	463,837,932	$11,628,353,352	$13,407,235,411

Total Investments – 100.04%			13,407,235,411
Less Liabilities – (0.04)%			(5,976,407)
Net Assets – 100.00%			$13,401,259,004

See notes to financial statements.

iShares® Silver Trust

Notes to Financial Statements (Unaudited)

March 31, 2025

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

The accompanying unaudited financial statements were prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”) for interim financial information and with the instructions for Form 10-Q and the rules and regulations of the U.S. Securities and Exchange Commission (the “SEC”). In the opinion of management, all material adjustments, consisting only of normal recurring adjustments considered necessary for a fair statement of the interim period financial statements, have been made. Interim period results are not necessarily indicative of results for a full-year period. These financial statements and the notes thereto should be read in conjunction with the Trust’s financial statements included in its Annual Report on Form 10-K for the year ended December 31, 2024, as filed with the SEC on February 19, 2025.

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

Gain or loss on sales of silver bullion is calculated on a trade date basis using the average cost method.

The following tables summarize activity in silver bullion for the three months ended March 31, 2025 and 2024:

Three Months Ended March 31, 2025	Ounces	Cost	Fair Value	Realized Gain (Loss)
Beginning balance	463,837,932	$11,628,353,352	$13,407,235,411	$—
Silver bullion contributed	66,224,506	2,148,318,301	2,148,318,301	—
Silver bullion distributed	(81,530,230)	(2,070,502,802)	(2,585,212,588)	514,709,786
Silver bullion sold to pay expenses	(564,030)	(14,254,523)	(17,305,788)	3,051,265
Net realized gain	—	—	517,761,051	—
Net change in unrealized appreciation/depreciation	—	—	1,784,759,917	—
Ending balance	447,968,178	$11,691,914,328	$15,255,556,304	$517,761,051

Three Months Ended March 31, 2024	Ounces	Cost	Fair Value	Realized Gain (Loss)
Beginning balance	436,892,231	$9,616,427,847	$10,393,666,180	$—
Silver bullion contributed	55,670,911	1,314,477,812	1,314,477,812	—
Silver bullion distributed	(61,208,264)	(1,350,281,409)	(1,432,431,212)	82,149,803
Silver bullion sold to pay expenses	(547,987)	(12,076,106)	(12,670,512)	594,406
Net realized gain	—	—	82,744,209	—
Net change in unrealized appreciation/depreciation	—	—	226,214,620	—
Ending balance	430,806,891	$9,568,548,144	$10,572,001,097	$82,744,209

C.	Calculation of Net Asset Value

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

The Sponsor has analyzed applicable tax laws and regulations and their application to the Trust as of  March 31, 2025 and does not believe that there are any uncertain tax positions that require recognition of a tax liability.

F.	Segment Reporting

The Chief Financial Officer of the Sponsor acts as the Trust’s Chief Operating Decision Maker (“CODM”) and is responsible for assessing performance and allocating resources with respect to the Trust. The CODM has concluded that the Trust operates as a single operating segment since the Trust has a single investment strategy as disclosed in its prospectus, against which the CODM assesses performance. The financial information provided to and reviewed by the CODM is presented within the Trust’s financial statements.

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

In the normal course of business, the Trust may enter into contracts with service providers that contain general indemnification clauses. The Trust’s maximum exposure under these arrangements is unknown as this would involve future potential claims that may be made against the Trust that have not yet occurred.

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

The following financial highlights relate to investment performance and operations for a Share outstanding for the three months ended March 31, 2025 and 2024.

	Three Months Ended March 31,
	2025	2024
Net asset value per Share, beginning of period	$26.33	$21.78

Net investment loss(a)	(0.04)	(0.03)
Net realized and unrealized gain(b)	4.70	0.69
Net increase in net assets from operations	4.66	0.66
Net asset value per Share, end of period	$30.99	$22.44

Total return, at net asset value(c)(d)	17.70%	3.03%

Ratio to average net assets:
Net investment loss(e)	(0.50)%	(0.50)%
Expenses(e)	0.50%	0.50%

(a)	Based on average Shares outstanding during the period.
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

At March 31, 2025 and December 31, 2024, the value of the silver bullion held by the Trust is categorized as Level 1.

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

Valuation of Silver Bullion; Computation of Net Asset Value

On each business day, as soon as practicable after 4:00 p.m. (New York time), the Trustee evaluates the silver held by the Trust and determines the net asset value of the Trust and the net asset value per Share (“NAV”). The Trustee values the silver held by the Trust using the price per ounce of silver determined in an electronic auction hosted by ICE Benchmark Administration (“IBA”) that begins at 12:00 p.m. (London time) and published shortly thereafter, on the day the valuation takes place (such price, the “LBMA Silver Price”). If there is no announced LBMA Silver Price on any day, the Trustee is authorized to use the most recently announced LBMA Silver Price unless the Trustee, in consultation with the Sponsor, determines that such price is inappropriate as a basis for evaluation. The LBMA Silver Price is used by the Trust because it is commonly used by the U.S. silver market as an indicator of the value of silver and is permitted to be used under the Trust Agreement. The use of an indicator of the value of silver bullion other than the LBMA Silver Price could result in materially different fair value pricing of the silver held by the Trust, and as such, could result in different cost or market adjustments or in different redemption value adjustments of the outstanding redeemable capital Shares. Having valued the silver held by the Trust, the Trustee then subtracts all accrued fees, expenses and other liabilities of the Trust from the total value of the silver and other assets held by the Trust. The result is the net asset value of the Trust. The Trustee computes NAV by dividing the net asset value of the Trust by the number of Shares outstanding on the date the computation is made.

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

Results of Operations

The Quarter Ended March 31, 2025

The Trust’s net asset value increased from $13,401,259,004 at December 31, 2024 to $15,249,367,322 at March 31, 2025, a 13.79% increase. The increase in the Trust’s net asset value resulted primarily from an increase in the price of silver, which grew 17.85% from $28.90 at December 31, 2024 to $34.06 at March 31, 2025, partially offset by a decrease in the number of outstanding Shares, which fell from 508,950,000 Shares at December 31, 2024 to 492,150,000 Shares at March 31, 2025, a consequence of 72,750,000 Shares (1,455 Baskets) being created and 89,550,000 Shares (1,791 Baskets) being redeemed during the quarter.

The 17.70% increase in the NAV from $26.33 at December 31, 2024 to $30.99 at March 31, 2025 is directly related to the 17.85% increase in the price of silver.

The NAV increased slightly less than the price of silver on a percentage basis due to the Sponsor’s fees, which were $17,518,363 for the quarter, or 0.12% of the Trust’s average weighted assets of $14,209,036,812 during the quarter. The NAV of $31.30 on March 28, 2025 was the highest during the quarter, compared with a low during the quarter of $26.79 on January 2, 2025.

Net increase in net assets resulting from operations for the quarter ended March 31, 2025 was $2,285,002,605, resulting from an unrealized gain on investment in silver bullion of $1,784,759,917, a net realized gain of $514,709,786 on silver bullion distributed for the redemption of Shares, a net realized gain of $3,051,265 from investment in silver bullion sold to pay expenses, partially offset by a net investment loss of $17,518,363. Other than the Sponsor’s fees of $17,518,363, the Trust had no expenses during the quarter.

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

PART II – OTHER INFORMATION

Item 1. Legal Proceedings.

None.

Item 1A. Risk Factors

There have been no material changes to the Risk Factors last reported under Part I, Item 1A of the registrant’s Annual Report on Form 10-K for the year ended December 31, 2024, filed with the Securities and Exchange Commission on February 19, 2025.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

a) None.

b) Not applicable.

c) 89,550,000 Shares (1,791 Baskets) were redeemed during the quarter ended March 31, 2025.

Period	Total Number of Shares Redeemed	Average Ounces of Silver Paid Per Share
01/01/25 to 01/31/25	32,300,000	$0.9107
02/01/25 to 02/28/25	36,050,000	0.9105
03/01/25 to 03/31/25	21,200,000	0.9100
Total	89,550,000	$0.9104

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
Sponsor of iShares Silver Trust (registrant)

/s/ Shannon Ghia

Shannon Ghia
Director, President and Chief Executive Officer
(Principal executive officer)

Date:	May 7, 2025

/s/ Bryan Bowers

Bryan Bowers
Director and Chief Financial Officer
(Principal financial and accounting officer)

Date:	May 7, 2025

*	The registrant is a trust and the persons are signing in their respective capacities as officers of iShares Delaware Trust Sponsor LLC, the Sponsor of the registrant.