Form 10-Q
period 2025-06-30
iShares Silver Trust
filed 2025-08-05
CIK 1330568

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2025
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

As of July 31, 2025, the Registrant had 532,700,000 Shares outstanding.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

iShares® Silver Trust

Statements of Assets and Liabilities (Unaudited)

At June 30, 2025 and December 31, 2024

	June 30, 2025	December 31, 2024
Assets
Investment in silver bullion, at fair value(a)	$17,197,840,225	$13,407,235,411
Receivable for capital shares sold	49,037,418	—
Total Assets	17,246,877,643	13,407,235,411

Liabilities
Sponsor’s fees payable	6,956,092	5,976,407
Payable for investments purchased	49,037,450	—
Total Liabilities	55,993,542	5,976,407

Commitments and contingent liabilities (Note 6)	—	—

Net Assets	$17,190,884,101	$13,401,259,004

Shares issued and outstanding(b)	525,850,000	508,950,000
Net asset value per Share (Note 2C)	$32.69	$26.33

(a)	Cost of investment in silver bullion: $13,126,982,096 and $11,628,353,352, respectively.
(b)	No par value, unlimited amount authorized.

See notes to financial statements.

iShares® Silver Trust

Statements of Operations (Unaudited)

For the three and six months ended June 30, 2025 and 2024

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Expenses
Sponsor’s fees	$19,191,181	$15,254,121	$36,709,544	$27,792,119
Total expenses	19,191,181	15,254,121	36,709,544	27,792,119
Net investment loss	(19,191,181)	(15,254,121)	(36,709,544)	(27,792,119)

Net Realized and Unrealized Gain (Loss)
Net realized gain from:
Silver bullion sold to pay expenses	3,667,310	2,597,562	6,718,575	3,191,968
Silver bullion distributed for the redemption of Shares	412,850,821	413,628,878	927,560,607	495,778,681
Net realized gain	416,518,131	416,226,440	934,279,182	498,970,649
Net change in unrealized appreciation/depreciation	507,216,153	1,680,168,086	2,291,976,070	1,906,382,706
Net realized and unrealized gain	923,734,284	2,096,394,526	3,226,255,252	2,405,353,355

Net increase in net assets resulting from operations	$904,543,103	$2,081,140,405	$3,189,545,708	$2,377,561,236

Net increase in net assets per Share(a)	$1.79	$4.45	$6.42	$5.06

(a)	Net increase in net assets per Share based on average shares outstanding during the period.

See notes to financial statements.

iShares® Silver Trust

Statements of Changes in Net Assets (Unaudited)

For the three and six months ended June 30, 2025

Six Months Ended June 30, 2025
Net Assets at December 31, 2024	$13,401,259,004

Operations:
Net investment loss	(17,518,363)
Net realized gain	517,761,051
Net change in unrealized appreciation/depreciation	1,784,759,917
Net increase in net assets resulting from operations	2,285,002,605

Capital Share Transactions:
Contributions for Shares issued	2,148,318,301
Distributions for Shares redeemed	(2,585,212,588)
Net decrease in net assets from capital share transactions	(436,894,287)

Increase in net assets	1,848,108,318

Net Assets at March 31, 2025	$15,249,367,322

Operations:
Net investment loss	(19,191,181)
Net realized gain	416,518,131
Net change in unrealized appreciation/depreciation	507,216,153
Net increase in net assets resulting from operations	904,543,103

Capital Share Transactions:
Contributions for Shares issued	3,025,793,809
Distributions for Shares redeemed	(1,988,820,133)
Net increase in net assets from capital share transactions	1,036,973,676

Increase in net assets	1,941,516,779

Net Assets at June 30, 2025	$17,190,884,101

Shares issued and redeemed
Shares issued	171,450,000
Shares redeemed	(154,550,000)
Net increase in Shares issued and outstanding	16,900,000

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

See notes to financial statements.

iShares® Silver Trust

Statements of Cash Flows (Unaudited)

For the six months ended June 30, 2025 and 2024

	Six Months Ended June 30,
	2025	2024
Cash Flows from Operating Activities
Proceeds from silver bullion sold to pay expenses	$35,729,827	$27,056,987
Expenses – Sponsor’s fees paid	(35,729,827)	(27,056,987)
Net cash provided by operating activities	—	—
Increase (decrease) in cash	—	—
Cash, beginning of period	—	—
Cash, end of period	$—	$—

Reconciliation of Net Increase (Decrease) in Net Assets Resulting from Operations to Net Cash Provided by (Used in) Operating Activities
Net increase in net assets resulting from operations	$3,189,545,708	$2,377,561,236
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by (used in) operating activities:
Proceeds from silver bullion sold to pay expenses	35,729,827	27,056,987
Net realized (gain) loss	(934,279,182)	(498,970,649)
Net change in unrealized appreciation/depreciation	(2,291,976,070)	(1,906,382,706)
Change in operating assets and liabilities:
Sponsor’s fees payable	979,685	735,132
Receivable for capital shares sold	(49,037,418)	—
Payable for investments purchased	49,037,450	—
Net cash provided by (used in) operating activities	$—	$—

Supplemental disclosure of non-cash information:
Silver bullion contributed for Shares issued	$5,174,112,110	$3,430,050,047
Silver bullion distributed for Shares redeemed	$(4,574,032,721)	$(3,354,168,770)

See notes to financial statements.

iShares® Silver Trust

Schedules of Investments (Unaudited)

At June 30, 2025 and December 31, 2024

June 30, 2025

Description	Ounces	Cost	Fair Value
Silver bullion	478,049,763	$13,126,982,096	$17,197,840,225

Total Investments — 100.04%			17,197,840,225
Liabilities in Excess of Other Assets — (0.04)%			(6,956,124)
Net Assets — 100.00%			$17,190,884,101

December 31, 2024

Description	Ounces	Cost	Fair Value
Silver bullion	463,837,932	$11,628,353,352	$13,407,235,411

Total Investments — 100.04%			13,407,235,411
Liabilities in Excess of Other Assets — (0.04)%			(5,976,407)
Net Assets — 100.00%			$13,401,259,004

See notes to financial statements.

iShares® Silver Trust

Notes to Financial Statements (Unaudited)

June 30, 2025

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

Gain or loss on sales of silver bullion is calculated on a trade date basis using the average cost method.

The following tables summarize activity in silver bullion for the three months ended June 30, 2025 and 2024:

Three Months Ended June 30, 2025	Ounces	Cost	Fair Value	Realized Gain (Loss)
Beginning balance	447,968,178	$11,691,914,328	$15,255,556,304	$—
Silver bullion contributed	89,745,308	3,025,793,809	3,025,793,809	—
Silver bullion distributed	(59,107,248)	(1,575,969,311)	(1,988,820,133)	412,850,821
Silver bullion sold to pay expenses	(556,475)	(14,756,730)	(18,424,039)	3,667,310
Net realized gain	—	—	416,518,131	—
Net change in unrealized appreciation/depreciation	—	—	507,216,153	—
Ending balance	478,049,763	$13,126,982,096	$17,197,840,225	$416,518,131

Three Months Ended June 30, 2024	Ounces	Cost	Fair Value	Realized Gain (loss)
Beginning balance	430,806,891	$9,568,548,144	$10,572,001,097	$—
Silver bullion contributed	73,975,988	2,115,572,235	2,115,572,235	—
Silver bullion distributed	(66,811,439)	(1,508,108,680)	(1,921,737,558)	413,628,878
Silver bullion sold to pay expenses	(523,574)	(11,788,913)	(14,386,475)	2,597,562
Net realized gain	—	—	416,226,440	—
Net change in unrealized appreciation/depreciation	—	—	1,680,168,086	—
Ending balance	437,447,866	$10,164,222,786	$12,847,843,825	$416,226,440

The following tables summarize activity in silver bullion for the six months ended June 30, 2025 and 2024:

Six Months Ended June 30, 2025	Ounces	Cost	Fair Value	Realized Gain (Loss)
Beginning balance	463,837,932	$11,628,353,352	$13,407,235,411	$—
Silver bullion contributed	155,969,814	5,174,112,110	5,174,112,110	—
Silver bullion distributed	(140,637,478)	(3,646,472,113)	(4,574,032,721)	927,560,607
Silver bullion sold to pay expenses	(1,120,505)	(29,011,253)	(35,729,827)	6,718,575
Net realized gain	—	—	934,279,182	—
Net change in unrealized appreciation/depreciation	—	—	2,291,976,070	—
Ending balance	478,049,763	$13,126,982,096	$17,197,840,225	$934,279,182

Six Months Ended June 30, 2024	Ounces	Cost	Fair Value	Realized Gain (Loss)
Beginning balance	436,892,231	$9,616,427,847	$10,393,666,180	$—
Silver bullion contributed	129,646,899	3,430,050,047	3,430,050,047	—
Silver bullion distributed	(128,019,703)	(2,858,390,089)	(3,354,168,770)	495,778,681
Silver bullion sold to pay expenses	(1,071,561)	(23,865,019)	(27,056,987)	3,191,968
Net realized gain	—	—	498,970,649	—
Net change in unrealized appreciation/depreciation	—	—	1,906,382,706	—
Ending balance	437,447,866	$10,164,222,786	$12,847,843,825	$498,970,649

C.	Calculation of Net Asset Value

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

The Sponsor has analyzed applicable tax laws and regulations and their application to the Trust as of  June 30, 2025 and does not believe that there are any uncertain tax positions that require recognition of a tax liability.

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

The following financial highlights relate to investment performance and operations for a Share outstanding for the three and six months ended June 30, 2025 and 2024.

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Net asset value per Share, beginning of period	$30.99	$22.44	$26.33	$21.78
Net investment loss(a)	(0.04)	(0.03)	(0.07)	(0.06)
Net realized and unrealized gain(b)	1.74	4.41	6.43	5.10
Net increase in net assets from operations	1.70	4.38	6.36	5.04
Net asset value per Share, end of period	$32.69	$26.82	$32.69	$26.82

Total return, at net asset value(c)(d)	5.49%	19.52%	24.15%	23.14%

Ratio to average net assets:
Net investment loss(e)	(0.50)%	(0.50)%	(0.50)%	(0.50)%
Expenses(e)	0.50%	0.50%	0.50%	0.50%

(a)	Based on average Shares outstanding during the period.
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

At June 30, 2025 and December 31, 2024, the value of the silver bullion held by the Trust is categorized as Level 1.

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

Results of Operations

The Quarter Ended June 30, 2025

The Trust’s net asset value increased from $15,249,367,322 at March 31, 2025 to $17,190,884,101 at June 30, 2025, a 12.73% increase. The increase in the Trust’s net asset value resulted primarily from an increase in the number of outstanding Shares, which rose from 492,150,000 Shares at March 31, 2025 to 525,850,000 Shares at June 30, 2025, a consequence of 98,700,000 Shares (1,974 Baskets) being created and 65,000,000 Shares (1,300 Baskets) being redeemed during the quarter. The increase in the Trust’s net asset value also benefitted from an increase in the price of silver, which grew 5.64% from $34.06 at March 31, 2025 to $35.98 at June 30, 2025.

The 5.49% increase in the NAV from $30.99 at March 31, 2025 to $32.69 at June 30, 2025 is directly related to the 5.64% increase in the price of silver.

The NAV increased slightly less than the price of silver on a percentage basis due to the Sponsor’s fees, which were $19,191,181 for the quarter, or 0.12% of the Trust’s average weighted assets of $15,395,106,465 during the quarter. The NAV of $33.77 on June 18, 2025 was the highest during the quarter, compared with a low during the quarter of $27.46 on April 9, 2025.

Net increase in net assets resulting from operations for the quarter ended June 30, 2025 was $904,543,103, resulting from a net realized gain of $3,667,310 from investment in silver bullion sold to pay expenses, a net realized gain of $412,850,821 on silver bullion distributed for the redemption of Shares and an unrealized gain on investment in silver bullion of $507,216,153, partially offset by a net investment loss of $19,191,181. Other than the Sponsor’s fees of $19,191,181, the Trust had no expenses during the quarter.

The Six-Month Period Ended June 30, 2025

The Trust’s net asset value increased from $13,401,259,004 at December 31, 2024 to $17,190,884,101 at June 30, 2025, a 28.28% increase. The increase in the Trust’s net asset value resulted primarily from an increase in the price of silver, which grew 24.46% from $28.91 at December 31, 2024 to $35.98 at June 30, 2025. The increase in the Trust’s net asset value also benefitted from an increase in the number of outstanding Shares, which rose from 508,950,000 Shares at December 31, 2024 to 525,850,000 Shares at June 30, 2025, a consequence of 171,450,000 Shares (3,429 Baskets) being created and 154,550,000 Shares (3,091 Baskets) being redeemed during the period.

The 24.15% increase in the NAV from $26.33 at December 31, 2024 to $32.69 at June 30, 2025 is directly related to the 24.46% increase in the price of silver.

The NAV increased slightly less than the price of silver on a percentage basis due to the Sponsor’s fees, which were $36,709,544 for the period, or 0.25% of the Trust’s average weighted assets of $14,805,348,074 during the period. The NAV of $33.77 on June 18, 2025 was the highest during the period, compared with a low during the period of $26.79 on January 2, 2025.

Net increase in net assets resulting from operations for the six months ended June 30, 2025 was $3,189,545,708, resulting from a net realized gain of $6,718,575 from investment in silver bullion sold to pay expenses, a net realized gain of $927,560,607 on silver bullion distributed for the redemption of Shares and an unrealized gain on investment in silver bullion of $2,291,976,070, partially offset by a net investment loss of $36,709,544. Other than the Sponsor’s fees of $36,709,544, the Trust had no expenses during the period.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

a) None.

b) Not applicable.

c) 65,000,000 Shares (1,300 Baskets) were redeemed during the quarter ended June 30, 2025.

Period	Total Number of Shares Redeemed	Average Ounces of Silver Paid Per Share
04/01/25 to 04/30/25	36,000,000	$0.9096
05/01/25 to 05/31/25	7,700,000	0.9094
06/01/25 to 06/30/25	21,300,000	0.9089
Total	65,000,000	$0.9093

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
Sponsor of iShares Silver Trust (registrant)

/s/ Shannon Ghia

Shannon Ghia
Director, President and Chief Executive Officer
(Principal executive officer)

Date:	August 5, 2025

/s/ Bryan Bowers

Bryan Bowers
Director and Chief Financial Officer
(Principal financial and accounting officer)

Date:	August 5, 2025

*    The registrant is a trust and the persons are signing in their respective capacities as officers of iShares Delaware Trust Sponsor LLC, the Sponsor of the registrant.