Form 10-Q
period 2025-09-30
iShares Silver Trust
filed 2025-11-06
CIK 1330568

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2025
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

As of October 31, 2025, the Registrant had 538,050,000 Shares outstanding.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

iShares® Silver Trust

Statements of Assets and Liabilities (Unaudited)

At September 30, 2025 and December 31, 2024

	September 30, 2025	December 31, 2024
Assets
Investment in silver bullion, at fair value(a)	$23,222,607,159	$13,407,235,411
Receivable for investments sold	62,865,416	—
Total Assets	23,285,472,575	13,407,235,411

Liabilities
Sponsor’s fees payable	8,506,995	5,976,407
Payable for capital shares redeemed	62,865,409	—
Total Liabilities	71,372,404	5,976,407

Commitments and contingent liabilities (Note 6)	—	—

Net Assets	$23,214,100,171	$13,401,259,004

Shares issued and outstanding(b)	553,900,000	508,950,000
Net asset value per Share (Note 2C)	$41.91	$26.33

(a)	Cost of investment in silver bullion: $15,058,637,016 and $11,628,353,352, respectively.
(b)	No par value, unlimited amount authorized.

See notes to financial statements.

iShares® Silver Trust

Statements of Operations (Unaudited)

For the three and nine months ended September 30, 2025 and 2024

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Expenses
Sponsor’s fees	$24,024,767	$16,928,398	$60,734,311	$44,720,517
Total expenses	24,024,767	16,928,398	60,734,311	44,720,517
Net investment loss	(24,024,767)	(16,928,398)	(60,734,311)	(44,720,517)

Net Realized and Unrealized Gain (Loss)
Net realized gain from:
Litigation proceeds(a)	17,333	138,783	17,333	138,783
Silver bullion sold to pay expenses	5,713,033	2,926,466	12,431,608	6,118,434
Silver bullion distributed for the redemption of Shares	897,833,804	269,781,344	1,825,394,411	765,560,025
Net realized gain	903,564,170	272,846,593	1,837,843,352	771,817,242
Net change in unrealized appreciation/depreciation	4,093,112,014	544,712,454	6,385,088,084	2,451,095,160
Net realized and unrealized gain	4,996,676,184	817,559,047	8,222,931,436	3,222,912,402

Net increase in net assets resulting from operations	$4,972,651,417	$800,630,649	$8,162,197,125	$3,178,191,885

Net increase in net assets per Share(b)	$9.29	$1.59	$16.00	$6.61

(a)	Represents a payment received from a class action settlement related to silver.
(b)	Net increase in net assets per Share based on average shares outstanding during the period.

See notes to financial statements.

iShares® Silver Trust

Statements of Changes in Net Assets (Unaudited)

For the three, six and nine months ended September 30, 2025

Nine Months Ended September 30, 2025
Net Assets at December 31, 2024	$13,401,259,004

Operations:
Net investment loss	(17,518,363)
Net realized gain	517,761,051
Net change in unrealized appreciation/depreciation	1,784,759,917
Net increase in net assets resulting from operations	2,285,002,605

Capital Share Transactions:
Contributions for Shares issued	2,148,318,301
Distributions for Shares redeemed	(2,585,212,588)
Net decrease in net assets from capital share transactions	(436,894,287)

Increase in net assets	1,848,108,318

Net Assets at March 31, 2025	$15,249,367,322

Operations:
Net investment loss	(19,191,181)
Net realized gain	416,518,131
Net change in unrealized appreciation/depreciation	507,216,153
Net increase in net assets resulting from operations	904,543,103

Capital Share Transactions:
Contributions for Shares issued	3,025,793,809
Distributions for Shares redeemed	(1,988,820,133)
Net increase in net assets from capital share transactions	1,036,973,676

Increase in net assets	1,941,516,779

Net Assets at June 30, 2025	$17,190,884,101

Operations:
Net investment loss	(24,024,767)
Net realized gain	903,564,170
Net change in unrealized appreciation/depreciation	4,093,112,014
Net increase in net assets resulting from operations	4,972,651,417

Capital Share Transactions:
Contributions for Shares issued	4,273,186,510
Distributions for Shares redeemed	(3,222,621,857)
Net increase in net assets from capital share transactions	1,050,564,653

Increase in net assets	6,023,216,070

Net Assets at September 30, 2025	$23,214,100,171

Shares issued and redeemed
Shares issued	289,400,000
Shares redeemed	(244,450,000)
Net increase in Shares issued and outstanding	44,950,000

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

See notes to financial statements.

iShares® Silver Trust

Statements of Cash Flows (Unaudited)

For the nine months ended September 30, 2025 and 2024

	Nine Months Ended September 30,
	2025	2024
Cash Flows from Operating Activities
Proceeds from silver bullion sold to pay expenses	$58,203,730	$43,469,363
Expenses – Sponsor’s fees paid	(58,203,730)	(43,469,363)
Net cash provided by operating activities	—	—
Increase (decrease) in cash	—	—
Cash, beginning of period	—	—
Cash, end of period	$—	$—

Reconciliation of Net Increase (Decrease) in Net Assets Resulting from Operations to Net Cash Provided by (Used in) Operating Activities
Net increase in net assets resulting from operations	$8,162,197,125	$3,178,191,885
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by (used in) operating activities:
Proceeds from silver bullion sold to pay expenses	58,203,730	43,469,363
Litigation proceeds(a)	(17,333)	(138,783)
Net realized (gain) loss	(1,837,826,019)	(771,678,459)
Net change in unrealized appreciation/depreciation	(6,385,088,084)	(2,451,095,160)
Change in operating assets and liabilities:
Sponsor’s fees payable	2,530,588	1,251,154
Receivable for investments sold	(62,865,416)	—
Payable for capital shares redeemed	62,865,409	—
Net cash provided by (used in) operating activities	$—	$—

Supplemental disclosure of non-cash information:
Silver bullion contributed for Shares issued	$9,447,298,620	$5,710,448,011
Silver bullion distributed for Shares redeemed	$(7,796,654,578)	$(4,703,215,993)

(a)	Represents a payment received from a class action settlement related to silver.

See notes to financial statements.

iShares® Silver Trust

Schedules of Investments (Unaudited)

At September 30, 2025 and December 31, 2024

September 30, 2025

Description	Ounces	Cost	Fair Value
Silver bullion	502,925,981	$15,058,637,016	$23,222,607,159

Total Investments – 100.04%			23,222,607,159
Liabilities in Excess of Other Assets – (0.04)%			(8,506,988)
Net Assets – 100.00%			$23,214,100,171

December 31, 2024

Description	Ounces	Cost	Fair Value
Silver bullion	463,837,932	$11,628,353,352	$13,407,235,411

Total Investments – 100.04%			13,407,235,411
Liabilities in Excess of Other Assets – (0.04)%			(5,976,407)
Net Assets – 100.00%			$13,401,259,004

See notes to financial statements.

iShares® Silver Trust

Notes to Financial Statements (Unaudited)

September 30, 2025

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

Gain or loss on sales of silver bullion is calculated on a trade date basis using the average cost method.

The following tables summarize activity in silver bullion for the three months ended September 30, 2025 and 2024:

Three Months Ended September 30, 2025	Ounces	Cost	Fair Value	Realized Gain (Loss)
Beginning balance	478,049,763	$13,126,982,096	$17,197,840,225	$—
Silver bullion contributed	107,117,608	4,273,186,510	4,273,186,510	—
Silver bullion distributed	(81,647,390)	(2,324,788,054)	(3,222,621,857)	897,833,804
Silver bullion sold to pay expenses	(594,000)	(16,743,536)	(22,473,903)	5,713,033
Net realized gain	—	—	903,546,837	—
Litigation proceeds(a)	—	—	17,333	—
Net change in unrealized appreciation/depreciation	—	—	4,093,112,014	—
Ending balance	502,925,981	$15,058,637,016	$23,222,607,159	$903,546,837

(a)	Includes a payment received from a class action settlement related to silver of $17,333.

Three Months Ended September 30, 2024	Ounces	Cost	Fair Value	Realized Gain (Loss)
Beginning balance	437,447,866	$10,164,222,786	$12,847,843,825	$—
Silver bullion contributed	77,719,368	2,280,397,964	2,280,397,964	—
Silver bullion distributed	(45,404,182)	(1,079,265,879)	(1,349,047,223)	269,781,344
Silver bullion sold to pay expenses	(564,621)	(13,347,127)	(16,412,376)	2,926,466
Net realized gain	—	—	272,707,810	—
Litigation proceeds(a)	—	—	138,783	—
Net change in unrealized appreciation/depreciation	—	—	544,712,454	—
Ending balance	469,198,431	$11,352,007,744	$14,580,341,237	$272,707,810

(a)	Includes a payment received from a class action settlement related to silver of $138,783.

The following tables summarize activity in silver bullion for the nine months ended September 30, 2025 and 2024:

Nine Months Ended September 30, 2025	Ounces	Cost	Fair Value	Realized Gain (Loss)
Beginning balance	463,837,932	$11,628,353,352	$13,407,235,411	$—
Silver bullion contributed	263,087,422	9,447,298,620	9,447,298,620	—
Silver bullion distributed	(222,284,868)	(5,971,260,167)	(7,796,654,578)	1,825,394,411
Silver bullion sold to pay expenses	(1,714,505)	(45,754,789)	(58,203,730)	12,431,608
Net realized gain	—	—	1,837,826,019	—
Litigation proceeds(a)	—	—	17,333	—
Net change in unrealized appreciation/depreciation	—	—	6,385,088,084	—
Ending balance	502,925,981	$15,058,637,016	$23,222,607,159	$1,837,826,019

(a)	Includes a payment received from a class action settlement related to silver of $17,333.

Nine Months Ended September 30, 2024	Ounces	Cost	Fair Value	Realized Gain (Loss)
Beginning balance	436,892,231	$9,616,427,847	$10,393,666,180	$—
Silver bullion contributed	207,366,267	5,710,448,011	5,710,448,011	—
Silver bullion distributed	(173,423,885)	(3,937,655,968)	(4,703,215,993)	765,560,025
Silver bullion sold to pay expenses	(1,636,182)	(37,212,146)	(43,469,363)	6,118,434
Net realized gain	—	—	771,678,459	—
Litigation proceeds(a)	—	—	138,783	—
Net change in unrealized appreciation/depreciation	—	—	2,451,095,160	—
Ending balance	469,198,431	$11,352,007,744	$14,580,341,237	$771,678,459

(a)	Includes a payment received from a class action settlement related to silver of $138,783.

C.	Calculation of Net Asset Value

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

The Sponsor has analyzed applicable tax laws and regulations and their application to the Trust as of September 30, 2025 and does not believe that there are any uncertain tax positions that require recognition of a tax liability.

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

The following financial highlights relate to investment performance and operations for a Share outstanding for the three and nine months ended September 30, 2025 and 2024.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Net asset value per Share, beginning of period	$32.69	$26.82	$26.33	$21.78

Net investment loss(a)	(0.04)	(0.03)	(0.12)	(0.09)
Net realized and unrealized gain(b)	9.26	1.55	15.70	6.65
Net increase in net assets from operations	9.22	1.52	15.58	6.56
Net asset value per Share, end of period	$41.91	$28.34	$41.91	$28.34

Total return, at net asset value(c)(d)	28.20%	5.67%	59.17%	30.12%

Ratio to average net assets:
Net investment loss(e)	(0.50)%	(0.50)%	(0.50)%	(0.50)%
Expenses(e)	0.50%	0.50%	0.50%	0.50%

(a)	Based on average Shares outstanding during the period.
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

At September 30, 2025 and December 31, 2024, the value of the silver bullion held by the Trust is categorized as Level 1.

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

Results of Operations

The Quarter Ended September 30, 2025

The Trust’s net asset value increased from $17,190,884,101 at June 30, 2025 to $23,214,100,171 at September 30, 2025, a 35.04% increase. The increase in the Trust’s net asset value resulted primarily from an increase in the price of silver, which rose 28.35% from $35.98 at June 30, 2025 to $46.18 at September 30, 2025. The increase in the Trust’s net asset value also benefited from an increase in the number of outstanding Shares, which rose from 525,850,000 Shares at June 30, 2025 to 553,900,000 Shares at September 30, 2025, a consequence of 117,950,000 Shares (2,359 Baskets) being created and 89,900,000 Shares (1,798 Baskets) being redeemed during the quarter.

The 28.20% increase in the NAV from $32.69 at June 30, 2025 to $41.91 at September 30, 2025 is directly related to the 28.35% increase in the price of silver.

The NAV increased slightly less than the price of silver on a percentage basis due to the Sponsor’s fees, which were $24,024,767 for the quarter, or 0.13% of the Trust’s average weighted assets of $19,060,943,277 during the quarter. The NAV of $42.61 on September 29, 2025 was the highest during the quarter, compared with a low during the quarter of $32.90 on July 31, 2025.

The net increase in net assets resulting from operations for the quarter ended September 30, 2025 was $4,972,651,417, resulting from a net realized gain of $17,333 from litigation proceeds, a net realized gain of $5,713,033 from investment in silver bullion sold to pay expenses, a net realized gain of $897,833,804 on silver bullion distributed for the redemption of Shares and an unrealized gain on investment in silver bullion of $4,093,112,014, partially offset by a net investment loss of $24,024,767. Other than the Sponsor’s fees of $24,024,767, the Trust had no expenses during the quarter.

The Nine-Month Period Ended September 30, 2025

The Trust’s net asset value increased from $13,401,259,004 at December 31, 2024 to $23,214,100,171 at September 30, 2025, a 73.22% increase. The increase in the Trust’s net asset value resulted primarily from an increase in the price of silver, which rose 59.74% from $28.91 at December 31, 2024 to $46.18 at September 30, 2025. The increase in the Trust’s net asset value also benefited from an increase in the number of outstanding Shares, which rose from 508,950,000 Shares at December 31, 2024 to 553,900,000 Shares at September 30, 2025, a consequence of 289,400,000 Shares (5,788 Baskets) being created and 244,450,000 Shares (4,889 Baskets) being redeemed during the period.

The 59.17% increase in the NAV from $26.33 at December 31, 2024 to $41.91 at September 30, 2025 is directly related to the 59.74% increase in the price of silver.

The NAV increased slightly less than the price of silver on a percentage basis due to the Sponsor’s fees, which were $60,734,311 for the period, or 0.37% of the Trust’s average weighted assets of $16,239,468,069 during the period. The NAV of $42.61 on September 29, 2025 was the highest during the period, compared with a low during the period of $26.79 on January 2, 2025.

The net increase in net assets resulting from operations for the nine months ended September 30, 2025 was $8,162,197,125, resulting from a net realized gain of $17,333 from litigation proceeds, a net realized gain of $12,431,608 from investment in silver bullion sold to pay expenses, a net realized gain of $1,825,394,411 on silver bullion distributed for the redemption of Shares and an unrealized gain on investment in silver bullion of $6,385,088,084, partially offset by a net investment loss of $60,734,311. Other than the Sponsor’s fees of $60,734,311, the Trust had no expenses during the period.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

a) None.

b) Not applicable.

c) 89,900,000 Shares (1,798 Baskets) were redeemed during the quarter ended September 30, 2025.

Period	Total Number of Shares Redeemed	Average Ounces of Silver Paid Per Share
07/01/25 to 07/31/25	39,350,000	$0.9085
08/01/25 to 08/31/25	12,300,000	0.9082
09/01/25 to 09/30/25	38,250,000	0.9079
Total	89,900,000	$0.9083

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
Sponsor of iShares Silver Trust (registrant)

/s/ Shannon Ghia

Shannon Ghia
Director, President and Chief Executive Officer
(Principal executive officer)

Date:	November 5, 2025

/s/ Bryan Bowers

Bryan Bowers
Director and Chief Financial Officer
(Principal financial and accounting officer)

Date:	November 5, 2025

*    The registrant is a trust and the persons are signing in their respective capacities as officers of iShares Delaware Trust Sponsor LLC, the Sponsor of the registrant.