Form 10-K
period 2025-12-31
iShares Silver Trust
filed 2026-02-27
CIK 1330568

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2025
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

As of June 30, 2025, the aggregate market value of the shares held by non-affiliates was approximately $17,190,036,500. The calculation of the number of shares held by non-affiliates assumes that all shares held by funds or accounts for which BlackRock or its affiliates provides management or advisory services (whether discretionary or non-discretionary) are shares held by affiliates.

As of January 30, 2026, the Registrant had 586,800,000 Shares outstanding.

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

The sponsor of the Trust is iShares Delaware Trust Sponsor LLC (the “Sponsor”), a Delaware limited liability company and a consolidated subsidiary of BlackRock, Inc. (“BlackRock”). The trustee of the Trust is The Bank of New York Mellon (the “Trustee”) and the custodian of the Trust is JPMorgan Chase Bank N.A., London Branch (the “Custodian”). The agreement between the Trustee and the Custodian is governed by English law. The Trust does not have any officers, directors or employees.

The Trust’s net asset value increased from $13,401,259,004 at December 31, 2024 to $38,046,290,508 at December 31, 2025, the Trust’s fiscal year end. Outstanding Shares of the Trust increased from 508,950,000 Shares outstanding at December 31, 2024 to 582,950,000 Shares outstanding at December 31, 2025.

The activities of the Trust are limited to (1) issuing Baskets in exchange for the silver deposited with the Custodian as consideration, (2) selling silver as necessary to cover the Sponsor’s fees, Trust expenses not assumed by the Sponsor and other liabilities, and (3) delivering silver in exchange for Baskets surrendered for redemption. The Trust is not actively managed. It does not engage in any activities designed to obtain a profit from, or to ameliorate losses caused by, changes in the price of silver. The Trust does not lend its silver. In addition, the Custodian does not have the right to lend the Trust’s silver.

The Sponsor of the Trust maintains a website at www.ishares.com, through which the Trust’s annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended (“Exchange Act”), are made available free of charge after they have been filed or furnished to the Securities and Exchange Commission (the “SEC”). The Sponsor also makes available on the website the list of the Trust’s silver bars and the report from the most recent inspection of the premises where the Trust’s silver is warehoused. Additional information regarding the Trust may also be found on the SEC’s EDGAR database at www.sec.gov.

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

Custody of the Trust’s Silver

The Custodian is responsible for safekeeping the silver owned by the Trust. The Custodian may keep the Trust’s silver at its vault premises in England or New York, or at the vaults of any sub-custodian in England or New York, unless otherwise agreed between the Custodian and the Trustee (with the Sponsor’s approval). The Custodian may use sub-custodians to discharge its obligations to the Trust. The Custodian is required to use reasonable care in the appointment of any sub-custodian. Any sub-custodian must be a member of the London Bullion Market Association (“LBMA”). The use of sub‑custodians does not affect the Custodian’s liability to the Trustee under the custodian agreement between the Trustee and the Custodian (the “Custodian Agreement”). The Trust does not lend its silver. In addition, the Custodian does not have the right to lend the Trust’s silver.

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

The Custodian has agreed to grant to the officers and properly designated representatives of the Trustee and to the independent public accountants for the Trust access to the Custodian’s records for the purpose of confirming the content of those records. Upon at least ten days’ prior notice, any such officer or properly designated representative, any independent public accountants for the Trust and any person designated by any regulatory authority having jurisdiction over the Trustee or the Trust is entitled to examine on the Custodian’s premises the silver held by the Custodian and the records regarding the silver held for the account of the Custodian at a sub-custodian. The Custodian has agreed that it will only retain sub-custodians if they agree to grant to the Trustee and the independent registered public accounting firm of the Trust access to records and inspection rights similar to those set forth above. During the period covered by this report, Bureau Veritas Commodities UK Ltd. and Bureau Veritas Commodities & Trade, Inc., acting as authorized representatives of the Trustee pursuant to the foregoing provisions, inspected the premises where the Trust’s silver is warehoused and on May 12, 2025 issued their report summarizing their findings. Such report is posted by the Sponsor on the Trust’s website.

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

At the start of each round of auction, IBA publishes a price for that round. Participants then have 30 seconds to enter, change or cancel their orders (i.e., how much silver they want to buy or sell at that price). At the end of each round, order entry is frozen, and the system checks to see if the imbalance (i.e., the difference between buying and selling) is within the threshold (normally 500,000 ounces for silver). If the imbalance is outside the threshold at the end of a round, then the auction is not balanced, the price is adjusted and a new round starts. If the imbalance is within the threshold then the auction is finished, and the price is set as the LBMA Silver Price for that day. Any imbalance is shared equally between all direct participants (even if they did not place orders or did not log in), and the net volume for each participant trades at the final price. The prices during the auction are determined by an algorithm that takes into account current market conditions and activity in the auction. Each auction is actively supervised by IBA staff. As of the date of this report, information publicly available on IBA’s website indicates that the direct participants currently qualified to submit orders during the electronic auctions used for the daily determination of the LBMA Silver Price are Citibank, N.A. London Branch, Coins ’N Things Inc., DRW Investments, LLC, Goldman Sachs International plc, HSBC Bank USA NA, Jane Street Global Trading, LLC, JPMorgan Chase Bank N.A., London Branch, Koch Supply and Trading LP, Marex, Morgan Stanley, Standard Chartered Bank, and The Toronto Dominion Bank.

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

Trust Expenses

The Trust’s only ordinary recurring expense is expected to be the Sponsor’s fees. In exchange for the Sponsor’s fees, the Sponsor has agreed to assume the following administrative and marketing expenses incurred by the Trust: the Trustee’s fee, the Custodian’s fee, NYSE Arca listing fees, SEC registration fees, printing and mailing costs, audit fees and expenses, and up to $500,000 per annum in legal fees and expenses. The Sponsor may determine in its sole discretion to assume legal fees and expenses of the Trust in excess of the amount required under the Trust Agreement. To the extent that the Sponsor does not voluntarily assume such fees and expenses, they will be the responsibility of the Trust.

The Sponsor’s fees are accrued daily at an annualized rate equal to 0.50% of the net asset value of the Trust and is payable monthly in arrears. The Trustee will, when directed by the Sponsor, and, in the absence of such direction, may, in its discretion, sell silver in such quantity and at such times as may be necessary to permit payment of the Sponsor’s fees and of Trust expenses or liabilities not assumed by the Sponsor. The Trustee is authorized to sell silver at such times and in the smallest amounts required to permit such payments as they become due, it being the intention to avoid or minimize the Trust’s holdings of assets other than silver. Accordingly, the amount of silver to be sold will vary from time to time depending on the level of the Trust’s expenses and the market price of silver. The Custodian has agreed to purchase from the Trust, at the request of the Trustee, silver needed to cover Trust expenses at a price equal to the price used by the Trustee to determine the value of the silver held by the Trust on the date of the sale. Cash held by the Trustee pending payment of the Trust’s expenses will not bear any interest.

The Sponsor earned $95,546,277 for the year ended December 31, 2025. Each sale of silver by the Trust will be a taxable event to Shareholders. See “United States Federal Income Tax Consequences – Taxation of U.S. Shareholders.”

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

Because the Sponsor has assumed what are expected to be most of the Trust’s expenses and the Sponsor’s fees accrue daily at the same rate, in the absence of any extraordinary expenses or liabilities, the amount of silver by which the Basket Silver Amount decreases each day is predictable. The Trustee intends to make available on each business day, through the same channels used to disseminate the actual Basket Silver Amount determined by the Trustee as indicated above, an indicative Basket Silver Amount for the next business day. Authorized Participants may use that indicative Basket Silver Amount as guidance regarding the amount of silver that they may expect to have to deposit with the Custodian in respect of purchase orders placed by them on such next business day and accepted by the Trustee. The agreement entered into with each Authorized Participant provides, however, that once a purchase order has been accepted by the Trustee, the Authorized Participant will be required to deposit with the Custodian the Basket Silver Amount determined by the Trustee on the effective date of the purchase order.

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

Estate Tax Considerations for Non-U.S. Residents

Individuals who are neither citizens nor residents of the United States, as determined for U.S. federal estate tax purposes (collectively, “Non-U.S. Residents”), may be subject to estate tax on “U.S. situs” property they own or are treated as owning at the time of death. Tangible personal property (including silver) is treated as having U.S. situs if it is physically located in the United States. Shares may be considered to have U.S. situs, in which case they would be includible in the U.S. gross estate of a Non-U.S. Resident investor, unless an applicable tax treaty provides otherwise. Non-U.S. Residents considering an investment in Shares are urged to consult with their tax advisers regarding the potential application of U.S. federal estate taxes to their Shares in their particular circumstances.

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

“Governmental plans” within the meaning of Section 3(32) of ERISA, certain “church plans” within the meaning of Section 3(33) of ERISA and non-U.S. plans described in Section 4(b)(4) of ERISA, while not subject to the fiduciary responsibility and prohibited transaction provisions of Title I of ERISA or Section 4975 of the Code, may be subject to any federal, state, local or non-U.S. law or regulation that is substantially similar to the foregoing provisions of ERISA and the Code. Fiduciaries of any such plans are advised to consult with their counsel prior to an investment in the Shares.

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

As of the date of this filing, the LBMA Silver Price has been subjected to the test of actual trading markets for over 11 years. As with any innovation, it is possible that electronic failures or other unanticipated events may occur that could result in delays in the announcement of, or the inability of the system to produce, an LBMA Silver Price on any given day. Furthermore, if a perception were to develop that the LBMA Silver Price is vulnerable to manipulation attempts, or if the administrative proceedings surrounding the determination and publication of the LBMA Silver Price were seen as unfair, biased or otherwise compromised by the markets, the behavior of investors and traders in silver may change, and those changes may have an effect on the price of silver (and, consequently, the value of the Shares). In any of these circumstances, the intervention of extraneous events disruptive of the normal interaction of supply and demand of silver at any given time, may result in distorted prices and losses on an investment in the Shares that, but for such extraneous events, might not have occurred.

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

The LBMA Silver Price is regulated by the Financial Conduct Authority of the United Kingdom (the “FCA”).

As of the date of this filing, the Sponsor has no reason to believe that the LBMA Silver Price (used by the Trust since August 15, 2014 for the daily valuation of its silver and the determination of the Sponsor’s fees and the price of silver sold to cover Trust expenses) will not fairly represent the price of the silver held by the Trust. Should this situation change, the Sponsor expects to use the powers granted by the Trust’s governing documents to seek to replace the LBMA Silver Price with a more reliable indicator of the value of the Trust’s silver. There is no assurance that such alternative value indicator will be identified, or that the process of changing from the LBMA Silver Price to a new benchmark price will not adversely affect the price of the Shares.

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

An investment in the Trust may be deemed speculative and is not intended as a complete investment program. An investment in Shares should be considered only by persons financially able to maintain their investment and who can bear the risk of loss associated with an investment in the Trust. Investors should review closely the objective and strategy of the Trust and redemption rights, as discussed herein, and familiarize themselves with the risks associated with an investment in the Trust.

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

The amount of silver represented by each Share will decrease over the life of the Trust due to the sales of silver necessary to pay the Sponsor’s fees and other Trust expenses. Without increases in the price of silver sufficient to compensate for that decrease, the price of the Shares will also decline and you will lose money on your investment in Shares.

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

Because the Trust does not have any income, it needs to sell silver to cover the Sponsor’s fees and expenses not assumed by the Sponsor. The Trust may also be subject to other liabilities (for example, as a result of litigation) that have also not been assumed by the Sponsor. The only source of funds to cover those liabilities will be sales of silver held by the Trust. Even if there are no expenses other than those assumed by the Sponsor, and there are no other liabilities of the Trust, the Trustee will still need to sell silver to pay the Sponsor’s fees. The result of these sales is a decrease in the amount of silver represented by each Share. New deposits of silver, received in exchange for new Shares issued by the Trust, do not reverse this trend.

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

The Sponsor, a consolidated subsidiary of BlackRock, is responsible for the oversight and overall management of the Trust. The Sponsor relies on BlackRock’s enterprise risk management (“ERM”) framework for the Trust’s cybersecurity risk management and strategy. Although BlackRock has implemented policies and controls, and takes protective measures involving significant expense, to prevent and address potential data breaches, inadvertent disclosures, increasingly sophisticated cyber-attacks and cyber-related fraud, there can be no assurance that any of these measures proves fully effective. In addition, a successful cyber-attack may persist for an extended period of time before being detected, and it may take a considerable amount of time for an investigation to be completed and the severity and potential impact to be known. Furthermore, the Trust cannot control the cybersecurity plans and systems of its Service Providers. The Trust and its Shareholders could be negatively impacted as a result.

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

The Sponsor and the Trustee may agree to amend the Trust Agreement, including to increase the Sponsor’s fees, without Shareholder consent. The Sponsor shall determine the contents and manner of delivery of any notice of any Trust Agreement amendment. If an amendment imposes new fees and charges or increases existing fees or charges, including the Sponsor’s fees (except for taxes and other governmental charges, registration fees or other such expenses), or prejudices a substantial right of Shareholders, it will become effective for outstanding Shares 30 days after notice of such amendment is given to registered owners. Shareholders that are not registered owners (which most shareholders will not be) may not receive specific notice of a fee increase other than through an amendment to the prospectus. Moreover, at the time an amendment becomes effective, by continuing to hold Shares, Shareholders are deemed to agree to the amendment and to be bound by the Trust Agreement as amended without specific agreement to such increase (other than through the “negative consent” procedure described above).

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

Item 1B. Unresolved Staff Comments.

None.

Item 1C. Cybersecurity.

Cybersecurity Risk Management and Strategy

The Trust does not have any officers, directors or employees. The Sponsor, a consolidated subsidiary of BlackRock, is responsible for the oversight and overall management of the Trust. The Sponsor relies on BlackRock’s ERM framework for the Trust’s cybersecurity risk management and strategy. Key aspects of the ERM framework are summarized below. The board of directors of the Sponsor (the “Board of Directors”) periodically receives reports from BlackRock regarding BlackRock’s cybersecurity program.

As of December 31, 2025, cybersecurity risks have not materially affected the Trust’s objective, results of operations or financial condition.

BlackRock’s Enterprise Risk Management Framework

BlackRock recognizes the importance of identifying, assessing, and managing material risks associated with cybersecurity threats. Cybersecurity represents an important component of BlackRock’s approach to ERM. BlackRock leverages a multi-layered defense model in which cybersecurity operational processes are executed by global information security and other firmwide teams, supported by dedicated internal audit and technology risk management (“TRM”) teams that independently review technology risks. BlackRock’s cybersecurity program is fully integrated into its ERM framework and is aligned with recognized frameworks, such as NIST Cybersecurity Framework, Cyber Risk Institute Profile, ISO/IEC 27001/27001, and other leading frameworks. BlackRock aims to inform and continuously improve its cybersecurity program through engagement with regulatory, client, insurer, vendor, partner, peer, government and industry organizations and associations, as well as external audit, technology risk, information security and other assessments.

BlackRock seeks to address cybersecurity risks through a global, multilayered strategy of control programs that are designed to preserve the confidentiality, integrity and availability of the information that BlackRock collects and stores by identifying, preventing and mitigating cybersecurity threats and incidents. As one of the critical elements of BlackRock’s overall ERM framework, BlackRock’s cybersecurity program is focused on the following key areas:

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

●

Safeguards: BlackRock deploys a range of people, process and technical controls that are designed to protect BlackRock’s information systems from cybersecurity threats, which may include, among others: physical security controls; perimeter controls, technical assessments, firewalls, network segregation, intrusion detection and prevention; tabletop exercises, ongoing vulnerability and patch management; vendor due diligence; multi-factor authentication; device encryption; application security, code testing and penetration testing; endpoint security, including anti‑malware protection, threat intel and response, managed detection and response, security configuration management, portable storage device lockdown, restricted administrative privileges; employee awareness, training, and phishing testing; data loss prevention program and monitoring; information security incident reporting and monitoring; and layered and comprehensive access controls.

●

Incident Response and Recovery Planning: BlackRock has established and maintains incident response and recovery plans that address BlackRock’s response to a cybersecurity incident, including processes designed to assess, escalate, contain, investigate and remediate an incident, as well as to comply with applicable legal obligations and mitigate potential reputational damage. These plans are evaluated on a periodic basis.

●

Third-Party Risk Management: BlackRock maintains a risk-based approach to identifying and overseeing cybersecurity risks presented by third parties, including vendors, service providers, counterparties and clients, as well as the systems of third parties that could significantly and adversely impact BlackRock’s business in the event of a cybersecurity incident affecting those third-party systems. Operational incidents can arise as a result of failures by third parties with which BlackRock does business, such as failures by internet, communication technology and cloud service providers or other vendors to adequately follow processes and procedures, safeguard their systems, or prevent system disruptions or cyber-attacks. Third-party risks are included within BlackRock’s ERM framework, and risk identification and mitigation are supported by BlackRock’s cybersecurity program. BlackRock also performs due diligence on certain third parties and monitors cybersecurity threats and risks identified through such diligence.

●

Education and Awareness: BlackRock’s employees and contractors are required to complete an annual information security training to equip them with effective tools to address cybersecurity threats, and to receive communications on BlackRock’s evolving information security policies and procedures.

BlackRock’s global information security team, in collaboration with the technology risk and internal audit teams, engages in the periodic assessment and testing of BlackRock’s cyber risks and cybersecurity program. These efforts may include a wide range of activities, including audits, assessments, wargames and “tabletop” exercises, threat modeling, vulnerability testing and other exercises focused on evaluating the effectiveness of our cybersecurity measures and planning. BlackRock also participates in financial services industry and government forums to improve both internal and sector cybersecurity defense. BlackRock regularly engages third parties and advisors to assess its cybersecurity control environment. The results of certain program and control assessments are reported to BlackRock’s Risk Committee, and BlackRock adjusts its cybersecurity program as appropriate based on the information provided by these assessments.

  As of December 31, 2025, BlackRock is not aware of any cybersecurity risks that have materially affected or are reasonably likely to materially affect BlackRock’s business strategy, results of operations or financial condition.

BlackRock’s Cybersecurity Governance

BlackRock’s Board of Directors is actively engaged in the oversight of BlackRock’s risk management program. BlackRock’s Risk Committee assists BlackRock’s Board with its oversight of BlackRock’s levels of risk, risk assessment, risk management and related policies and processes, including risks arising from cybersecurity threats. BlackRock’s Risk Committee receives regular reports on BlackRock’s cybersecurity program, technology resilience risk management and related developments from members of our information security team, including the CISO. BlackRock’s Board and BlackRock’s Risk Committee also receive information regarding cybersecurity incidents that meet certain reporting thresholds. On an annual basis, senior members of BlackRock’s technology, risk and information security teams provide a comprehensive overview of BlackRock’s cyber risk and related programs to a joint session of BlackRock’s Board’s Risk and Audit Committees.

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

BlackRock’s cybersecurity risk management and strategy processes, which are discussed in greater detail above, are led by BlackRock’s CISO. As of December 31, 2025, the CISO had over 31 years of experience in information technology with a 25-year concentration in information security, including previously serving as the CISO at several global financial institutions. He also holds the Certified Information Systems Security Professional certification. The CISO works closely with the leadership team and other subject matter experts in the global cybersecurity group, who collectively have extensive prior work experience in various roles involving managing information security, developing cybersecurity strategy, implementing effective information and cybersecurity programs and overseeing cybersecurity controls in technology risk and audit functions, as well as having relevant degrees and industry-leading certifications.

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

Holders

As of December 31, 2025, there were approximately 176 DTC participating shareholders of record of the Trust. Because most of the Trust’s Shares are held by brokers and other institutions on behalf of shareholders, we are unable to estimate the total number of shareholders represented by these record holders.

Dividends

The Trust did not declare any cash distributions to Shareholders during the fiscal years ended December 31, 2025 and 2024. The Trust has no obligation to make periodic distributions to Shareholders.

Use of Proceeds from Registered Securities

Not applicable.

Purchases of Equity Securities by the Issuers and Affiliated Purchaser

93,150,000 Shares (1,863 Baskets) were redeemed during the fourth quarter of the year ended December 31, 2025.

Period	Total Number of Shares Redeemed	Average Ounces of Silver Paid Per Share
10/01/25 to 10/31/25	65,400,000	$0.9075
11/01/25 to 11/30/25	5,650,000	0.9072
12/01/25 to 12/31/25	22,100,000	0.9068
Total	93,150,000	$0.9073

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

Liquidity

The Trust is not aware of any trends, demands, conditions or events that are reasonably likely to result in material changes to its liquidity needs. In exchange for a fee, the Sponsor has agreed to assume most of the expenses incurred by the Trust. As a result, the only ordinary expense of the Trust during the period covered by this report was the Sponsor’s fees. The Trust’s only source of liquidity is its sales of silver.

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

The following chart shows the daily LBMA Silver Price, as applicable, for the periods from December 2020 through December 2025:

Silver Prices (December 2020 - December 2025)

Results of Operations

The Year Ended December 31, 2025

The Trust’s net asset value increased from $13,401,259,004 at December 31, 2024 to $38,046,290,508 at December 31, 2025, a 183.90% increase. The increase in the Trust’s net asset value resulted primarily from an increase in the price of silver, which rose 149.01% from $28.91 at December 31, 2024 to $71.99 at December 31, 2025. The increase in the Trust’s net asset value also benefited from an increase in the number of outstanding Shares, which rose from 508,950,000 Shares at December 31, 2024 to 582,950,000 Shares at December 31, 2025, a consequence of 411,600,000 Shares (8,232 Baskets) being created and 337,600,000 Shares (6,752 Baskets) being redeemed during the year.

The 147.89% increase in the NAV from $26.33 at December 31, 2024 to $65.27 at December 31, 2025 is directly related to the 149.01% increase in the price of silver.

The NAV increased slightly less than the price of silver on a percentage basis due to the Sponsor’s fee, which were $95,546,277 for the year, or 0.50% of the Trust’s average weighted assets of $19,104,695,389 during the year. The NAV of $67.85 on December 30, 2025 was the highest during the year, compared with a low during the year of $26.79 on January 2, 2025.

Net increase in net assets resulting from operations for the year ended December 31, 2025 was $21,306,921,615, resulting from a net realized gain of $17,333 from litigation proceeds, a net realized gain of $23,564,605 from investment in silver bullion sold to pay expenses, a net realized gain of $3,625,989,545 on silver bullion distributed for the redemption of Shares and an unrealized gain on investment in silver bullion of $17,752,896,409, partially offset by a net investment loss of $95,546,277. Other than the Sponsor’s fee of $95,546,277, the Trust had no expenses during the year.

The Year Ended December 31, 2024

The Trust’s net asset value increased from $10,389,177,775 at December 31, 2023 to $13,401,259,004 at December 31, 2024, a 28.99% increase for the year. The increase in the Trust’s net asset value resulted primarily from an increase in the price of silver, which grew 21.52% from $23.79 at December 31, 2023 to $28.91 at December 31, 2024 and an increase in the number of outstanding Shares, which rose from 477,000,000 Shares at December 31, 2023 to 508,950,000 Shares at December 31, 2024, a consequence of 293,550,000 Shares (5,871 Baskets) being created and 261,600,000 Shares (5,232 Baskets) being redeemed during the year.

The 20.89% increase in the NAV from $21.78 at December 31, 2023 to $26.33 at December 31, 2024 is directly related to the 21.52% increase in the price of silver.

The NAV increased slightly less than the price of silver on a percentage basis due to the Sponsor’s fees, which were $63,272,642 for the year, or 0.50% of the Trust’s average weighted assets of $12,664,538,520 during the year. The NAV of $31.47 on October 23, 2024 was the highest during the year, compared with a low during the year of $20.21 on February 14, 2024.

Net increase in net assets resulting from operations for the year ended December 31, 2024 was $2,165,540,895, resulting from a net realized gain of $138,783 from litigation proceeds, a net realized gain of $10,181,575 from investment in silver bullion sold to pay expenses, a net realized gain of $1,216,849,453 on silver bullion distributed for the redemption of Shares and an unrealized gain on investment in silver bullion of $1,001,643,726, partially offset by a net investment loss of $63,272,642. Other than the Sponsor’s fees of $63,272,642, the Trust had no expenses during the year.

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

Net decrease in net assets resulting from operations for the year ended December 31, 2023 was $128,982,872, resulting from a net investment loss of $53,561,823, and an unrealized loss on investment in silver bullion of $361,918,369, partially offset by a net realized gain of $3,873,057 from investment in silver bullion sold to pay expenses and a net realized gain of $282,624,263 on silver bullion distributed for the redemption of Shares. Other than the Sponsor’s fees of $53,561,823, the Trust had no expenses during the year.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

Not applicable.

Item 8. Financial Statements and Supplementary Data.

The following tables show the Trust’s quarterly financial information for 2025 and 2024.

	Three Months Ended (Unaudited)
	March 31, 2025	June 30, 2025	September 30, 2025	December 31, 2025
Expenses
Sponsor’s fees	$17,518,363	$19,191,181	$24,024,767	$34,811,966
Total expenses	17,518,363	19,191,181	24,024,767	34,811,966
Net investment loss	(17,518,363)	(19,191,181)	(24,024,767)	(34,811,966)
Net Realized and Unrealized Gain (Loss)
Net realized gain from:
Litigation proceeds(a)	—	—	17,333	—
Silver bullion sold to pay expenses	3,051,265	3,667,310	5,713,033	11,132,997
Silver bullion distributed for the redemption of Shares	514,709,786	412,850,821	897,833,804	1,800,595,134
Net realized gain	517,761,051	416,518,131	903,564,170	1,811,728,131
Net change in unrealized appreciation/depreciation on investment in silver bullion	1,784,759,917	507,216,153	4,093,112,014	11,367,808,325
Net realized and unrealized gain	2,302,520,968	923,734,284	4,996,676,184	13,179,536,456
Net increase in net assets resulting from operations	$2,285,002,605	$904,543,103	$4,972,651,417	$13,144,724,490
Net increase in net assets per Share	$4.66	$1.79	$9.29	$23.75

(a)	Represents a payment received from a class action settlement related to silver.

	Three Months Ended (Unaudited)
	March 31, 2024	June 30, 2024	September 30, 2024	December 31, 2024
Expenses
Sponsor’s fees	$12,537,998	$15,254,121	$16,928,398	$18,552,125
Total expenses	12,537,998	15,254,121	16,928,398	18,552,125
Net investment loss	(12,537,998)	(15,254,121)	(16,928,398)	(18,552,125)
Net Realized and Unrealized Gain (Loss)
Net realized gain from:
Litigation proceeds(a)	—	—	138,783	—
Silver bullion sold to pay expenses	594,406	2,597,562	2,926,466	4,063,141
Silver bullion distributed for the redemption of Shares	82,149,803	413,628,878	269,781,344	451,289,428
Net realized gain	82,744,209	416,226,440	272,846,593	455,352,569
Net change in unrealized appreciation/depreciation on investment in silver bullion	226,214,620	1,680,168,086	544,712,454	(1,449,451,434)
Net realized and unrealized gain (loss)	308,958,829	2,096,394,526	817,559,047	(994,098,865)
Net increase (decrease) in net assets resulting from operations	$296,420,831	$2,081,140,405	$800,630,649	$(1,012,650,990)
Net increase (decrease) in net assets per Share	$0.63	$4.45	$1.59	$(1.96)

(a)	Represents a payment received from a class action settlement related to silver.

See Index to Financial Statements on page F-1 for a list of the financial statements being filed herein.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

There have been no changes in accountants and no disagreements with accountants during the year ended December 31, 2025.

Item 9A. Controls and Procedures.

Disclosure Controls and Procedures

The duly authorized officers of the Sponsor performing functions equivalent to those a principal executive officer and principal financial officer of the Trust would perform if the Trust had any officers, with the participation of the Trustee, have evaluated the effectiveness of the Trust’s disclosure controls and procedures, and have concluded that the disclosure controls and procedures of the Trust were effective as of December 31, 2025, the end of the period covered by this report, to provide reasonable assurance that information required to be disclosed in the reports that the Trust files or submits under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported, within the time periods specified in the applicable rules and forms, and that it is accumulated and communicated to the duly authorized officers of the Sponsor performing functions equivalent to those a principal executive officer and principal financial officer of the Trust would perform if the Trust had any officers, as appropriate to allow timely decisions regarding required disclosure.

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

The Sponsor’s management, including the principal executive officer and principal financial officer of the Sponsor, assessed the effectiveness of the Trust’s internal control over financial reporting as of December 31, 2025. In making its assessment, the Sponsor’s management has utilized the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in its report entitled “Internal Control – Integrated Framework” (2013). Based on their assessment and those criteria, the Sponsor’s management concluded that the Trust maintained effective internal control over financial reporting as of December 31, 2025.

The effectiveness of the Trust’s internal control over financial reporting as of December 31, 2025 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which is included herein.

Changes in Internal Control over Financial Reporting

There were no changes in the Trust’s internal control over financial reporting that occurred during the quarter ended December 31, 2025 that have materially affected, or are reasonably likely to materially affect, the Trust’s internal control over financial reporting.

Item 9B. Other Information.

Section 13(r) Disclosure

Pursuant to Section 219 of the Iran Threat Reduction and Syria Human Rights Act of 2012, which added Section 13(r) of the Exchange Act, the Trust hereby incorporates by reference herein Exhibit 99.1 of this report, which includes disclosures regarding activities at Malaysia Airport Holdings Berhad, in which certain funds and entities affiliated with Global Infrastructure Management, LLC, a consolidated subsidiary of BlackRock, Inc., obtained a minority non-controlling interest.

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

Shannon Ghia is the President and Chief Executive Officer, and Bryan Bowers is the Chief Financial Officer of the Sponsor.

The Sponsor is managed by the Board of Directors composed of Philip Jensen, Peter Landini, Lindsey Haswell, Shannon Ghia and Bryan Bowers.

Shannon Ghia, 49, has served as a Director of the Sponsor since March 2022 and became a principal of the Sponsor on April 18, 2022. Ms. Ghia is a Managing Director of BlackRock and has served as Global Co-Head of ETF Markets since January 1, 2022. ETF Markets encompasses the Global Markets and Product Engineering teams within EII Markets and Investments (“the Engine”) of BlackRock’s ETF and Index Investing organization. The Engine teams drive investment integrity and market quality in BlackRock’s ETF and index portfolios. Global Markets and Product Engineering together strive to safeguard ETF trading, evolve the ETF ecosystem and develop best-in-class products with enduring integrity that promote clients’ financial well‑being. From January 1, 2016 to December 31, 2021, Ms. Ghia served as the U.S. Head of iShares Global Markets and was responsible for overseeing primary and secondary trading of the iShares ETF suite and developing the ETF ecosystem. In this capacity, Ms. Ghia built out the ETF trading platform and operational best practices to support a greater complexity of products and an acceleration in trading volumes. She also worked closely with exchanges, ETF service providers and liquidity providers to promote ETF market quality. Ms. Ghia’s service with BlackRock or its affiliates dates to 2002, including her years with Barclays Global Investors. Ms. Ghia earned a BA degree in Business / Economics with an emphasis in Accounting from the University of California, Santa Barbara.

Bryan Bowers, 51, has been employed by BlackRock or its affiliates since September 6, 2011, performing supervisory and managerial functions. Mr. Bowers is a Managing Director of BlackRock and is a member of the Product Governance & Reporting Team within BlackRock's Global Accounting and Product Services (“GAAPS”) function. Mr. Bowers serves as the Chief Trust Officer of BlackRock Institutional Trust Company (“BTC”) and the Chief Financial Officer for the US iDTS trusts. From 2021 to 2025, Mr. Bowers oversaw fund accounting operations, strategic product initiatives, fund certifications, accounting policies and provides support to the audit committee of the board for each iShares Trust, iShares, Inc. and iShares U.S. ETF Trust. From September 1, 2014 to October 3, 2021, Mr. Bowers served as a Director on the Global Financial Reporting on the Business Operations & Technology team within BlackRock's GAAPS function. From September 6, 2011 to August 31, 2014, Mr. Bowers served as a Vice President on BlackRock's Fund Administration team. Prior to joining BlackRock, Mr. Bowers served as an Assistant Vice President of State Street Corporation or its affiliates, where he served as a Unit Manager within the Global and Corporate Bond Accounting Units from September 1, 2007 to September 4, 2011. Mr. Bowers earned his B.S. degree in accounting from Stockton University.

Philip Jensen, 67, is Chairman of the Sponsor’s audit committee. In June 2001, Mr. Jensen joined Paul Capital Partners, an investment firm focusing on the secondary private equity and healthcare markets, for which he presently serves as Partner and previously served as Chief Operating Officer from 2002 to 2020. Mr. Jensen received his Bachelor of Science from San Francisco State University and practiced as a California Certified Public Accountant through 1992.

Peter Landini, 74, is a member of the Sponsor’s audit committee. In January 2003, Mr. Landini joined RBP Investment Advisors, Inc., a financial planning consultancy firm, for which he presently serves as Partner and Wealth Manager. Mr. Landini received his Bachelor of Science in accounting from Santa Clara University and an MBA in finance from Golden Gate University. Mr. Landini is a certified financial planner.

Lindsey Haswell, 47, is the Chief Legal Officer of Tempo Labs, a layer-one blockchain designed specifically for payments that was incubated by Stripe and Paradigm that she joined in August 2025. She is also on the board of ProCap Acquisition Corp., a fintech-focused special purpose acquisition company. She served as the Chief Legal and Administrative Officer for crypto payments firm MoonPay from February 2023 to August 2025, and the Chief Legal and Administrative Officer for crypto-asset firm Blockchain.com from May 2021 to February 2023. Since July 2022, she also has served on the founding team of the Core blockchain network, a Bitcoin-powered layer-one blockchain. Ms. Haswell was the Chief Legal and Administrative Officer of mobility company Lime from September 2018 to May 2021 and was a founding member of Uber’s Legal team, on which she served from January 2015 to November 2017. In November 2017, she founded a venture-backed company in the autonomous vehicle space. From August 2003 to January 2015, Ms. Haswell worked at the law firm Gibson, Dunn & Crutcher LLP, where she focused on tech counseling and litigation. Ms. Haswell earned a degree in Political Science and Journalism from the University of Southern California and a law degree from the University of Southern California.

The Sponsor has a code of ethics (the “Code of Ethics”) that applies to its executive officers, including its Chief Executive Officer, President, Chief Financial Officer and Treasurer, who perform certain functions with respect to the Trust that, if the Trust had executive officers would typically be performed by them. The Code of Ethics is available by writing the Sponsor at 400 Howard Street, San Francisco, CA 94105 or calling the Sponsor at (415) 670-2000. The Sponsor’s Code of Ethics is intended to be a codification of the business and ethical principles that guide the Sponsor, and to deter wrongdoing, to promote (1) honest and ethical conduct (including the ethical handling of actual or apparent conflicts of interest), (2) full, fair, accurate, timely and understandable disclosure in public reports, documents and communications, (3) compliance with applicable laws and governmental rules and regulations, (4) prompt internal reporting of violations of the Code of Ethics and (5) accountability for adherence to the Code of Ethics.

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

Item 11. Executive Compensation.

The Trust has no employees, officers or directors. The Trust is managed by the Sponsor and pays the Sponsor the Sponsor’s fees. For the year ended December 31, 2025, the Trust incurred Sponsor’s fees of $95,546,277.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Securities Authorized for Issuance under Equity Compensation Plans

Not applicable.

Security Ownership of Certain Beneficial Owners and Management

Not applicable.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

See Item 11 above.

Item 14. Principal Accountant Fees and Services.

Audit and Non-Audit Fees

The table below summarizes the fees for services performed by PricewaterhouseCoopers LLP for the years ended December 31, 2025 and 2024.

	2025	2024
Audit fees	$64,800	$64,800
Audit-related fees	250	250
Tax fees	—	—
All other fees	—	—
Total	$65,050	$65,050

Approval of Independent Registered Public Accounting Firm Services and Fees

The audit committee of the Board of Directors of the Sponsor approved, prior to the commencement of the engagement, the engagement of and compensation to be paid to PricewaterhouseCoopers LLP as auditors of the Trust.

Part IV

Item 15. Exhibits and Financial Statement Schedules.

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

10.2	Sub-license Agreement is incorporated by reference to Exhibit 10.2 of Registration Statement No. 333-156506 filed by the Registrant on December 30, 2008

19.1*	Global Insider Trading Policy

23.1*	Consent of PricewaterhouseCoopers LLP

31.1*	Certification by Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification by Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification by Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes‑Oxley Act of 2002

32.2*	Certification by Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes‑Oxley Act of 2002

97.1	Executive Officer Incentive-Based Compensation Clawback Policy is incorporated by reference to Exhibit 97.1 of the Annual Report on Form 10-K filed by the Registrant on February 20, 2024

99.1*	Section 13(r) Disclosure

101.INS*	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File included as Exhibit 101 (embedded within the Inline XBRL document)

*    Filed herewith

Item 16. Form 10-K Summary.

None.

iShares® Silver Trust
Financial Statements
Index

Report of Independent Registered Public Accounting Firm

To the Sponsor and Shareholders of iShares Silver Trust

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying statements of assets and liabilities, including the schedules of investments, of iShares Silver Trust (the “Trust”) as of December 31, 2025 and 2024, and the related statements of operations, changes in net assets and cash flows for each of the three years in the period ended December 31, 2025, including the related notes (collectively referred to as the “financial statements”). We also have audited the Trust’s internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Trust as of December 31, 2025 and 2024, and the results of its operations, changes in its net assets and its cash flows for each of the three years in the period ended December 31, 2025 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Trust maintained, in all material respects, effective internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

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
February 27, 2026

We have served as the Trust’s auditor since 2006.

iShares® Silver Trust

Statements of Assets and Liabilities

At December 31, 2025 and 2024

	December 31,
	2025	2024
Assets
Investment in silver bullion, at fair value(a)	$38,060,491,397	$13,407,235,411
Total Assets	38,060,491,397	13,407,235,411

Liabilities
Sponsor’s fees payable	14,200,889	5,976,407
Total Liabilities	14,200,889	5,976,407

Commitments and contingent liabilities (Note 6)	—	—

Net Assets	$38,046,290,508	$13,401,259,004

Shares issued and outstanding(b)	582,950,000	508,950,000
Net asset value per Share (Note 2C)	$65.27	$26.33

(a)	Cost of investment in silver bullion: $18,528,712,929 and $11,628,353,352, respectively.
(b)	No par value, unlimited amount authorized.

See notes to financial statements.

iShares® Silver Trust

Statements of Operations

For the years ended December 31, 2025, 2024 and 2023

	Years Ended December 31,
	2025	2024	2023
Expenses
Sponsor’s fees	$95,546,277	$63,272,642	$53,561,823
Total expenses	95,546,277	63,272,642	53,561,823
Net investment loss	(95,546,277)	(63,272,642)	(53,561,823)

Net Realized and Unrealized Gain (Loss)
Net realized gain from:
Litigation proceeds(a)	17,333	138,783	—
Silver bullion sold to pay expenses	23,564,605	10,181,575	3,873,057
Silver bullion distributed for the redemption of Shares	3,625,989,545	1,216,849,453	282,624,263
Net realized gain	3,649,571,483	1,227,169,811	286,497,320
Net change in unrealized appreciation/depreciation	17,752,896,409	1,001,643,726	(361,918,369)
Net realized and unrealized gain (loss)	21,402,467,892	2,228,813,537	(75,421,049)

Net increase (decrease) in net assets resulting from operations	$21,306,921,615	$2,165,540,895	$(128,982,872)

Net increase (decrease) in net assets per Share(b)	$40.90	$4.42	$(0.26)

(a)	Represents a payment received from a class action settlement related to silver.
(b)	Net increase (decrease) in net assets per Share based on average shares outstanding during the year.

See notes to financial statements.

iShares® Silver Trust

Statements of Changes in Net Assets

For the years ended December 31, 2025, 2024 and 2023

	Years Ended December 31,
	2025	2024	2023
Net Assets, Beginning of Year	$13,401,259,004	$10,389,177,775	$11,160,084,971

Operations:
Net investment loss	(95,546,277)	(63,272,642)	(53,561,823)
Net realized gain	3,649,571,483	1,227,169,811	286,497,320
Net change in unrealized appreciation/depreciation	17,752,896,409	1,001,643,726	(361,918,369)
Net increase (decrease) in net assets resulting from operations	21,306,921,615	2,165,540,895	(128,982,872)

Capital Share Transactions:
Contributions for Shares issued	15,615,761,735	7,621,670,899	3,580,116,083
Distributions for Shares redeemed	(12,277,651,846)	(6,775,130,565)	(4,222,040,407)
Net increase (decrease) in net assets from capital share transactions	3,338,109,889	846,540,334	(641,924,324)

Increase (decrease) in net assets	24,645,031,504	3,012,081,229	(770,907,196)

Net Assets, End of Year	$38,046,290,508	$13,401,259,004	$10,389,177,775

Shares issued and redeemed
Shares issued	411,600,000	293,550,000	167,250,000
Shares redeemed	(337,600,000)	(261,600,000)	(196,800,000)
Net increase (decrease) in Shares issued and outstanding	74,000,000	31,950,000	(29,550,000)

See notes to financial statements.

iShares® Silver Trust

Statements of Cash Flows

For the years ended December 31, 2025, 2024 and 2023

	Years Ended December 31,
	2025	2024	2023
Cash Flows from Operating Activities
Proceeds from silver bullion sold to pay expenses	$87,321,795	$61,784,640	$53,707,373
Expenses – Sponsor’s fees paid	(87,321,795)	(61,784,640)	(53,707,373)
Net cash provided by operating activities	—	—	—
Increase (decrease) in cash	—	—	—
Cash, beginning of year	—	—	—
Cash, end of year	$—	$—	$—

Reconciliation of Net Increase (Decrease) in Net Assets Resulting from Operations to Net Cash Provided by (Used in) Operating Activities
Net increase (decrease) in net assets resulting from operations	$21,306,921,615	$2,165,540,895	$(128,982,872)
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by (used in) operating activities:
Proceeds from silver bullion sold to pay expenses	87,321,795	61,784,640	53,707,373
Litigation proceeds(a)	(17,333)	(138,783)	—
Net realized (gain) loss	(3,649,554,150)	(1,227,031,028)	(286,497,320)
Net change in unrealized appreciation/depreciation	(17,752,896,409)	(1,001,643,726)	361,918,369
Change in operating assets and liabilities:
Sponsor’s fees payable	8,224,482	1,488,002	(145,550)
Net cash provided by (used in) operating activities	$—	$—	$—

Supplemental disclosure of non-cash information:
Silver bullion contributed for Shares issued	$15,615,761,735	$7,621,670,899	$3,580,116,083
Silver bullion distributed for Shares redeemed	$(12,277,651,846)	$(6,775,130,565)	$(4,222,040,407)

(a)	Represents a payment received from a class action settlement related to silver.

See notes to financial statements.

iShares® Silver Trust

Schedules of Investments

At December 31, 2025 and 2024

December 31, 2025

Description	Ounces	Cost	Fair Value
Silver bullion	528,691,365	$18,528,712,929	$38,060,491,397

Total Investments — 100.04%			38,060,491,397
Liabilities in Excess of Other Assets — (0.04)%			(14,200,889)
Net Assets — 100.00%			$38,046,290,508

December 31, 2024

Description	Ounces	Cost	Fair Value
Silver bullion	463,837,932	$11,628,353,352	$13,407,235,411

Total Investments — 100.04%			13,407,235,411
Liabilities in Excess of Other Assets — (0.04)%			(5,976,407)
Net Assets — 100.00%			$13,401,259,004

See notes to financial statements.

iShares® Silver Trust

Notes to Financial Statements

December 31, 2025

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

Gain or loss on sales of silver bullion is calculated on a trade date basis using the average cost method.

The following tables summarize activity in silver bullion for the years ended December 31, 2025, 2024 and 2023:

Year Ended December 31, 2025	Ounces	Cost	Fair Value	Realized Gain (Loss)
Beginning balance	463,837,932	$11,628,353,352	$13,407,235,411	$—
Silver bullion contributed	373,938,415	15,615,761,735	15,615,761,735	—
Silver bullion distributed	(306,799,585)	(8,651,662,301)	(12,277,651,846)	3,625,989,545
Silver bullion sold to pay expenses	(2,285,397)	(63,739,857)	(87,321,795)	23,564,605
Net realized gain	—	—	3,649,554,150	—
Litigation proceeds(a)	—	—	17,333	—
Net change in unrealized appreciation/depreciation	—	—	17,752,896,409	—
Ending balance	528,691,365	$18,528,712,929	$38,060,491,397	$3,649,554,150

(a)	Includes a payment received from a class action settlement related to silver of $17,333.

Year Ended December 31, 2024	Ounces	Cost	Fair Value	Realized Gain (Loss)
Beginning balance	436,892,231	$9,616,427,847	$10,393,666,180	$—
Silver bullion contributed	268,075,875	7,621,670,899	7,621,670,899	—
Silver bullion distributed	(238,913,180)	(5,558,281,112)	(6,775,130,565)	1,216,849,453
Silver bullion sold to pay expenses	(2,216,994)	(51,464,282)	(61,784,640)	10,181,575
Net realized gain	—	—	1,227,031,028	—
Litigation proceeds(a)	—	—	138,783	—
Net change in unrealized appreciation/depreciation	—	—	1,001,643,726	—
Ending balance	463,837,932	$11,628,353,352	$13,407,235,411	$1,227,031,028

(a)	Includes a payment received from a class action settlement related to silver of $138,783.

Year Ended December 31, 2023	Ounces	Cost	Fair Value	Realized Gain (Loss)
Beginning balance	466,265,146	$10,025,562,224	$11,164,718,926	$—
Silver bullion contributed	153,556,215	3,580,116,083	3,580,116,083	—
Silver bullion distributed	(180,643,461)	(3,939,416,144)	(4,222,040,407)	282,624,263
Silver bullion sold to pay expenses	(2,285,669)	(49,834,316)	(53,707,373)	3,873,057
Net realized gain	—	—	286,497,320	—
Net change in unrealized appreciation/depreciation	—	—	(361,918,369)	—
Ending balance	436,892,231	$9,616,427,847	$10,393,666,180	$286,497,320

C.	Calculation of Net Asset Value

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

When silver bullion is exchanged in settlement of a redemption, it is considered a sale of silver bullion for accounting purposes.

Share activities for the years ended December 31, 2025, 2024 and 2023 were as follows:

	December 31,
	2025		2024		2023
	Shares	Amount	Shares	Amount	Shares	Amount
Shares issued	411,600,000	$15,615,761,735	293,550,000	$7,621,670,899	167,250,000	$3,580,116,083
Shares redeemed	(337,600,000)	(12,277,651,846)	(261,600,000)	(6,775,130,565)	(196,800,000)	(4,222,040,407)
Net increase (decrease)	74,000,000	$3,338,109,889	31,950,000	$846,540,334	(29,550,000)	$(641,924,324)

E.	Federal Income Taxes

The Trust is treated as a grantor trust for federal income tax purposes and, therefore, no provision for federal income taxes is required. Any interest, expenses, gains and losses are passed through to the holders of Shares of the Trust.

The Sponsor has analyzed applicable tax laws and regulations and their application to the Trust as of  December 31, 2025 and does not believe that there are any uncertain tax positions that require recognition of a tax liability.

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

3 - Trust Expenses

The Sponsor’s fees are accrued daily at an annualized rate equal to 0.50% of the net asset value of the Trust, paid monthly in arrears. The Sponsor has agreed to assume the following administrative and marketing expenses incurred by the Trust: the Trustee’s fee and reimbursement for its reasonable out‑of‑pocket expenses, the Custodian’s fee, NYSE Arca listing fees, SEC registration fees, printing and mailing costs, audit fees and expenses, and up to $500,000 per annum in legal fees and expenses. The Sponsor may determine in its sole discretion to assume legal fees and expenses of the Trust in excess of the amount required under the Trust Agreement. To the extent that the Sponsor does not voluntarily assume such fees and expenses, they will be the responsibility of the Trust.

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

8 - Financial Highlights

The following financial highlights relate to investment performance and operations for a Share outstanding for the years ended December 31, 2025, 2024 and 2023.

	December 31,
	2025	2024	2023
Net asset value per Share, beginning of year	$26.33	$21.78	$22.03

Net investment loss(a)	(0.18)	(0.13)	(0.11)
Net realized and unrealized gain (loss)(b)	39.12	4.68	(0.14)
Net increase (decrease) in net assets from operations	38.94	4.55	(0.25)
Net asset value per Share, end of year	$65.27	$26.33	$21.78

Total return, at net asset value(c)	147.89%	20.89%	(1.13)%

Ratio to average net assets:
Net investment loss	(0.50)%	(0.50)%	(0.50)%
Expenses	0.50%	0.50%	0.50%

(a)	Based on average Shares outstanding during the year.
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

Leve l3 −	Unobservable inputs that are unobservable for the asset or liability, including the Trust’s assumptions used in determining the fair value of investments.

At December 31, 2025 and December 31, 2024, the value of the silver bullion held by the Trust is categorized as Level 1.

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

Date:  February 27, 2026

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities* and on the dates indicated.

/s/ Shannon Ghia
Shannon Ghia Director, President and Chief Executive Officer (Principal executive officer)

Date:  February 27, 2026

/s/ Bryan Bowers
Bryan Bowers Director and Chief Financial Officer (Principal financial and accounting officer)

Date:  February 27, 2026

/s/ Philip Jensen
Philip Jensen Director

Date: February 27, 2026

/s/ Peter Landini
Peter Landini Director

Date: February 27, 2026

/s/ Lindsey Haswell
Lindsey Haswell Director

Date: February 27, 2026

*    The registrant is a trust and the persons are signing in their respective capacities as officers or directors of iShares Delaware Trust Sponsor LLC, the Sponsor of the registrant.