Form 10-Q
period 2026-03-31
iShares Silver Trust
filed 2026-05-07
CIK 1330568

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2026
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

As of April 30, 2026, the Registrant had 534,100,000 Shares outstanding.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

iShares® Silver Trust

Statements of Assets and Liabilities (Unaudited)

At March 31, 2026 and December 31, 2025

	March 31, 2026	December 31, 2025
Assets
Investment in silver bullion, at fair value(a)	$35,687,527,728	$38,060,491,397
Receivable for investments sold	32,906,608	—
Receivable for capital shares sold	26,325,280	—
Total Assets	35,746,759,616	38,060,491,397

Liabilities
Sponsor’s fee payable	16,773,048	14,200,889
Payable for investments purchased	26,325,288	—
Payable for capital shares redeemed	32,906,600	—
Total Liabilities	76,004,936	14,200,889

Commitments and contingent liabilities (Note 6)	—	—

Net Assets	$35,670,754,680	$38,046,290,508

Shares issued and outstanding(b)	542,000,000	582,950,000
Net asset value per Share (Note 2C)	$65.81	$65.27

(a)	Cost of investment in silver bullion: $21,625,300,287 and $18,528,712,929, respectively.
(b)	No par value, unlimited amount authorized.

See notes to financial statements.

iShares® Silver Trust

Statements of Operations (Unaudited)

For the three months ended March 31, 2026 and 2025

	Three Months Ended March 31,
	2026	2025
Expenses
Sponsor’s fee	$52,725,070	$17,518,363
Total expenses	52,725,070	17,518,363
Net investment loss	(52,725,070)	(17,518,363)

Net Realized and Unrealized Gain (Loss)
Net realized gain from:
Silver bullion sold to pay expenses	26,270,657	3,051,265
Silver bullion distributed for the redemption of Shares	5,993,405,786	514,709,786
Net realized gain	6,019,676,443	517,761,051
Net change in unrealized appreciation/depreciation	(5,469,551,027)	1,784,759,917
Net realized and unrealized gain	550,125,416	2,302,520,968

Net increase in net assets resulting from operations	$497,400,346	$2,285,002,605

Net increase in net assets per Share(a)	$0.88	$4.66

(a)	Net increase in net assets per Share based on average shares outstanding during the period.

See notes to financial statements.

iShares® Silver Trust

Statements of Changes in Net Assets (Unaudited)

For the three months ended March 31, 2026

Three Months Ended March 31, 2026
Net Assets at December 31, 2025	$38,046,290,508

Operations:
Net investment loss	(52,725,070)
Net realized gain	6,019,676,443
Net change in unrealized appreciation/depreciation	(5,469,551,027)
Net increase in net assets resulting from operations	497,400,346

Capital Share Transactions:
Contributions for Shares issued	8,338,923,243
Distributions for Shares redeemed	(11,211,859,417)
Net decrease in net assets from capital share transactions	(2,872,936,174)

Decrease in net assets	(2,375,535,828)

Net Assets at March 31, 2026	$35,670,754,680

Shares issued and redeemed
Shares issued	102,900,000
Shares redeemed	(143,850,000)
Net decrease in Shares issued and outstanding	(40,950,000)

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

See notes to financial statements.

iShares® Silver Trust

Statements of Cash Flows (Unaudited)

For the three months ended March 31, 2026 and 2025

	Three Months Ended March 31,
	2026	2025
Cash Flows from Operating Activities
Proceeds from silver bullion sold to pay expenses	$50,152,911	$17,305,788
Expenses – Sponsor’s fee paid	(50,152,911)	(17,305,788)
Net cash provided by operating activities	—	—
Increase (decrease) in cash	—	—
Cash, beginning of period	—	—
Cash, end of period	$—	$—

Reconciliation of Net Increase (Decrease) in Net Assets Resulting from Operations to Net Cash Provided by (Used in) Operating Activities
Net increase in net assets resulting from operations	$497,400,346	$2,285,002,605
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by (used in) operating activities:
Proceeds from silver bullion sold to pay expenses	50,152,911	17,305,788
Net realized (gain) loss	(6,019,676,443)	(517,761,051)
Net change in unrealized appreciation/depreciation	5,469,551,027	(1,784,759,917)
Change in operating assets and liabilities:
Sponsor’s fee payable	2,572,159	212,580
Receivable for investments sold	(32,906,608)	(12,394,086)
Receivable for capital shares sold	(26,325,280)	—
Payable for investments purchased	26,325,288	—
Payable for capital shares redeemed	32,906,600	12,394,081
Net cash provided by (used in) operating activities	$—	$—

Supplemental disclosure of non-cash information:
Silver bullion contributed for Shares issued	$8,338,923,243	$2,148,318,301
Silver bullion distributed for Shares redeemed	$(11,211,859,417)	$(2,585,212,588)

See notes to financial statements.

iShares® Silver Trust

Schedules of Investments (Unaudited)

At March 31, 2026 and December 31, 2025

March 31, 2026

Description	Ounces	Cost	Fair Value
Silver bullion	490,988,894	$21,625,300,287	$35,687,527,728

Total Investments – 100.05%			35,687,527,728
Liabilities in Excess of Other Assets – (0.05)%			(16,773,048)
Net Assets – 100.00%			$35,670,754,680

December 31, 2025

Description	Ounces	Cost	Fair Value
Silver bullion	528,691,365	$18,528,712,929	$38,060,491,397

Total Investments – 100.04%			38,060,491,397
Liabilities in Excess of Other Assets – (0.04)%			(14,200,889)
Net Assets – 100.00%			$38,046,290,508

See notes to financial statements.

iShares® Silver Trust

Notes to Financial Statements (Unaudited)

March 31, 2026

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

The accompanying unaudited financial statements were prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”) for interim financial information and with the instructions for Form 10-Q and the rules and regulations of the U.S. Securities and Exchange Commission (the “SEC”). In the opinion of management, all material adjustments, consisting only of normal recurring adjustments considered necessary for a fair statement of the interim period financial statements, have been made. Interim period results are not necessarily indicative of results for a full-year period. These financial statements and the notes thereto should be read in conjunction with the Trust’s financial statements included in its Annual Report on Form 10-K for the year ended December 31, 2025, as filed with the SEC on February 27, 2026.

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

Gain or loss on sales of silver bullion is calculated on a trade date basis using the average cost method.

The following tables summarize activity in silver bullion for the three months ended March 31, 2026 and 2025:

Three Months Ended March 31, 2026	Ounces	Cost	Fair Value	Realized Gain (Loss)
Beginning balance	528,691,365	$18,528,712,929	$38,060,491,397	$—
Silver bullion contributed	93,236,040	8,338,923,243	8,338,923,243	—
Silver bullion distributed	(130,335,264)	(5,218,453,631)	(11,211,859,417)	5,993,405,786
Silver bullion sold to pay expenses	(603,247)	(23,882,254)	(50,152,911)	26,270,657
Net realized gain	—	—	6,019,676,443	—
Net change in unrealized appreciation/depreciation	—	—	(5,469,551,027)	—
Ending balance	490,988,894	$21,625,300,287	$35,687,527,728	$6,019,676,443

Three Months Ended March 31, 2025	Ounces	Cost	Fair Value	Realized Gain (Loss)
Beginning balance	463,837,932	$11,628,353,352	$13,407,235,411	$—
Silver bullion contributed	66,224,506	2,148,318,301	2,148,318,301	—
Silver bullion distributed	(81,530,230)	(2,070,502,802)	(2,585,212,588)	514,709,786
Silver bullion sold to pay expenses	(564,030)	(14,254,523)	(17,305,788)	3,051,265
Net realized gain	—	—	517,761,051	—
Net change in unrealized appreciation/depreciation	—	—	1,784,759,917	—
Ending balance	447,968,178	$11,691,914,328	$15,255,556,304	$517,761,051

C.	Calculation of Net Asset Value

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

The per-Share amount of silver exchanged for a purchase or redemption represents the per-Share amount of silver held by the Trust, after giving effect to its liabilities.

When silver bullion is exchanged in settlement of a redemption, it is considered a sale of silver bullion for accounting purposes.

E.	Federal Income Taxes

The Trust is treated as a grantor trust for federal income tax purposes and, therefore, no provision for federal income taxes is required. Any interest, expenses, gains and losses are passed through to the holders of Shares of the Trust.

The Sponsor has analyzed applicable tax laws and regulations and their application to the Trust as of  March 31, 2026 and does not believe that there are any uncertain tax positions that require recognition of a tax liability.

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

The following financial highlights relate to investment performance and operations for a Share outstanding for the three months ended March 31, 2026 and 2025.

	Three Months Ended March 31,
	2026	2025
Net asset value per Share, beginning of period	$65.27	$26.33

Net investment loss(a)	(0.09)	(0.04)
Net realized and unrealized gain(b)	0.63	4.70
Net increase in net assets from operations	0.54	4.66
Net asset value per Share, end of period	$65.81	$30.99

Total return, at net asset value(c)(d)	0.83%	17.70%

Ratio to average net assets:
Net investment loss(e)	(0.50)%	(0.50)%
Expenses(e)	0.50%	0.50%

(a)	Based on average Shares outstanding during the period.
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

At March 31, 2026 and December 31, 2025, the value of the silver bullion held by the Trust is categorized as Level 1.

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

Introduction

The iShares Silver Trust (the “Trust”) is a grantor trust formed under the laws of the State of New York. The Trust does not have any officers, directors, or employees and is administered by The Bank of New York Mellon (the “Trustee”) acting as trustee, pursuant to the Third Amended and Restated Depositary Trust Agreement (the “Trust Agreement”) between the Trustee and iShares Delaware Trust Sponsor LLC, the sponsor of the Trust (the “Sponsor”). The Trust issues units of beneficial interest (“Shares”), representing fractional undivided beneficial interests in its net assets. The assets of the Trust consist primarily of silver bullion held by a custodian as an agent of the Trust responsible only to the Trustee.

The Trust is a passive investment vehicle and seeks to reflect generally the performance of the price of silver. The Trust seeks to reflect such performance before payment of the Trust’s expenses and liabilities. The Trust does not engage in any activities designed to obtain a profit from, or ameliorate losses caused by, changes in the price of silver.

The Trust issues and redeems Shares only in exchange for silver, only in aggregations of 50,000 Shares (a “Basket”) or integral multiples thereof, and only in transactions with registered broker-dealers that have previously entered into an agreement with the Sponsor and the Trustee governing the terms and conditions of such transactions (such broker-dealers, the “Authorized Participants”). A list of the current Authorized Participants is available from the Sponsor or the Trustee.

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

Results of Operations

The Quarter Ended March 31, 2026

The Trust’s net asset value decreased from $38,046,290,508 at December 31, 2025 to $35,670,754,680 at March 31, 2026, a 6.24% decrease. The decrease in the Trust’s net asset value resulted primarily from a decrease in the number of outstanding Shares, which fell from 582,950,000 Shares at December 31, 2025 to 542,000,000 Shares at March 31, 2026, a consequence of 102,900,000 Shares (2,058 Baskets) being created and 143,850,000 Shares (2,877 Baskets) being redeemed during the quarter. The decrease in the Trust’s net asset value was partially offset by an increase in the price of silver, which rose 0.97% from $71.99 at December 31, 2025 to $72.69 at March 31, 2026.

The 0.83% increase in the NAV from $65.27 at December 31, 2025 to $65.81 at March 31, 2026 is directly related to the 0.97% increase in the price of silver.

The NAV increased slightly less than the price of silver on a percentage basis due to the Sponsor’s fee, which was $52,725,070 for the quarter, or 0.12% of the Trust’s average weighted assets of $42,770,619,621 during the quarter. The NAV of $107.35 on January 29, 2026 was the highest during the quarter, compared with a low during the quarter of $60.88 on March 23, 2026.

The net increase in net assets resulting from operations for the quarter ended March 31, 2026 was $497,400,346, resulting from a net realized gain of $26,270,657 from investment in silver bullion sold to pay expenses and a net realized gain of $5,993,405,786 on silver bullion distributed for the redemption of Shares, partially offset by an unrealized loss on investment in silver bullion of $5,469,551,027 and a net investment loss of $52,725,070. Other than the Sponsor’s fee of $52,725,070, the Trust had no expenses during the quarter.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Not applicable.

Item 4. Controls and Procedures.

The duly authorized officers of the Sponsor performing functions equivalent to those a principal executive officer and principal financial officer of the Trust would perform if the Trust had any officers, with the participation of the Trustee, have evaluated the effectiveness of the Trust’s disclosure controls and procedures, and have concluded that the disclosure controls and procedures of the Trust were effective as of March 31, 2026, the end of the period covered by this report, to provide reasonable assurance that information required to be disclosed in the reports that the Trust files or submits under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported, within the time periods specified in the applicable rules and forms, and that it is accumulated and communicated to the duly authorized officers of the Sponsor performing functions equivalent to those a principal executive officer and principal financial officer of the Trust would perform if the Trust had any officers, as appropriate to allow timely decisions regarding required disclosure.

There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures.

There were no changes in the Trust’s internal control over financial reporting that occurred during the quarter ended March 31, 2026 that have materially affected, or are reasonably likely to materially affect, the Trust’s internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings.

None.

Item 1A. Risk Factors

There have been no material changes to the Risk Factors last reported under Part I, Item 1A of the registrant’s Annual Report on Form 10-K for the year ended December 31, 2025, filed with the Securities and Exchange Commission on February 27, 2026.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

a) None.

b) Not applicable.

c) 143,850,000 Shares (2,877 Baskets) were redeemed during the quarter ended March 31, 2026.

Period	Total Number of Shares Redeemed	Average Ounces of Silver Paid Per Share
01/01/26 to 01/31/26	50,150,000	$0.9064
02/01/26 to 02/28/26	50,650,000	0.9060
03/01/26 to 03/31/26	43,050,000	0.9057
Total	143,850,000	$0.9060

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
Sponsor of iShares Silver Trust (registrant)

/s/ Jay Jacobs

Jay Jacobs
Director, President and Chief Executive Officer
(Principal executive officer)

Date:	May 7, 2026

/s/ Bryan Bowers

Bryan Bowers
Director and Chief Financial Officer
(Principal financial and accounting officer)

Date:	May 7, 2026

*    The registrant is a trust and the persons are signing in their respective capacities as officers of iShares Delaware Trust Sponsor LLC, the Sponsor of the registrant.