Form 10-Q
period 2026-06-30
iShares Silver Trust
filed 2026-08-06
CIK 1330568

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2026
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

As of July 31, 2026, the Registrant had 538,200,000 Shares outstanding.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

iShares® Silver Trust

Statements of Assets and Liabilities (Unaudited)

At June 30, 2026 and December 31, 2025

	June 30, 2026	December 31, 2025
Assets
Investment in silver bullion, at fair value(a)	$28,207,520,164	$38,060,491,397
Total Assets	28,207,520,164	38,060,491,397

Liabilities
Sponsor’s fee payable	13,331,775	14,200,889
Total Liabilities	13,331,775	14,200,889

Commitments and contingent liabilities (Note 6)	—	—

Net Assets	$28,194,188,389	$38,046,290,508

Shares issued and outstanding(b)	530,300,000	582,950,000
Net asset value per Share (Note 2C)	$53.17	$65.27

(a)	Cost of investment in silver bullion: $21,940,564,821 and $18,528,712,929, respectively.
(b)	No par value, unlimited amount authorized.

See notes to financial statements.

iShares® Silver Trust

Statements of Operations (Unaudited)

For the three and six months ended June 30, 2026 and 2025

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Expenses
Sponsor’s fee	$44,442,928	$19,191,181	$97,167,998	$36,709,544
Total expenses	44,442,928	19,191,181	97,167,998	36,709,544
Net investment loss	(44,442,928)	(19,191,181)	(97,167,998)	(36,709,544)

Net Realized and Unrealized Gain (Loss)
Net realized gain from:
Silver bullion sold to pay expenses	19,200,025	3,667,310	45,470,682	6,718,575
Silver bullion distributed for the redemption of Shares	1,067,724,966	412,850,821	7,061,130,752	927,560,607
Net realized gain	1,086,924,991	416,518,131	7,106,601,434	934,279,182
Net change in unrealized appreciation/depreciation	(7,795,272,098)	507,216,153	(13,264,823,125)	2,291,976,070
Net realized and unrealized gain (loss)	(6,708,347,107)	923,734,284	(6,158,221,691)	3,226,255,252

Net increase (decrease) in net assets resulting from operations	$(6,752,790,035)	$904,543,103	$(6,255,389,689)	$3,189,545,708

Net increase (decrease) in net assets per Share(a)	$(12.57)	$1.79	$(11.37)	$6.42

(a)	Net increase (decrease) in net assets per Share based on average shares outstanding during the period.

See notes to financial statements.

iShares® Silver Trust

Statements of Changes in Net Assets (Unaudited)

For the three and six months ended June 30, 2026

Six Months Ended June 30, 2026
Net Assets at December 31, 2025	$38,046,290,508

Operations:
Net investment loss	(52,725,070)
Net realized gain	6,019,676,443
Net change in unrealized appreciation/depreciation	(5,469,551,027)
Net increase in net assets resulting from operations	497,400,346

Capital Share Transactions:
Contributions for Shares issued	8,338,923,243
Distributions for Shares redeemed	(11,211,859,417)
Net decrease in net assets from capital share transactions	(2,872,936,174)

Decrease in net assets	(2,375,535,828)

Net Assets at March 31, 2026	$35,670,754,680

Operations:
Net investment loss	(44,442,928)
Net realized gain	1,086,924,991
Net change in unrealized appreciation/depreciation	(7,795,272,098)
Net decrease in net assets resulting from operations	(6,752,790,035)

Capital Share Transactions:
Contributions for Shares issued	2,124,891,981
Distributions for Shares redeemed	(2,848,668,237)
Net decrease in net assets from capital share transactions	(723,776,256)

Decrease in net assets	(7,476,566,291)

Net Assets at June 30, 2026	$28,194,188,389

Shares issued and redeemed
Shares issued	134,900,000
Shares redeemed	(187,550,000)
Net decrease in Shares issued and outstanding	(52,650,000)

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

See notes to financial statements.

iShares® Silver Trust

Statements of Cash Flows (Unaudited)

For the six months ended June 30, 2026 and 2025

	Six Months Ended June 30,
	2026	2025
Cash Flows from Operating Activities
Proceeds from silver bullion sold to pay expenses	$98,037,112	$35,729,827
Expenses – Sponsor’s fee paid	(98,037,112)	(35,729,827)
Net cash provided by operating activities	—	—
Increase (decrease) in cash	—	—
Cash, beginning of period	—	—
Cash, end of period	$—	$—

Reconciliation of Net Increase (Decrease) in Net Assets Resulting from Operations to Net Cash Provided by (Used in) Operating Activities
Net increase (decrease) in net assets resulting from operations	$(6,255,389,689)	$3,189,545,708
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by (used in) operating activities:
Proceeds from silver bullion sold to pay expenses	98,037,112	35,729,827
Net realized gain	(7,106,601,434)	(934,279,182)
Net change in unrealized appreciation/depreciation	13,264,823,125	(2,291,976,070)
Change in operating assets and liabilities:
Sponsor’s fee payable	(869,114)	979,685
Receivable for capital shares sold	—	(49,037,418)
Payable for investments purchased	—	49,037,450
Net cash provided by (used in) operating activities	$—	$—

Supplemental disclosure of non-cash information:
Silver bullion contributed for Shares issued	$10,463,815,224	$5,174,112,110
Silver bullion distributed for Shares redeemed	$(14,060,527,654)	$(4,574,032,721)

See notes to financial statements.

iShares® Silver Trust

Schedules of Investments (Unaudited)

At June 30, 2026 and December 31, 2025

June 30, 2026

Description	Ounces	Cost	Fair Value
Silver bullion	479,760,527	$21,940,564,821	$28,207,520,164

Total Investments – 100.05%			28,207,520,164
Liabilities in Excess of Other Assets – (0.05)%			(13,331,775)
Net Assets – 100.00%			$28,194,188,389

December 31, 2025

Description	Ounces	Cost	Fair Value
Silver bullion	528,691,365	$18,528,712,929	$38,060,491,397

Total Investments – 100.04%			38,060,491,397
Liabilities in Excess of Other Assets – (0.04)%			(14,200,889)
Net Assets – 100.00%			$38,046,290,508

See notes to financial statements.

iShares® Silver Trust

Notes to Financial Statements (Unaudited)

June 30, 2026

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

Gain or loss on sales of silver bullion is calculated on a trade date basis using the average cost method.

The following tables summarize activity in silver bullion for the three months ended June 30, 2026 and 2025:

Three Months Ended June 30, 2026	Ounces	Cost	Fair Value	Realized Gain (Loss)
Beginning balance	490,988,894	$21,625,300,287	$35,687,527,728	$—
Silver bullion contributed	28,955,750	2,124,891,981	2,124,891,981	—
Silver bullion distributed	(39,541,786)	(1,780,943,271)	(2,848,668,237)	1,067,724,966
Silver bullion sold to pay expenses	(642,331)	(28,684,176)	(47,884,201)	19,200,025
Net realized gain	—	—	1,086,924,991	—
Net change in unrealized appreciation/depreciation	—	—	(7,795,272,098)	—
Ending balance	479,760,527	$21,940,564,821	$28,207,520,164	$1,086,924,991

Three Months Ended June 30, 2025	Ounces	Cost	Fair Value	Realized Gain (loss)
Beginning balance	447,968,178	$11,691,914,328	$15,255,556,304	$—
Silver bullion contributed	89,745,308	3,025,793,809	3,025,793,809	—
Silver bullion distributed	(59,107,248)	(1,575,969,311)	(1,988,820,133)	412,850,821
Silver bullion sold to pay expenses	(556,475)	(14,756,730)	(18,424,039)	3,667,310
Net realized gain	—	—	416,518,131	—
Net change in unrealized appreciation/depreciation	—	—	507,216,153	—
Ending balance	478,049,763	$13,126,982,096	$17,197,840,225	$416,518,131

The following tables summarize activity in silver bullion for the six months ended June 30, 2026 and 2025:

Six Months Ended June 30, 2026	Ounces	Cost	Fair Value	Realized Gain (Loss)
Beginning balance	528,691,365	$18,528,712,929	$38,060,491,397	$—
Silver bullion contributed	122,191,790	10,463,815,224	10,463,815,224	—
Silver bullion distributed	(169,877,050)	(6,999,396,902)	(14,060,527,654)	7,061,130,752
Silver bullion sold to pay expenses	(1,245,578)	(52,566,430)	(98,037,112)	45,470,682
Net realized gain	—	—	7,106,601,434	—
Net change in unrealized appreciation/depreciation	—	—	(13,264,823,125)	—
Ending balance	479,760,527	$21,940,564,821	$28,207,520,164	$7,106,601,434

Six Months Ended June 30, 2025	Ounces	Cost	Fair Value	Realized Gain (Loss)
Beginning balance	463,837,932	$11,628,353,352	$13,407,235,411	$—
Silver bullion contributed	155,969,814	5,174,112,110	5,174,112,110	—
Silver bullion distributed	(140,637,478)	(3,646,472,113)	(4,574,032,721)	927,560,607
Silver bullion sold to pay expenses	(1,120,505)	(29,011,253)	(35,729,827)	6,718,575
Net realized gain	—	—	934,279,182	—
Net change in unrealized appreciation/depreciation	—	—	2,291,976,070	—
Ending balance	478,049,763	$13,126,982,096	$17,197,840,225	$934,279,182

C.	Calculation of Net Asset Value

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

The Sponsor has analyzed applicable tax laws and regulations and their application to the Trust as of  June 30, 2026 and does not believe that there are any uncertain tax positions that require recognition of a tax liability.

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

Under the custodian agreement between the Trustee and the Custodian (the “Custodian Agreement”), the Trustee has agreed to indemnify the Custodian for certain costs, expenses, damages, liabilities and losses incurred in connection with the Custodian Agreement, except to the extent resulting from the Custodian's negligence, willful default or fraud.

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

The following financial highlights relate to investment performance and operations for a Share outstanding for the three and six months ended June 30, 2026 and 2025.

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Net asset value per Share, beginning of period	$65.81	$30.99	$65.27	$26.33

Net investment loss(a)	(0.08)	(0.04)	(0.18)	(0.07)
Net realized and unrealized gain (loss)(b)	(12.56)	1.74	(11.92)	6.43
Net increase (decrease) in net assets from operations	(12.64)	1.70	(12.10)	6.36
Net asset value per Share, end of period	$53.17	$32.69	$53.17	$32.69

Total return, at net asset value(c)(d)	(19.21)%	5.49%	(18.54)%	24.15%

Ratio to average net assets:
Net investment loss(e)	(0.50)%	(0.50)%	(0.50)%	(0.50)%
Expenses(e)	0.50%	0.50%	0.50%	0.50%

(a)	Based on average Shares outstanding during the period.
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

At June 30, 2026 and December 31, 2025, the value of the silver bullion held by the Trust is categorized as Level 1.

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

Results of Operations

The Quarter Ended June 30, 2026

The Trust’s net asset value decreased from $35,670,754,680 at March 31, 2026 to $28,194,188,389 at June 30, 2026, a 20.96% decrease. The decrease in the Trust’s net asset value resulted primarily from a decrease in the price of silver, which fell 19.11% from $72.69 at March 31, 2026 to $58.80 at June 30, 2026. The decrease in the Trust’s net asset value was also affected by a decrease in the number of outstanding Shares, which fell from 542,000,000 Shares at March 31, 2026 to 530,300,000 Shares at June 30, 2026, a consequence of 32,000,000 Shares (640 Baskets) being created and 43,700,000 Shares (874 Baskets) being redeemed during the quarter.

The 19.21% decrease in the NAV from $65.81 at March 31, 2026 to $53.17 at June 30, 2026 is directly related to the 19.11% decrease in the price of silver.

The NAV decreased slightly more than the price of silver on a percentage basis due to the Sponsor’s fee, which was $44,442,928 for the quarter, or 0.12% of the Trust’s average weighted assets of $35,658,035,123 during the quarter. The NAV of $78.53 on May 14, 2026 was the highest during the quarter, compared with a low during the quarter of $51.88 on June 25, 2026.

The net decrease in net assets resulting from operations for the quarter ended June 30, 2026 was $6,752,790,035, resulting from an unrealized loss on investment in silver bullion of $7,795,272,098 and a net investment loss of $44,442,928, partially offset by a net realized gain of $19,200,025 from investment in silver bullion sold to pay expenses and a net realized gain of $1,067,724,966 on silver bullion distributed for the redemption of Shares. Other than the Sponsor’s fee of $44,442,928, the Trust had no expenses during the quarter.

The Six-Month Period Ended June 30, 2026

The Trust’s net asset value decreased from $38,046,290,508 at December 31, 2025 to $28,194,188,389 at June 30, 2026, a 25.90% decrease. The decrease in the Trust’s net asset value resulted primarily from a decrease in the price of silver, which fell 18.32% from $71.99 at December 31, 2025 to $58.80 at June 30, 2026. The decrease in the Trust’s net asset value was also affected by a decrease in the number of outstanding Shares, which fell from 582,950,000 Shares at December 31, 2025 to 530,300,000 Shares at June 30, 2026, a consequence of 134,900,000 Shares (2,698 Baskets) being created and 187,550,000 Shares (3,751 Baskets) being redeemed during the period.

The 18.54% decrease in the NAV from $65.27 at December 31, 2025 to $53.17 at June 30, 2026 is directly related to the 18.32% decrease in the price of silver.

The NAV decreased slightly more than the price of silver on a percentage basis due to the Sponsor’s fee, which was $97,167,998 for the period, or 0.25% of the Trust’s average weighted assets of $39,194,679,349 during the period. The NAV of $107.35 on January 29, 2026 was the highest during the period, compared with a low during the period of $51.88 on June 25, 2026.

The net decrease in net assets resulting from operations for the six months ended June 30, 2026 was $6,255,389,689, resulting from an unrealized loss on investment in silver bullion of $13,264,823,125 and a net investment loss of $97,167,998, partially offset by a net realized gain of $45,470,682 from investment in silver bullion sold to pay expenses and a net realized gain of $7,061,130,752 on silver bullion distributed for the redemption of Shares. Other than the Sponsor’s fee of $97,167,998, the Trust had no expenses during the period.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Not applicable.

Item 4. Controls and Procedures.

The duly authorized officers of the Sponsor performing functions equivalent to those a principal executive officer and principal financial officer of the Trust would perform if the Trust had any officers, with the participation of the Trustee, have evaluated the effectiveness of the Trust’s disclosure controls and procedures, and have concluded that the disclosure controls and procedures of the Trust were effective as of June 30, 2026, the end of the period covered by this report, to provide reasonable assurance that information required to be disclosed in the reports that the Trust files or submits under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported, within the time periods specified in the applicable rules and forms, and that it is accumulated and communicated to the duly authorized officers of the Sponsor performing functions equivalent to those a principal executive officer and principal financial officer of the Trust would perform if the Trust had any officers, as appropriate to allow timely decisions regarding required disclosure.

There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures.

There were no changes in the Trust’s internal control over financial reporting that occurred during the six-month period ended June 30, 2026 that have materially affected, or are reasonably likely to materially affect, the Trust’s internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

a) None.

b) Not applicable.

c) 43,700,000 Shares (874 Baskets) were redeemed during the quarter ended June 30, 2026.

Period	Total Number of Shares Redeemed	Average Ounces of Silver Paid Per Share
04/01/26 to 04/30/26	18,450,000	$0.9052
05/01/26 to 05/31/26	7,500,000	0.9048
06/01/26 to 06/30/26	17,750,000	0.9045
Total	43,700,000	$0.9049

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
Sponsor of iShares Silver Trust (registrant)

/s/ Jay Jacobs

Jay Jacobs
Director, President and Chief Executive Officer
(Principal executive officer)

Date:	August 5, 2026

/s/ Bryan Bowers

Bryan Bowers
Director and Chief Financial Officer
(Principal financial and accounting officer)

Date:	August 5, 2026

*	The registrant is a trust and the persons are signing in their respective capacities as officers of iShares Delaware Trust Sponsor LLC, the Sponsor of the registrant.