Form 10-Q
period 2026-09-30
iShares Silver Trust
filed 2026-11-06
CIK 1330568

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2026
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

As of October 31, 2026, the Registrant had 561,050,000 Shares outstanding.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

iShares® Silver Trust

Statements of Assets and Liabilities (Unaudited)

At September 30, 2026 and December 31, 2025

	September 30, 2026	December 31, 2025
Assets
Investment in silver bullion, at fair value(a)	$29,975,014,779	$38,060,491,397
Total Assets	29,975,014,779	38,060,491,397

Liabilities
Sponsor’s fee payable	13,189,521	14,200,889
Total Liabilities	13,189,521	14,200,889

Commitments and contingent liabilities (Note 6)	—	—

Net Assets	$29,961,825,258	$38,046,290,508

Shares issued and outstanding(b)	546,300,000	582,950,000
Net asset value per Share (Note 2C)	$54.85	$65.27

(a)	Cost of investment in silver bullion: $23,295,733,048 and $18,528,712,929, respectively.
(b)	No par value, unlimited amount authorized.

See notes to financial statements.

iShares® Silver Trust

Statements of Operations (Unaudited)

For the three and nine months ended September 30, 2026 and 2025

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Expenses
Sponsor’s fee	$38,665,751	$24,024,767	$135,833,749	$60,734,311
Total expenses	38,665,751	24,024,767	135,833,749	60,734,311
Net investment loss	(38,665,751)	(24,024,767)	(135,833,749)	(60,734,311)

Net Realized and Unrealized Gain (Loss)
Net realized gain from:
Litigation proceeds(a)	—	17,333	—	17,333
Silver bullion sold to pay expenses	9,055,470	5,713,033	54,526,152	12,431,608
Silver bullion distributed for the redemption of Shares	476,550,309	897,833,804	7,537,681,061	1,825,394,411
Net realized gain	485,605,779	903,564,170	7,592,207,213	1,837,843,352
Net change in unrealized appreciation/depreciation	412,326,388	4,093,112,014	(12,852,496,737)	6,385,088,084
Net realized and unrealized gain (loss)	897,932,167	4,996,676,184	(5,260,289,524)	8,222,931,436

Net increase (decrease) in net assets resulting from operations	$859,266,416	$4,972,651,417	$(5,396,123,273)	$8,162,197,125

Net increase (decrease) in net assets per Share(b)	$1.59	$9.29	$(9.87)	$16.00

(a)	Represents a payment received from a class action settlement related to silver.
(b)	Net increase (decrease) in net assets per Share based on average shares outstanding during the period.

See notes to financial statements.

iShares® Silver Trust

Statements of Changes in Net Assets (Unaudited)

For the three, six and nine months ended September 30, 2026

Nine Months Ended September 30, 2026
Net Assets at December 31, 2025	$38,046,290,508

Operations:
Net investment loss	(52,725,070)
Net realized gain	6,019,676,443
Net change in unrealized appreciation/depreciation	(5,469,551,027)
Net increase in net assets resulting from operations	497,400,346

Capital Share Transactions:
Contributions for Shares issued	8,338,923,243
Distributions for Shares redeemed	(11,211,859,417)
Net decrease in net assets from capital share transactions	(2,872,936,174)

Decrease in net assets	(2,375,535,828)

Net Assets at March 31, 2026	$35,670,754,680

Operations:
Net investment loss	(44,442,928)
Net realized gain	1,086,924,991
Net change in unrealized appreciation/depreciation	(7,795,272,098)
Net decrease in net assets resulting from operations	(6,752,790,035)

Capital Share Transactions:
Contributions for Shares issued	2,124,891,981
Distributions for Shares redeemed	(2,848,668,237)
Net decrease in net assets from capital share transactions	(723,776,256)

Decrease in net assets	(7,476,566,291)

Net Assets at June 30, 2026	$28,194,188,389

Operations:
Net investment loss	(38,665,751)
Net realized gain	485,605,779
Net change in unrealized appreciation/depreciation	412,326,388
Net increase in net assets resulting from operations	859,266,416

Capital Share Transactions:
Contributions for Shares issued	2,760,642,353
Distributions for Shares redeemed	(1,852,271,900)
Net increase in net assets from capital share transactions	908,370,453

Increase in net assets	1,767,636,869

Net Assets at September 30, 2026	$29,961,825,258

Shares issued and redeemed
Shares issued	183,650,000
Shares redeemed	(220,300,000)
Net decrease in Shares issued and outstanding	(36,650,000)

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

See notes to financial statements.

iShares® Silver Trust

Statements of Cash Flows (Unaudited)

For the nine months ended September 30, 2026 and 2025

	Nine Months Ended September 30,
	2026	2025
Cash Flows from Operating Activities
Proceeds from silver bullion sold to pay expenses	$136,845,117	$58,203,730
Expenses – Sponsor’s fee paid	(136,845,117)	(58,203,730)
Net cash provided by operating activities	—	—
Increase (decrease) in cash	—	—
Cash, beginning of period	—	—
Cash, end of period	$—	$—

Reconciliation of Net Increase (Decrease) in Net Assets Resulting from Operations to Net Cash Provided by (Used in) Operating Activities
Net increase (decrease) in net assets resulting from operations	$(5,396,123,273)	$8,162,197,125
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by (used in) operating activities:
Proceeds from silver bullion sold to pay expenses	136,845,117	58,203,730
Litigation proceeds(a)	—	(17,333)
Net realized gain	(7,592,207,213)	(1,837,826,019)
Net change in unrealized appreciation/depreciation	12,852,496,737	(6,385,088,084)
Change in operating assets and liabilities:
Sponsor’s fee payable	(1,011,368)	2,530,588
Receivable for investments sold	—	(62,865,416)
Payable for capital shares redeemed	—	62,865,409
Net cash provided by (used in) operating activities	$—	$—

Supplemental disclosure of non-cash information:
Silver bullion contributed for Shares issued	$13,224,457,577	$9,447,298,620
Silver bullion distributed for Shares redeemed	$(15,912,799,554)	$(7,796,654,578)

(a)	Represents a payment received from a class action settlement related to silver.

See notes to financial statements.

iShares® Silver Trust

Schedules of Investments (Unaudited)

At September 30, 2026 and December 31, 2025

September 30, 2026

Description	Ounces	Cost	Fair Value
Silver bullion	493,578,376	$23,295,733,048	$29,975,014,779

Total Investments – 100.04%			29,975,014,779
Liabilities in Excess of Other Assets – (0.04)%			(13,189,521)
Net Assets – 100.00%			$29,961,825,258

December 31, 2025

Description	Ounces	Cost	Fair Value
Silver bullion	528,691,365	$18,528,712,929	$38,060,491,397

Total Investments – 100.04%			38,060,491,397
Liabilities in Excess of Other Assets – (0.04)%			(14,200,889)
Net Assets – 100.00%			$38,046,290,508

See notes to financial statements.

iShares® Silver Trust

Notes to Financial Statements (Unaudited)

September 30, 2026

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

Gain or loss on sales of silver bullion is calculated on a trade date basis using the average cost method.

The following tables summarize activity in silver bullion for the three months ended September 30, 2026 and 2025:

Three Months Ended September 30, 2026	Ounces	Cost	Fair Value	Realized Gain (Loss)
Beginning balance	479,760,527	$21,940,564,821	$28,207,520,164	$—
Silver bullion contributed	44,056,448	2,760,642,353	2,760,642,353	—
Silver bullion distributed	(29,594,739)	(1,375,721,591)	(1,852,271,900)	476,550,309
Silver bullion sold to pay expenses	(643,860)	(29,752,535)	(38,808,005)	9,055,470
Net realized gain	—	—	485,605,779	—
Net change in unrealized appreciation/depreciation	—	—	412,326,388	—
Ending balance	493,578,376	$23,295,733,048	$29,975,014,779	$485,605,779

Three Months Ended September 30, 2025	Ounces	Cost	Fair Value	Realized Gain (Loss)
Beginning balance	478,049,763	$13,126,982,096	$17,197,840,225	$—
Silver bullion contributed	107,117,608	4,273,186,510	4,273,186,510	—
Silver bullion distributed	(81,647,390)	(2,324,788,054)	(3,222,621,857)	897,833,804
Silver bullion sold to pay expenses	(594,000)	(16,743,536)	(22,473,903)	5,713,033
Net realized gain	—	—	903,546,837	—
Litigation proceeds(a)	—	—	17,333	—
Net change in unrealized appreciation/depreciation	—	—	4,093,112,014	—
Ending balance	502,925,981	$15,058,637,016	$23,222,607,159	$903,546,837

(a)	Includes a payment received from a class action settlement related to silver of $17,333.

The following tables summarize activity in silver bullion for the nine months ended September 30, 2026 and 2025:

Nine Months Ended September 30, 2026	Ounces	Cost	Fair Value	Realized Gain (Loss)
Beginning balance	528,691,365	$18,528,712,929	$38,060,491,397	$—
Silver bullion contributed	166,248,238	13,224,457,577	13,224,457,577	—
Silver bullion distributed	(199,471,789)	(8,375,118,493)	(15,912,799,554)	7,537,681,061
Silver bullion sold to pay expenses	(1,889,438)	(82,318,965)	(136,845,117)	54,526,152
Net realized gain	—	—	7,592,207,213	—
Net change in unrealized appreciation/depreciation	—	—	(12,852,496,737)	—
Ending balance	493,578,376	$23,295,733,048	$29,975,014,779	$7,592,207,213

Nine Months Ended September 30, 2025	Ounces	Cost	Fair Value	Realized Gain (Loss)
Beginning balance	463,837,932	$11,628,353,352	$13,407,235,411	$—
Silver bullion contributed	263,087,422	9,447,298,620	9,447,298,620	—
Silver bullion distributed	(222,284,868)	(5,971,260,167)	(7,796,654,578)	1,825,394,411
Silver bullion sold to pay expenses	(1,714,505)	(45,754,789)	(58,203,730)	12,431,608
Net realized gain	—	—	1,837,826,019	—
Litigation proceeds(a)	—	—	17,333	—
Net change in unrealized appreciation/depreciation	—	—	6,385,088,084	—
Ending balance	502,925,981	$15,058,637,016	$23,222,607,159	$1,837,826,019

(a)	Includes a payment received from a class action settlement related to silver of $17,333.

C.	Calculation of Net Asset Value

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

The per Share amount of silver exchanged for a purchase or redemption represents the per-Share amount of silver held by the Trust, after giving effect to its liabilities.

When silver bullion is exchanged in settlement of a redemption, it is considered a sale of silver bullion for accounting purposes.

E.	Federal Income Taxes

The Trust is treated as a grantor trust for federal income tax purposes and, therefore, no provision for federal income taxes is required. Any interest, expenses, gains and losses are passed through to the holders of Shares of the Trust.

The Sponsor has analyzed applicable tax laws and regulations and their application to the Trust as of  September 30, 2026 and does not believe that there are any uncertain tax positions that require recognition of a tax liability.

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

Under the custodian agreement between the Trustee and the Custodian (the “Custodian Agreement”), the Trustee has agreed to indemnify the Custodian for certain costs, expenses, damages, liabilities and losses incurred in connection with the Custodian Agreement, except to the extent resulting from the Custodian’s negligence, willful default or fraud.

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

The following financial highlights relate to investment performance and operations for a Share outstanding for the three and nine months ended September 30, 2026 and 2025.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Net asset value per Share, beginning of period	$53.17	$32.69	$65.27	$26.33

Net investment loss(a)	(0.07)	(0.04)	(0.25)	(0.12)
Net realized and unrealized gain (loss)(b)	1.75	9.26	(10.17)	15.70
Net increase (decrease) in net assets from operations	1.68	9.22	(10.42)	15.58
Net asset value per Share, end of period	$54.85	$41.91	$54.85	$41.91

Total return, at net asset value(c)(d)	3.16%	28.20%	(15.96)%	59.17%

Ratio to average net assets:
Net investment loss(e)	(0.50)%	(0.50)%	(0.50)%	(0.50)%
Expenses(e)	0.50%	0.50%	0.50%	0.50%

(a)	Based on average Shares outstanding during the period.
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

Level 3 −	Unobservable inputs for the asset or liability, including the Trust’s assumptions used in determining the fair value of investments.

At September 30, 2026 and December 31, 2025, the value of the silver bullion held by the Trust is categorized as Level 1.

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

Results of Operations

The Quarter Ended September 30, 2026

The Trust’s net asset value increased from $28,194,188,389 at June 30, 2026 to $29,961,825,258 at September 30, 2026, a 6.27% increase. The increase in the Trust’s net asset value resulted primarily from an increase in the price of silver, which rose 3.28% from $58.80 at June 30, 2026 to $60.73 at September 30, 2026. The increase in the Trust’s net asset value also benefited from an increase in the number of outstanding Shares, which rose from 530,300,000 Shares at June 30, 2026 to 546,300,000 Shares at September 30, 2026, a consequence of 48,750,000 Shares (975 Baskets) being created and 32,750,000 Shares (655 Baskets) being redeemed during the quarter.

The 3.16% increase in the NAV from $53.17 at June 30, 2026 to $54.85 at September 30, 2026 is directly related to the 3.28% increase in the price of silver.

The NAV increased slightly less than the price of silver on a percentage basis due to the Sponsor’s fee, which was $38,665,751 for the quarter, or 0.13% of the Trust’s average weighted assets of $30,679,472,928 during the quarter. The NAV of $63.48 on August 28, 2026 was the highest during the quarter, compared with a low during the quarter of $49.98 on July 17, 2026.

The net increase in net assets resulting from operations for the quarter ended September 30, 2026 was $859,266,416, resulting from a net realized gain of $9,055,470 from investment in silver bullion sold to pay expenses, a net realized gain of $476,550,309 on silver bullion distributed for the redemption of Shares and an unrealized gain on investment in silver bullion of $412,326,388, partially offset by a net investment loss of $38,665,751. Other than the Sponsor’s fee of $38,665,751, the Trust had no expenses during the quarter.

The Nine-Month Period Ended September 30, 2026

The Trust’s net asset value decreased from $38,046,290,508 at December 31, 2025 to $29,961,825,258 at September 30, 2026, a 21.25% decrease. The decrease in the Trust’s net asset value resulted primarily from a decrease in the price of silver, which fell 15.64% from $71.99 at December 31, 2025 to $60.73 at September 30, 2026. The decrease in the Trust’s net asset value was also affected by a decrease in the number of outstanding Shares, which fell from 582,950,000 Shares at December 31, 2025 to 546,300,000 Shares at September 30, 2026, a consequence of 183,650,000 Shares (3,673 Baskets) being created and 220,300,000 Shares (4,406 Baskets) being redeemed during the period.

The 15.96% decrease in the NAV from $65.27 at December 31, 2025 to $54.85 at September 30, 2026 is directly related to the 15.64% decrease in the price of silver.

The NAV decreased slightly more than the price of silver on a percentage basis due to the Sponsor’s fee, which was $135,833,749 for the period, or 0.37% of the Trust’s average weighted assets of $36,325,085,976 during the period. The NAV of $107.35 on January 29, 2026 was the highest during the period, compared with a low during the period of $49.98 on July 17, 2026.

The net decrease in net assets resulting from operations for the nine months ended September 30, 2026 was $5,396,123,273, resulting from an unrealized loss on investment in silver bullion of $12,852,496,737 and a net investment loss of $135,833,749, partially offset by a net realized gain of $54,526,152 from investment in silver bullion sold to pay expenses and a net realized gain of $7,537,681,061 on silver bullion distributed for the redemption of Shares. Other than the Sponsor’s fee of $135,833,749, the Trust had no expenses during the period.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Not applicable.

Item 4. Controls and Procedures.

The duly authorized officers of the Sponsor performing functions equivalent to those a principal executive officer and principal financial officer of the Trust would perform if the Trust had any officers, with the participation of the Trustee, have evaluated the effectiveness of the Trust’s disclosure controls and procedures, and have concluded that the disclosure controls and procedures of the Trust were effective as of September 30, 2026, the end of the period covered by this report, to provide reasonable assurance that information required to be disclosed in the reports that the Trust files or submits under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported, within the time periods specified in the applicable rules and forms, and that it is accumulated and communicated to the duly authorized officers of the Sponsor performing functions equivalent to those a principal executive officer and principal financial officer of the Trust would perform if the Trust had any officers, as appropriate to allow timely decisions regarding required disclosure.

There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures.

There were no changes in the Trust’s internal control over financial reporting that occurred during the quarter ended September 30, 2026 that have materially affected, or are reasonably likely to materially affect, the Trust’s internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

a) None.

b) Not applicable.

c) 32,750,000 Shares (655 Baskets) were redeemed during the quarter ended September 30, 2026.

Period	Total Number of Shares Redeemed	Average Ounces of Silver Paid Per Share
07/01/26 to 07/31/26	11,850,000	0.9041
08/01/26 to 08/31/26	8,050,000	0.9037
09/01/26 to 09/30/26	12,850,000	0.9033
Total	32,750,000	0.9036

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

Pursuant to Section 219 of the Iran Threat Reduction and Syria Human Rights Act of 2012, which added Section 13(r) of the Exchange Act, the Trust hereby incorporates by reference herein Exhibit 99.1 of this report, which includes information provided by Malaysia Airports Holdings Berhad.

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
Sponsor of iShares Silver Trust (registrant)

/s/ Jay Jacobs

Jay Jacobs
Director, President and Chief Executive Officer
(Principal executive officer)

Date:	November 6, 2026

/s/ Bryan Bowers

Bryan Bowers
Director and Chief Financial Officer
(Principal financial and accounting officer)

Date:	November 6, 2026

*	The registrant is a trust and the persons are signing in their respective capacities as officers of iShares Delaware Trust Sponsor LLC, the Sponsor of the registrant.